Form 10-K
period 1996-12-29
ROADHOUSE GRILL
filed 1997-03-28
CIK 1019376

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996.)

                  For the Fiscal Year ended December 29, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 0-28930

                             ROADHOUSE GRILL, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                          65-0367604
     (State or other jurisdiction of  (I.R.S. Employer Identification No.)
     incorporation or organization)


      6600 NORTH ANDREWS AVENUE, SUITE 160, FT. LAUDERDALE, FLORIDA 33309
             (Address of principal executive offices and zip code)

                  Registrant's telephone number (954)489-9699


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  COMMON STOCK, PAR VALUE $.03 PER SHARE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]      No [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $12,673,615 based upon the closing sale price of $5.75 as reported on the Nasdaq National Market on March 14, 1997.

     The number of shares of the registrant's common stock outstanding as of March 14, 1997 was 9,305,408.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997 are incorporated into Part III hereof. Certain Exhibits in Part IV hereof are incorporated from the registrant's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 26, 1996, as amended.

================================================================================

                             ROADHOUSE GRILL, INC.
                                   FORM 10-K
                      FISCAL YEAR ENDED DECEMBER 29, 1996

                                     INDEX


PART I                                                                        Page
                                                                              ----
Item 1.     Business ........................................................  1
Item 2.     Properties ......................................................  5
Item 3.     Legal Proceedings ...............................................  7
Item 4.     Submission of Matters to a Vote of Security Holders .............  7

PART II
Item 5.     Market for Registrant's Common Equity and
                Related Shareholder Matters .................................  7
Item 6.     Selected Financial Data .........................................  8
Item 7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...............  8
Item 8.     Financial Statements and Supplementary Data .....................  13
Item 9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ......................  13

PART III
Item 10.    Directors and Executive Officers of the Registrant ..............  14
Item 11.    Executive Compensation ..........................................  14
Item 12.    Security Ownership of Certain Beneficial Owners and Management ..  14
Item 13.    Certain Relationships and Related Transactions ..................  14

PART IV
Item 14.    Financial Statements and Exhibits ...............................  15
Signatures  .................................................................  16

                                     PART I

ITEM 1. BUSINESS

     This Form 10-K contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from the results discussed in the forward-looking statements.

     Roadhouse Grill, Inc. (the "Company") owns and operates 33 and franchises or licenses five full-service, casual dining restaurants under the name "Roadhouse Grill." The Roadhouse Grill concept offers a fun, value-oriented dining experience that features premium quality grilled entrees and friendly service consistent with the Company's motto: "Good Food and a Smile . . . That's Roadhouse Style."(R) The comfortable, entertaining roadhouse setting is designed to appeal to a broad range of customers, including business people, couples, singles and particularly families.

     Roadhouse Grill restaurants are based upon a roadhouse-style concept developed in 1991 by the Company's founder and Chief Executive Officer, John D. Toole, III. In March 1993, Mr. Toole introduced the roadhouse-style concept to South Florida by opening the first Company-owned Roadhouse Grill restaurant in Pembroke Pines (Fort Lauderdale) with the financial backing of sophisticated industry investors. Since that time, the Company has grown rapidly, adding three company-owned restaurants in 1993 (including the North Miami, Florida Roadhouse Grill restaurant which was owned by a limited liability company in which the company held a 50% ownership interest), three restaurants in 1994 (including the Kendall, Florida Roadhouse Grill restaurant which was owned by a separate limited liability company in which the company held a 50% ownership interest), 13 restaurants in 1995 and 13 restaurants in 1996. As of December 29, 1996, the Company also franchised or licensed three restaurants in Malaysia and two restaurants in the United States. In fiscal 1996, the company acquired a 50% ownership interest in a limited liability company that owned a franchise restaurant which was opened in fiscal 1994.

THE ROADHOUSE GRILL CONCEPT

     The key elements that define the Roadhouse Grill concept are:

  - COMFORTABLE, OPEN LAYOUT. Roadhouse Grill restaurants have an energetic and casual atmosphere. The interior of each restaurant is large, open and visually appealing, with exposed ceilings and brick and lapboard cedar walls decorated with colorful, hand-painted murals and neon signs. Multi-level seating provides guests with a full view of the restaurant, including the exhibition grill and display kitchen, allowing everyone to enjoy the Roadhouse Grill experience. The exhibition cooking area features a mesquite-fired grill, a kitchen where homemade yeast rolls are made throughout the day and a display case filled with fresh cuts of meat, seafood and salads. To help create Roadhouse Grill's casual ambiance, metal pails of roasted peanuts top each table, guests are encouraged to toss peanut shells on the floor, drinks are served in mason jars, long neck beers are delivered in metal buckets filled with ice, and a classic jukebox entertains guests with popular rock and country and western music. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. See "Site Selection; Design and Layout."

  -    PREMIUM QUALITY GRILLED ENTREES AND DIVERSE MENU.  The Roadhouse
       Grill menu features aged USDA Choice steaks and ribs, chicken and seafood. An in-house butcher at each restaurant cuts and trims the steaks and prime rib, which are aged both before and after carving. In addition to grilled selections, the menu includes a variety of appetizers, sandwiches, salads and desserts, including signature items such as Roadhouse cheese wraps, hot out-of-the-oven yeast rolls made from scratch each day and a daily selection of homemade ice cream.

  - HIGH VALUE TO GUESTS. Roadhouse Grill strives to provide a high value dining experience for its guests by offering a broad, moderately priced menu and serving generous portions. At Roadhouse Grill restaurants, the price of each entree includes a choice of house or caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf and hot out-of-the-oven homemade yeast rolls. From 11 a.m. to 3 p.m. Monday through Friday, each Roadhouse Grill offers a selection of 14 "Lunch in a Rush" menu items ranging from entree salads to specialty sandwiches, all served to order in under 10 minutes and priced at $6.29 or less. For the fiscal year ended December 29, 1996, the average guest check, including beverage, was approximately $11.80. The average check for lunch and dinner was $8.75 and $13.25, respectively.

  - BROAD CUSTOMER APPEAL; FOCUS ON FAMILIES. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and particularly families. The Company believes that to be attractive to families a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup, and all Roadhouse Grill prototype restaurants have a game room featuring pinball and video games. In addition, each restaurant offers a special "Kids' Menu" featuring an assortment of entrees for $2.99. In 1996, for the second year in a row,

       Roadhouse Grill was voted a "Best Family Restaurant" in a survey conducted by South Florida Parenting magazine. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

  - EFFICIENT, PERSONALIZED SERVICE. The Company believes that a distinctive, enjoyable dining experience is made possible through excellent service. Accordingly, the Company hires individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to converse and interact with guests on a friendly, casual basis. Servers often sit down at the table with guests to take orders, and the restaurant manager visits each table to help ensure customer satisfaction.

SITE SELECTION; DESIGN AND LAYOUT

     The Company believes the site selection process is critical to the long-term success of any restaurant and, accordingly, devotes significant time and effort to the investigation and evaluation of potential locations. Among the factors it considers in the site selection process are market demographics (including population, age and median household income), traffic patterns and activity, site visibility and accessibility, and proximity to residential developments, office complexes, hotels, retail establishments and entertainment areas. The Company also considers existing or potential competition in the area and attempts to analyze the performance of other area restaurants.

     Management generally determines which geographic areas may be suitable for Roadhouse Grill restaurants and then employs real estate agents and brokers to identify potential sites in each area. In connection with the Company's evaluation, Company personnel visit and analyze each potential site. After a location has been leased or purchased and the necessary licenses and permits obtained, the average time for construction of new Roadhouse Grill restaurants has been approximately 120 days and the average time for renovation of an existing building has been approximately 90 days. However, there can be no assurances that such construction schedules can be maintained in the future.

     Roadhouse Grill restaurants are large, open and visually appealing, with exposed ceilings and brick and lapboard cedar walls decorated with colorful, hand-painted murals and neon signs. The prototypical interior also includes multi-level seating, an exhibition grill and display kitchen and a game room featuring pinball and video games. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. Company-owned restaurants opened prior to March 1996 generally range from 6,000 to 8,500 square feet in size.
In March of 1996, the Company refined its prototype from approximately 7,500 square feet (with seating for approximately 235 guests) to approximately 6,800 square feet (with seating for approximately 210 guests) in an effort to reduce construction costs without significantly impacting restaurant sales. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.4 million, depending on whether the Company converts an existing building or constructs a new restaurant.
However, there can be no assurance that the cost of opening Roadhouse Grill restaurants in the future will not increase.

MENU AND PRICING

     The Roadhouse Grill menu features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. The Company's steaks and prime rib are aged both before and after being cut and trimmed by each restaurant's in-house butcher. The menu features over sixty items, including eight cuts of steak ranging from 6 oz. to 18 oz. In addition to grilled selections, the menu offers a wide variety of appetizers, sandwiches, salads and desserts, including signature items such as Roadhouse cheese wraps and a daily selection of homemade ice cream. Each entree is served with a choice of a house salad or caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf and homemade yeast rolls. Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Prices range from $2.99 to $6.29 for lunch entrees and from $4.99 to $15.99 for dinner entrees. From 11 a.m. to 3 p.m. Monday through Friday, in addition to its full menu, each Roadhouse Grill offers a selection of 14 "Lunch in a Rush" menu items ranging from char-broiled steak salad to hand-breaded chicken strips and french fries, all prepared to order in under 10 minutes and priced at $6.29 or less. For fiscal 1996 the average guest check, including beverage, was approximately $11.80. The average checks for lunch and dinner were approximately $8.75 and $13.25, respectively.

RESTAURANT OPERATIONS AND MANAGEMENT

     Restaurant Personnel. The Company believes that excellent service contributes significantly to a distinctive, enjoyable dining experience. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to interact with customers on a friendly, casual basis. Consistent with the Company's preference to promote from within, restaurant managers generally are selected from Company personnel. The Company seeks to retain high-quality restaurant managers and personnel by providing them with opportunities for promotion and financial incentives based on individual restaurant performance. These financial incentives include a bonus plan that enables each restaurant manager to earn a portion of a bonus pool by achieving certain predetermined performance goals. During fiscal 1996, the Company's turnover rates were approximately 47% for restaurant staff and 27% for restaurant managers, which are significantly below the restaurant industry averages of 92% for staff employees and 50% for managers (as reported by the National Restaurant Association).

     Roadhouse Grill restaurants generally operate with five managers, including a general manager, an assistant general manager, a kitchen manager and two assistant managers. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with Company standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 90 employees, which includes at least one full-time, in-house butcher. The Company currently employs seven area supervisors, each of whom is responsible for three to six restaurants. The supervisors report to regional directors, each of whom has responsibility for four supervisors. The Company currently has two regional directors, who communicate daily with the Vice President of Operations.

     The Company devotes a significant amount of time and resources to restaurant management and staff training. Each new manager participates in an eight-week training program, which is conducted at designated training restaurants, before assuming an assistant manager position (or, in some instances, a kitchen manager position) at a Roadhouse Grill restaurant. This program is designed to provide training in all areas of restaurant operations, including food preparation and service, alcoholic beverage service, Company philosophy, operating standards, policies and procedures, and business management and administration techniques. The managers of the training restaurant conduct weekly evaluations of each manager trainee.

     In connection with the opening of each new restaurant, the Company sends one of its two full-time 16-member training teams to train and assist the new restaurant employees. The training team generally arrives at each restaurant two weeks prior to opening and remains for four weeks after opening. Typically, the top three managers (the general manager, the assistant general manager and the kitchen manager) of each new restaurant are individuals who have been managers at an existing Roadhouse Grill restaurant.

     Internal Controls; Restaurant Reporting. The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. The Company uses a computerized point-of-sale system to collect sales information from each restaurant, and restaurant managers are provided access to the operating statements for their respective restaurant.

     Purchasing. Roadhouse Grill operates a centralized purchasing system that is utilized by all restaurants operated by the Company (except those located in upstate New York). The Company purchased approximately 89% of its food and other products from two distributors during fiscal 1996. Beginning August 5, 1996, the Company began doing business with only one of these two principal distributors and anticipates that approximately 89% of its food and other products will be purchased from that distributor.

ADVERTISING AND MARKETING

     The Company attempts to build brand awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand awareness and increase efficiencies in its marketing efforts. The Company's marketing efforts are centered around print media and radio advertisements using the voice of "Cowboy Jim," the Company's mascot, and, to a lesser extent, the use of outdoor billboards. The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. Prior to opening a restaurant, the Company typically conducts a six-week print and radio advertising campaign and holds a "VIP Night" at which city officials, Chamber of Commerce members, police, fire and rescue personnel, local business people, area media and others are invited to have "dinner on the Roadhouse." At certain restaurants, the Company also is test marketing T-shirts and other merchandise bearing the Roadhouse Grill name and logo to increase the Company's brand recognition. During fiscal 1996, the Company spent approximately 2.9% of revenues on advertising and marketing activities.

FRANCHISING

     The Company has granted franchise rights to the Roadhouse Grill concept in Asia and the Pacific Rim and in certain limited geographic areas in the United States. Pursuant to its expansion strategy, the Company expects to concentrate its future franchising activity in Asia and the Pacific Rim through its international franchisees, Roadhouse Grill Hong Kong and Roadhouse Grill Asia. Although the Company's United States franchisees may open a limited number of additional franchised restaurants in their respective territories, the Company does not intend to grant additional franchise rights in the United States, other than any rights that may be granted to the licensee of the Gresham, Oregon and San Diego, California Roadhouse Grill restaurants. See "Domestic Franchising."

     International Franchising. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong, which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2.0% of gross sales for each restaurant's first three years of operation and 3.0% thereafter. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 50% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.5% of gross sales in the case of royalty fees.

     In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia which covers countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, North Korea, South Korea, The Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least 30 Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong. See Item 13 "Certain Relationships and Related Transactions."

     Domestic Franchising. The Company has entered into franchise or license arrangements for the development and operation of Roadhouse Grill restaurants in Gresham, Oregon, San Diego, California, and Clark County, Nevada. The Gresham Roadhouse Grill has been in operation since January 1993; the San Diego Roadhouse Grill has been in operation since January 1996; and the first Nevada franchise restaurant is currently under construction. The Company is currently in negotiations with one of its licensees regarding exclusive development rights relating to additional Roadhouse Grill restaurants in a limited number of states in the western United States. There can be no assurance that an agreement on the terms currently being discussed will be reached or that an agreement will be reached at all.

COMPETITION; RESTAURANT INDUSTRY

     The restaurant industry is highly competitive. The Company competes with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to that of the Company. Many of the Company's competitors are well established and have substantially greater market presence and financial and other resources than the Company. The entrance of new competitors into the Company's market areas or the expansion of operations by existing competitors could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company competes with other restaurant companies and retailers for sites, labor and, in many cases, customers. The Company believes that the key competitive factors in the restaurant industry are quality of food and service, price, location and concept. To the extent that one or more of its competitors becomes more successful with respect to any key competitive factors, the Company's business could be adversely affected.

     The restaurant industry is affected by changes in consumer tastes as well as national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. Dependence on fresh meats and produce also subjects restaurant companies to the risk that shortages or interruptions of supply could adversely affect the availability, quality or cost of ingredients. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of qualified management and hourly employees also may adversely affect the restaurant industry generally and the Company's restaurants in particular. The success and future profitability of the

Company will depend in part on its ability to identify and to respond appropriately to changing conditions within the restaurant industry.

GOVERNMENT REGULATION

     Each Roadhouse Grill restaurant is subject to numerous federal, state and local laws and governmental regulations, including those relating to the preparation, sale and service of food and alcoholic beverages, designation of non-smoking and smoking areas, accessibility of restaurants to disabled customers, development and construction of restaurants and environmental matters. Roadhouse Grill also is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of a new restaurant. Roadhouse Grill believes that it is operating in compliance in all material respects with applicable laws and regulations that govern its operations.

     Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons consuming and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dram-shop" statutes, which generally provide a person, injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     In connection with its sale of franchises, the Company is subject to the United States Federal Trade Commission rules and regulations and state laws that regulate the offer and sale of franchises. The Company also is subject to laws that regulate certain aspects of the franchise relationship.

     The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that its operations are in compliance in all material respects with applicable environmental laws and regulations. The Company conducts environmental audits of all proposed restaurant sites in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such sites. However, there can be no assurance that the Company will not incur material environmental liability in connection with any of its owned or leased properties.

EMPLOYEES

     At December 29, 1996, the Company employed 291 salaried employees, of whom 33 served in corporate and administrative capacities and 258 served as restaurant management personnel. In addition, the Company employed 3,801 persons on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are good.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

     Roadhouse Grill believes its trademarks, service marks and trade dress are important to its marketing efforts. Roadhouse Grill has registered the "Roadhouse Grill" service mark, the "Cowboy Jim and rocking chair" design and the slogan "Good Food and a Smile . . . That's Roadhouse Style" with the U.S. Patent and Trademark Office. The Company currently has registered the "Roadhouse Grill" service mark in France and Malaysia and has been approved for registration in Canada. The Company also currently has applied for registration of the "Roadhouse Grill" service mark in approximately 33 additional foreign countries, including Australia, Brazil, China, Germany, Hong Kong, Indonesia, Japan, Mexico, New Zealand, The Philippines, South Africa, Spain, Thailand and the United Kingdom.

ITEM 2. PROPERTIES

     As of December 29, 1996, all but 12 of the Company's restaurants were located in leased space. Initial lease expirations range from five to twenty years, with the majority of these leases providing renewal options extending the lease term to twenty years. All of the Company's leases provide for a minimum annual rent, and three of the leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally the leases are triple net leases which require the Company to pay the costs of insurance, taxes and a portion of the lessors' operating costs.

     The Company leases approximately 8,000 square feet for its corporate offices in Fort Lauderdale, Florida under a three-year lease expiring September 30, 1998.

     The following table provides information with respect to each of the Company's owned, franchised and licensed restaurants as of December 29, 1996.

                                                      Approximate Square  Owned, Leased
                                                       Footage/Seating     Licensed or
Location                               Opening Date       Capacity(1)      Franchised
--------                               ------------   ------------------  -------------
COMPANY-OWNED:
--------------
Pembroke Pines (Fort Lauderdale), FL   March 1, 1993       5,800/210           Leased
North Miami, FL (2)                    November 1, 1993    7,800/220           Leased
Coral Springs (Fort Lauderdale), FL    December 6, 1993    10,000/230          Leased
West Palm Beach, FL                    February 21, 1994   6,000/220           Leased
Kendall (Miami), FL (2)                June 28, 1994       8,000/230           Leased
Winter Park (Orlando), FL              September 10, 1994  12,000/240          Leased
Boca Raton, FL (2)                     December 12, 1994   7,200/230           Leased
Deerfield Beach (Fort Lauderdale), FL  January 16, 1995    7,500/230           Leased
Bradenton, FL                          February 20, 1995   10,000/280          Owned
Davie (Fort Lauderdale), FL (2)        March 15, 1995      5,800/210           Leased
Tampa, FL                              April 10, 1995      8,600/220           Leased
St. Petersburg, FL                     May 16, 1995        6,200/190           Leased
Delray Beach, FL                       June 27, 1995       7,500/230           Leased
Kissimmee, FL                          July 18, 1995       7,500/230           Owned
Lakeland, FL                           July 18, 1995       6,300/190           Leased
Jacksonville, Fl                       August 15, 1995     8,300/210           Owned
Orlando South, FL                      October 10, 1995    7,500/230           Leased
Tallahassee, FL                        October 30, 1995    7,500/230           Owned
Ocala, FL                              October 31, 1995    7,500/230           Owned
Fort Lauderdale, FL (2) (3)            December 14, 1995   12,000/200          Leased
North Palm Beach, FL                   February 15 1996    8,500/230           Owned
Sandy Springs (Atlanta), GA (4)        March 14, 1996      6,800/210           Leased
Longwood (Orlando), FL                 May 13, 1996        7,500/230           Owned
Orange Park (Jacksonville), FL (4)     May 30, 1996        6,800/210           Owned
Fort Myers, FL  (4)                    July 2, 1996        6,800/210           Owned
Columbia, SC                           July 2, 1996        8,400/220           Owned
Cheektowaga (Buffalo), NY              August 27, 1996     5,000/190           Leased
Kennesaw (Atlanta), GA  (4)            September 4, 1996   6,800/210           Leased
Amherst (Buffalo), NY                  September 24, 1996  5,000/190           Leased
Lake Worth (West Palm Beach), FL       October 22, 1996    6,000/200           Leased
Greenville, SC  (4)                    October 22, 1996    6,800/210           Owned
Duluth (Atlanta), GA  (4)              November 25, 1996   6,800/210           Leased
Rochester, NY                          December 4, 1996    7,140/210           Leased

FRANCHISED OR LICENSED:
-----------------------
Gresham, OR                            January 23, 1993    8,200/190           Licensed
Bangsar Baru, Malaysia                 November 20, 1995   5,800/160           Franchised
San Diego, CA                          January 22, 1996    8,600/270           Licensed
Ampang, Malaysia                       April 24, 1996      7,000/200           Franchised
Jalan Sultan Ismail, Malaysia          July 11, 1996       5,000/170           Franchised

----------------------------------
(1) Excludes bar seating.
(2) The North Miami and Kendall restaurants originally were owned by limited liability companies in which the Company held a 50% ownership interest. The Davie, Fort Lauderdale and Boca Raton restaurants were opened in March 1993, March 1993 and December 1994, respectively, as franchised restaurants. The Company acquired 100% ownership of the North Miami, Davie and Fort Lauderdale restaurants in March 1995; the Boca Raton store in December 1996; and has contracted to acquire 100% ownership of the Kendall restaurant (the Company anticipates the closing of this purchase will occur in December 1997), subject only to the truth of the representations and warranties contained in the acquisition agreement.
(3) The Ft. Lauderdale restaurant was closed for remodeling from September to December 1995. The date indicated in the above chart is the restaurant's re-opening date.
(4) Prototype restaurant.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of the Company, any resulting liability will not have material adverse effect on the Company or its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted for a vote of security holders during the fourth quarter of 1996.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's authorized common equity consists of 9,305,408 shares of Common Stock, par value $.03 per share.

     The common stock of the Company has been traded on the Nasdaq National Market under the symbol GRLL since November 26, 1996.

     The reported high and low last sale prices of the Company's Common Stock, as reported on the Nasdaq National Market for the fourth quarter of 1996 were $6.38 and $5.63, respectively. As of March 14, 1997 there were 44 holders of record of the Common Stock.

     Since the Company's Initial Public Offering in 1996, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                           (in thousands, except per share amounts)
                                                                                           FISCAL YEAR
                                                                                           -----------
STATEMENT OF OPERATIONS  DATA:                                            1993            1994            1995              1996
                                                                     ---------      ----------       ---------         ---------
Total revenues                                                       $   3,465       $  11,389       $  34,275         $  62,433
Cost of restaurant sales:
              Food and beverage                                          1,471           4,085          12,084            21,382
              Labor and benefits                                           988           4,606          12,019            19,749
              Occupancy and other                                        1,219           2,318           8,710            13,773
                                                                     ---------       ---------       ---------         ---------
                 Total cost of restaurant sales                          3,678          11,009          32,813            54,904
Depreciation and amortization                                               47             415           1,663             3,136
General and administrative                                                 280           1,913           3,328             4,471
                                                                     ---------       ---------       ---------         ---------
Total operating expenses                                                 4,005          13,337          37,804            62,511
                                                                     ---------       ---------       ---------         ---------
Operating income (loss)                                                   (540)         (1,948)         (3,529)              (78)
Other income (expense):
              Interest expense, net                                        (40)           (180)           (404)           (1,296)
              Equity in income (loss)of affiliate 1                       (136)           (411)            284               206
              Other, net                                                     3              20             159               278
                                                                     ---------       ---------       ---------         ---------
                 Total other income (expense)                             (173)           (571)             39              (812)
Net loss                                                             $    (713)      $  (2,519)      $  (3,490)        $    (890)
                                                                     =========       =========       =========         =========
Net loss per common share 2                                              (0.34)          (0.69)          (0.65)            (0.13)
                                                                     =========       =========       =========         =========
Weighted average shares outstanding                                  2,077,751       3,653,444       5,378,474         6,632,685
                                                                     =========       =========       =========         =========
BALANCE SHEET DATA:
              Working capital                                        $  (2,040)      $   7,409       $  (7,560)        $  (5,605)
              Total assets                                               1,685          24,843          42,201            67,335
              Long-term debt and due to related parties,
                 including current portion                               1,591           4,858          13,324            13,657
              Obligations under capital leases, including
                 current  portion                                          -             1,272           4,484             4,271
              Total shareholders' equity (deficit)                        (613)         17,639          20,261            41,100

-------------------------------
(1)    See Note 1 of Financial Statements.
(2) Gives effect to the conversion of the Issued Preferred Stock into Common Stock, which occurred as part of the Initial Public Offering on November 26, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements which involve risks and uncertainties relating to future events. Investors are cautioned that the Company's actual events or results may differ materially from the results discussed in the forward-looking statements.

     The Company opened its first restaurant in March 1993 in Pembroke Pines, Florida. As of December 29, 1996 there were 38 Roadhouse Grill restaurants in operation, consisting of 33 company-owned and five franchised or licensed restaurants. Of the Company-owned restaurants, 25 are located in Florida and 8 are located in Georgia, South Carolina and upstate New York.

     The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 12.4%, 13.6%, 13.0% and 12.5% of total revenues in fiscal 1993, fiscal 1994, fiscal 1995 and fiscal 1996, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

     The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. Pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, are amortized over a twelve-month period commencing the first full period after the restaurant opens. During fiscal 1996, pre-opening expenses incurred in connection with the opening of new Company-owned restaurants averaged approximately $166,000.

     In the first four years of operation, fiscal 1993, fiscal 1994, fiscal
1995 and fiscal 1996, the Company incurred net losses of $713,000, $2.5 million, $3.5 million, and $900,000, respectively. Accordingly, the Company has made no provision for taxes payable for such fiscal years. At December 29, 1996, the Company had a net operating loss carry forward of approximately $4,771,000.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to December 29, 1996 was approximately $1.2 million. The average real estate acquisition cost for the 12 restaurant sites owned by the Company was approximately $836,000 (one of the sites the company acquired is not yet open and is scheduled to open on April 1, 1997). The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost in fiscal 1996 for the restaurant sites leased by the Company was approximately $129,600 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.4 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

     In August 1996, the Company contracted to purchase from an unaffiliated third party the remaining 50% interest in Kendall Roadhouse Grill, L.C. The Company paid a deposit on January 7, 1997 toward this purchase. The Company anticipates the closing will occur in December 1997. In addition, the Company purchased a 50% interest in Boca Roadhouse Grill, L.C., a limited liability company which owns the Boca Raton, Florida Roadhouse Grill restaurant, from an unaffiliated third party in December 1996. The Company has managed the Boca Raton restaurant under a management agreement since December 1994 and expects to continue to due so in the foreseeable future.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statement of operations data expressed as a percentage of total revenues.

                                                         Fiscal Year
                                              ---------------------------------
                                               1993     1994     1995     1996
                                              -------  -------  -------  ------
 Total revenues ............................    100.0%   100.0%   100.0%  100.0%
 Cost of Company restaurant sales:
  Food and beverage ........................     42.4     35.9     35.3    34.2
  Labor and benefits .......................     28.5     40.4     35.1    31.6
  Occupancy and other ......................     35.2     20.4     25.4    22.1
                                              -------  -------  -------  ------
   Total cost of Company restaurant sales ..    106.1     96.7     95.8    87.9
 Depreciation and amortization .............      1.4      3.6      4.9     5.0
 General and administrative ................      8.1     16.8      9.7     7.2
                                              -------  -------  -------  ------
  Total operating expenses .................    115.6    117.1    110.4   100.1
                                              -------  -------  -------  ------
  Operating income (loss) ...................   (15.6)   (17.1)   (10.4)   (0.1)
 Total other income (expense) ..............     (5.0)    (5.0)     0.1    (1.3)
                                              -------  -------  -------  ------
 Net loss ..................................    (20.6)%  (22.1)%  (10.3)%  (1.4)%
                                              =======  =======  =======  ======

FISCAL 1996 COMPARED TO FISCAL 1995

     Restaurants open. At the beginning of fiscal 1996, there were 19 Company-owned restaurants in operation (including the Kendall, Florida Roadhouse Grill restaurant, which was owned by a limited liability company in which the Company held a 50% ownership interest). At December 29, 1996, there were 33 Company-owned restaurants in operation (including the Kendall and Boca Raton limited liability companies in which the company held a 50% ownership interest), a 73.7% year-over-year increase in the number of Company-owned restaurants.

     Total revenues. Total revenues increased $28.1 million, or 82.2%, from $34.3 million in fiscal 1995 to $62.4 million for fiscal 1996. This increase was attributable to the opening of additional restaurants during fiscal 1996 and the inclusion of all 13 Company-owned restaurants added in fiscal 1995 for the entire fiscal year ended 1996, and was partially offset by modest decreases in sales at other restaurants open during such period.

     Food and beverage. Food and beverage costs increased $9.3 million, or 76.9%, from $12.1 million in fiscal 1995 to $21.4 million in fiscal 1996. However, food and beverage costs decreased as a percentage of total revenues from 35.3% for fiscal 1995 to 34.2% in fiscal 1996. This decrease reflects,
(i) the opening of new restaurants over a larger base of Company-owned restaurants in operation during the fiscal year ended December 29, 1996 compared to the fiscal year ended December 31, 1995 and (ii) a continuing decline in food costs resulting from increased efficiencies associated with the implementation in fiscal 1995 of detailed recipes, training manuals, inventory controls and other management tools.

     Labor and benefits. Labor and benefits increased $7.7 million, or 64.3% from $12.0 million in fiscal 1995 to $19.7 in fiscal 1996. However, labor and benefit costs as a percentage of total revenues decreased from 35.1% in fiscal 1995 to 31.6% in fiscal 1996. The decrease was primarily attributable to spreading the costs associated with training managers for new restaurants over a larger base of Company-owned restaurants in operation during fiscal 1996 compared to fiscal 1995.

     Occupancy and other. Occupancy and other costs increased $5.1 million, or 58.1% from $8.7 million in fiscal 1995 to $13.8 million in fiscal 1996. However, occupancy and other costs decreased as a percentage of total revenues from 25.4% in fiscal 1995 to 22.1% in fiscal 1996. The decreased percentage resulted primarily from a significant increase in the percentage of restaurants owned, as opposed to leased, by the Company during fiscal 1996, as compared to fiscal 1995.

     Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 88.6%, from $1.7 million in fiscal 1995 to $3.1 million in fiscal 1996. Depreciation and amortization as a percentage of total revenues increased from 4.9% for fiscal 1995 to 5.0% for fiscal 1996. The increase in this percentage resulted primarily from an increase in the percentage of restaurants owned by the Company as opposed to leased during the fiscal year 1996, as compared to fiscal 1995.

     General and administrative. General and administrative expense increased $1.2 million, or 34.4%, from $3.3 million in fiscal 1995 to $4.5 million in fiscal 1996. General and administrative expense as a percentage of total revenues decreased from 9.7% for fiscal 1995 to 7.2% for fiscal 1996.
Economies of scale resulting from a greater number of Company-owned restaurants in operation during fiscal 1996 compared to fiscal 1995, were offset by increased expenses in the latter half of fiscal 1995 associated with increasing the management and support staff infrastructure in anticipation of future expansion.

     Total other income (expense). Total other income (expense) decreased by $851,000 from income of $39,000 in fiscal 1995 to expense of $812,000 in fiscal 1996. This decrease resulted primarily from interest expense incurred in connection with the purchase of a total of ten restaurants sites during fiscal 1995 and fiscal 1996, and was partially offset by income earned by the Kendall, Florida Roadhouse Grill restaurant, which was accounted for under the equity method of accounting. See Note 5 of Notes to Financial Statements.

     FISCAL 1995 COMPARED TO FISCAL 1994

     Restaurants open. At the beginning of fiscal 1994, there were three Company-owned restaurants in operation (including the North Miami, Florida Roadhouse Grill restaurant, which was owned by a limited liability company in which the Company held a 50% ownership interest). During fiscal 1994, the Company added three restaurants (including the Kendall, Florida Roadhouse Grill restaurant, which was owned by a limited liability company in which the Company held a 50% ownership interest), and during fiscal 1995 the Company added thirteen restaurants. As of the end of fiscal 1995, the Company had 19 Company-owned restaurants in operation.

     Total revenues. Total revenues increased $22.9 million, or 201.0%, from $11.4 million in fiscal 1994 to $34.3 million in fiscal 1995. This increase was attributable to the addition of 13 Company-owned restaurants during fiscal 1995 and the inclusion of a full year of operations for the two 100% Company-owned restaurants opened in fiscal 1994 and was partially offset by modest decreases in sales at certain restaurants opened in fiscal 1993 and fiscal 1994.

     Food and beverage. Food and beverage costs increased $8.0 million, or 195.8%, from $4.1 million in fiscal 1994 to $12.1 million in fiscal 1995, but decreased as a percentage of total revenues from 35.9% in fiscal 1994 to 35.3% in fiscal 1995.

This decrease reflects a decline in food costs resulting from increased efficiencies associated with the implementation in fiscal 1995 of detailed recipes, training manuals, inventory controls and other management tools.

     Labor and benefits. Labor and benefits costs increased $7.4 million, or 160.9%, from $4.6 million in fiscal 1994 to $12.0 million in fiscal 1995, but decreased as a percentage of total revenues from 40.4% in fiscal 1994 to 35.1% in fiscal 1995. This decline was primarily attributable to decreased training and recruiting costs resulting from lower restaurant employee turnover in fiscal 1995 compared to fiscal 1994.

     Occupancy and other. Occupancy and other costs increased by $6.4 million, or 275.8%, from $2.3 million in fiscal 1994 to $8.7 million in fiscal 1995. As a percent of total revenues, occupancy and other costs increased from 20.4% in fiscal 1994 to 25.4% in fiscal 1995. This increase resulted primarily from expanded advertising and promotional activities of the Company and greater pre-opening expenses in fiscal 1995 compared to fiscal 1994.

     Depreciation and amortization. Depreciation and amortization expense increased by $1.3 million, or 300.7%, from $415,000 in fiscal 1994 to $1.7 million in fiscal 1995. As a percentage of total revenues, depreciation and amortization expense increased from 3.6% in fiscal 1994 to 4.9% in fiscal 1995. This percentage increase resulted from higher depreciation expense associated with the purchase of five restaurant sites in fiscal 1995 and from the amortization of goodwill associated with three restaurants acquired from franchisees in fiscal 1995. All of the Company-owned restaurants opened prior to fiscal 1995 are leased.

     General and administrative. General and administrative expense increased by $1.4 million, or 73.9%, from $1.9 million in fiscal 1994 to $3.3 million in fiscal 1995. This increase was a result of increasing the management and support staff infrastructure in anticipation of future expansion. As a percentage of total revenues, general and administrative expense declined from 16.8% in fiscal 1994 to 9.7% in fiscal 1995. The decrease in this percentage was primarily attributable to economies of scale resulting from a greater number of Company-owned restaurants in operation during fiscal 1995.

     Total other income (expense). Total other income (expense) increased by $610,000 from a $571,000 expense in fiscal 1994 to income of $39,000 in fiscal 1995. This increase in total other income (expense) was primarily attributable to the Company's share of income earned by the Kendall, Florida Roadhouse Grill restaurant, which was accounted for under the equity method of accounting, and income from game rooms in new Company-owned restaurants, which income was partially offset by increased interest expense incurred in connection with the purchase of five restaurant sites in fiscal 1995.

FISCAL 1994 COMPARED TO FISCAL 1993

     Restaurants open. At the beginning of Fiscal 1993, there were no Company-owned restaurants in operation. The Company added three restaurants in each of fiscal 1993 and fiscal 1994 (including the North Miami, Florida Roadhouse Grill restaurant added in fiscal 1993, which was owned by a limited liability company in which the Company held a 50% ownership interest, and the Kendall, Florida Roadhouse Grill restaurant added in fiscal 1994, which was owned by a separate limited liability company in which the Company held a 50% ownership interest). As of the end of fiscal 1994, the Company had six Company-owned restaurants in operation.

     Total revenues. Total revenues increased $7.9 million, or 228.6% from $3.5 million in fiscal 1993 to $11.4 million in fiscal 1994. This increase was attributable to the opening of two 100% Company-owned restaurants during fiscal 1994 and the inclusion of a full year of operations for the two 100% Company-owned restaurants opened in fiscal 1993.

     Food and beverage. Food and beverage costs increased by $2.6 million, or 177.7%, from $1.5 million in fiscal 1993 to $4.1 million in fiscal 1994, but decreased as a percentage of total revenues from 42.4% in fiscal 1993 to 35.9% in fiscal 1994. This decrease was attributable primarily to lower food costs during fiscal 1994 that resulted from the introduction of portion controls and improved inventory management.

     Labor and benefits. Labor and benefits costs increased by $3.6 million, or 366.2%, from $988,000 in fiscal 1993 to $4.6 million in fiscal 1994. As a percentage of total revenues, labor and benefits costs increased from 28.5% in fiscal 1993 to 40.4% in fiscal 1994. This increase in labor and benefits costs was a result of overstaffing existing restaurants in order to hire and train managers and staff for restaurants to be opened.

     Occupancy and other. Occupancy and other costs increased by $1.1 million, or 90.2%, from $1.2 million in fiscal 1993 to $2.3 million in fiscal 1994, but decreased as a percentage of total revenues from 35.2% in fiscal 1993 to 20.4% in fiscal 1994. The decrease in this percentage reflects unusually high occupancy and other costs as a percentage of total revenues in fiscal 1993, which resulted primarily from spreading costs associated with the opening of the Company's first three restaurants over a small revenue base in fiscal 1993.

     Depreciation and amortization. Depreciation and amortization expense increased by $368,000 from $47,000 in fiscal 1993 to $415,000 in fiscal 1994. As a percentage of total revenues, depreciation and amortization increased from 1.4% in fiscal 1993 to 3.6% in fiscal 1994 primarily as a result of depreciation associated with two restaurants opened late in fiscal 1993 and three restaurants opened in fiscal 1994.

     General and administrative. General and administrative expense increased by $1.6 million from $280,000 in fiscal 1993 to $1.9 million in fiscal 1994. As a percentage of total revenues, general and administrative expense increased from 8.1% in fiscal 1993 to 16.8% in fiscal 1994. This increase was the result of the recruitment and hiring of additional management and support staff in anticipation of future growth.

     Total other income (expense). Total other income (expense) decreased by $398,000 from a $173,000 expense in fiscal 1993 to a $571,000 expense in fiscal 1994. The decrease in total other income (expense) was primarily attributable to losses incurred by the North Miami and Kendall, Florida Roadhouse Grill restaurants, which were accounted for under the equity method of accounting, and incremental financing costs associated with the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock and Preferred Stock, an Initial Public Offering, and loans from certain private parties, including present and former shareholders of the Company.

     In December 1996 the Company completed an Initial Public Offering of 2,500,000 shares of common stock at $6.00 per share. The proceeds of approximately $13.2 million, net of underwriting discounts and other costs incurred in connection with the Initial Public Offering, were used for the repayment of debt, the acquisition of a 50 percent interest in a former franchised restaurant, and for expansion of the Company.

     In September 1996, the Company borrowed $500,000 from SunTrust Bank, Miami, N.A. Such loan was unsecured; bore interest at the bank's prime rate plus 1% and was repaid on December 30, 1996. The proceeds of this loan were used for general corporate purposes.

     In July 1996, the Company issued promissory notes in the principal amounts of $1.5 million and $500,000 to a former Chairman of the Board of Directors of the Company and to a shareholder of the Company, respectively. These notes were repaid by the Company in August 1996 with the funds received in connection with the issuance of a promissory note in the principal amount of $2.0 million to Berjaya Group (Cayman) Limited ("Berjaya"), the Company's principal shareholder. In September 1996, the Company issued another promissory note in the principal amount of $1.5 million to such former Chairman of the Board. Also in September 1996, the Company issued an additional promissory note in the principal amount of $3.0 million to Berjaya. The proceeds of these loans were used for opening new restaurants. The loan from Berjaya, which was due and payable upon completion of the Initial Public Offering, has been extended and will mature on November 25, 1997.

     The Company's capital expenditures aggregated approximately $19.9 million in fiscal 1996, substantially, all of which were used to open Roadhouse Grill restaurants. In addition, the company acquired a 50% interest in Boca Roadhouse Grill, L.C., a limited liability company which owns the Boca Raton, Florida Roadhouse Grill restaurant for approximately $480,000. During fiscal 1996 the Company received approximately $5.0 million from the private placement of Common Stock, $2.4 million, net, in promissory notes, $13.2 million, net, from its Initial Public Offering and $4.1 million, net cash provided by operating activities.

     The Company's capital expenditures aggregated $14.5 million for fiscal 1995, substantially all of which was used to open Roadhouse Grill restaurants. In addition, the Company acquired two restaurants for aggregate cash consideration of $3.0 million. During fiscal 1995, the Company received approximately $6.0 million from the private placement of Common Stock. It also borrowed funds in the aggregate amount of approximately $2.5 million from a former Chairman of the Board of Directors of the Company (who is also a former shareholder), which loans were consolidated and extended in January 1996. In addition, the Company borrowed $600,000 from the owner of a 50% interest in Kendall Roadhouse Grill, L.C. and approximately $3.5 million from Berjaya. Net cash used in operating activities during fiscal 1995 was approximately $784,000.

     The Company's capital expenditures aggregated approximately $10.1 million for fiscal 1994; substantially all of which were used to open Roadhouse Grill restaurants. During fiscal 1994, the Company received approximately $20.8 million from the private placement of the Issued Preferred Stock and Common Stock. Net cash used in operating activities during fiscal 1994 was $1.8 million.

     The Company's capital expenditures aggregated $1.4 million during fiscal 1993, substantially all of which was used to open Roadhouse Grill restaurants. During fiscal 1993, the Company received $1.6 million in connection with the issuance of promissory notes to Berjaya and $100,500 from the private placement of Common Stock. In addition, net cash provided by operating activities during 1993 was approximately $40,000.

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($5.6 million as of December 29, 1996). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in its first and fourth fiscal quarters. In addition, quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

IMPACT OF INFLATION

     The Company does not believe that inflation has materially affected its results of operations during the past four fiscal years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

ACCOUNTING MATTERS

     Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from use of the asset and its eventual disposition to the carrying amount of the asset. The Company adopted SFAS No. 121 during fiscal 1996 and determined there is no material impact on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which becomes effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company is currently accounting for stock-based compensation under APB 25, and will continue accounting for stock-based compensation under this method.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Financial Statements" on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company dismissed its auditors on February 13, 1995 and again on November 28, 1995. Both such dismissals were approved by the Board of Directors of the Company, and neither was the result of the resignation of either auditing firm. Further, the changes were not the result of any disagreement with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The reports rendered by such auditors for fiscal 1993 and fiscal 1994 do not contain an adverse opinion or disclaimer of opinion and are not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal 1994 and fiscal 1995, there were no disagreements or "reportable events" with the former accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information with respect to the executive officers is incorporated by reference to the information contained under the caption "Certain Information Concerning Executive Officers" included in the Company's Proxy statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997.
This information with respect to the Directors of the Company is incorporated by reference to the information contained under the caption "Certain Information Concerning the Board of Directors" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the caption "Executive Compensation" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the information contained under the caption "Security Ownership of Officers, Directors, and Certain Beneficial Owners" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1995, the Company obtained loans in the aggregate amount of approximately $2.5 million from John Y. Brown, Jr. During fiscal 1995, Mr. Brown was the former Chairman of the Board of Directors of the Company and was a shareholder. In January 1996, these loans were consolidated and extended under the Company's unsecured promissory note dated January 15, 1996, in the principal amount of $2.5 million, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were due and payable in full upon the closing, and from the proceeds, of the Initial Public Offering. The funds obtained by the Company from such loan were used to finance the opening of new restaurants. The loan was initially unsecured but in July 1996 was cross-collateralized by the lien granted on the additional $1.5 million loan described in the next paragraph.

     In July 1996, the Company borrowed an additional $1.5 million from Mr. Brown under the Company's secured promissory note dated July 12, 1996, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were paid on August 19, 1996 from a portion of the proceeds of the Company's $2.0 million loan from Berjaya described below. The loan, the proceeds of which were used to finance the opening of new restaurants, was secured by a lien on all of the furniture, fixtures and equipment located in the Company's restaurants on July 12, 1996 that had not been previously pledged to a third party. Following the repayment of this loan, the Company in September 1996 obtained a new loan from Mr. Brown in the amount of $1.5 million, which was secured by the same collateral as the July 1996 note and which is evidenced by the Company's promissory note dated September 5, 1996, bearing interest at 5.0 percent per annum and payable in full upon the closing of the Initial Public Offering. The proceeds of this loan were used for general corporate purposes, including opening new restaurants.

     In July 1996, the Company borrowed $500,000 from Cupertino, a shareholder of the Company, under the Company's unsecured promissory note dated July 15, 1996, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were paid on August 19, 1996. The proceeds of this loan were used to finance the opening of new restaurants. Dr. Christian F. Horn, the Chairman of the Board of Directors of the Company, is the Managing Partner of Horn Ventures Partners II, L.P., which is a General Partner of Cupertino.

     In August 1996, the Company borrowed $2.0 million from Berjaya, its principal shareholder, under an unsecured promissory note dated August 16, 1996, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were due and payable in full upon the closing of the Initial Public Offering, but have been extended and will be due and payable on the first anniversary of the closing of the Initial Public Offering. The proceeds of this loan were used to repay the July 1996 $1.5 million loan from Mr. Brown and the $500,000 loan from Cupertino described above. In September 1996, the Company borrowed $3.0 million from Berjaya, its principal shareholder, under an unsecured promissory note dated September 27, 1996, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were due and payable in full upon the closing of the Initial Public Offering, but have been extended and will be due and payable on November 25, 1997. The proceeds of this loan were used for general corporate purposes, including opening new restaurants. Tan Kim Poh, a director of the Company, is Group Executive Director of Berjaya Berhad, which directly or indirectly owns Berjaya.

     Berjaya directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2.0 percent of gross sales for each restaurant's first three years of operation and 3.0 percent thereafter. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50 percent of any franchise and reservation fees and 50 percent of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.5 percent of gross sales in the case of royalty fees.

     In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, North Korea, South Korea, The Philippines and Thailand. Under the agreement, Roadhouse Grill
Asia is required to open and maintain at least 30 Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong.

     The obligations of the original tenant, New York Roasters, Inc., under the leases for the sites covering the Company's two restaurants in Buffalo, New York were assumed by the Company in December 1995. At the time of such assumptions, Mr. Brown was Chairman of the Board of Directors of the Company and also Chairman and President of Roasters Corp. New York Roasters, Inc. was a former franchisee of Roasters Corp. Except for the franchise relationship, neither Mr. Brown nor Roasters Corp. had, or currently has, any financial or other interest in New York Roasters, Inc.

     Dr. Christian F. Horn, the Chairman of the Board of Directors of the Company, is a director of Buffets, Inc. A subsidiary of Buffets, Inc. is the licensee of the Company in the operation of Roadhouse Grill restaurants in Gresham, Oregon and San Diego, California and is presently negotiating with the Company for the development of additional Roadhouse Grill restaurants. See "Business - Franchising - Domestic Franchising."


                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

(a)  List of documents filed as part of this report:

     1.   Financial Statements

          The Financial Statements are listed in the accompanying "Index to Financial Statements" on Page F-1.

     2.   Financial Statement Schedules

          Financial Statement Schedules are listed in the accompanying "Index to Financial Statements" on Page F-1

     3.   Exhibits

          The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1.

(b)  Reports on Form 8-K:

          The Company filed no reports on Form 8-K during the period covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1997.

                                         ROADHOUSE GRILL, INC.



                                         By:   /s/ John D. Toole III
                                               --------------------------------
                                               John D. Toole III,
                                               President and Chief Executive
                                                 Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signatures                                    Title                                     Date
           ----------                                    -----                                     ----
      /s/ John D. Toole III                      President, Chief Executive                      March 28, 1997
     ----------------------------------            Officer and Director                  --------------------------------
     John D. Toole III                         (Principal Executive Officer)



      /s/ Dennis C. Jones                        Chief Financial Officer,                        March 28, 1997
     ----------------------------------        (Principal Financial Officer               --------------------------------
     Dennis C. Jones                         and Principal Accounting Officer)

      /s/ Phillip Friedman                            Director                                   March 28, 1997
     ----------------------------------                                                    --------------------------------
     Phillip Friedman



      /s/ Dr. Christian F. Horn                       Director                                   March 26, 1997
     ----------------------------------                                                    --------------------------------
     Dr. Christian F. Horn


      /s/ Phil Ratner                                 Director                                   March 28, 1997
     ----------------------------------                                                    --------------------------------
     Phil Ratner




      /s/ Ayman Sabi                                  Director                                   March 26, 1997
     ----------------------------------                                                     --------------------------------
     Ayman Sabi


      /s/ Tan Kim Poh                                 Director                                   March 28, 1997
     ----------------------------------                                                     --------------------------------
     Tan Kim Poh



                         INDEX TO FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----
Independent Auditors' Reports ............................................................ F-2

Balance Sheets as of December 31, 1995 and December 29, 1996 ............................  F-4

Statements of Operations for the Fiscal Years Ended January 1, 1995, December 31, 1995
  and December 29, 1996 .................................................................  F-5

Statements of Changes in Shareholders' Equity for the Fiscal Years Ended January 1, 1995,
  December 31, 1995 and December 29, 1996 ...............................................  F-6

Statements of Cash Flows for the Fiscal Years Ended January 1, 1995, December 31, 1995
  And December 29, 1996 .................................................................  F-7

Notes to Financial Statements ...........................................................  F-8

Independent Auditors' Report ............................................................  F-18

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended
  December 31, 1995 and December 29, 1996 ...............................................  F-19

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying balance sheets of Roadhouse Grill, Inc. as of December 29, 1996 and December 31, 1995, and the related statements of operations, shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

February 17, 1997
Miami, Florida

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Roadhouse Grill, Inc.:

We have audited the statements of operations, shareholders' equity and cash flows of Roadhouse Grill, Inc. (the "Company") for the year ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, shareholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, shareholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, shareholders' equity and cash flows. We believe that our audit of the statements of operations, shareholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the results of operations and cash flows of Roadhouse Grill, Inc. for the year ended January 1, 1995, in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.

Miami, Florida
March 10, 1995

                             ROADHOUSE GRILL, INC.
                                 BALANCE SHEETS
                    December 31, 1995 and December 29, 1996


                                                                           December 31,  December 29,
                                                                               1995          1996
                                                                           ------------  ------------
                                 Assets
Current assets:
 Cash and cash equivalents...............................................  $ 2,805,043   $ 6,257,157
 Accounts receivable.....................................................      119,826       196,542
 Inventory...............................................................      405,585       814,225
 Current portion of note receivable......................................       76,407        76,634
 Pre-opening costs, net..................................................      316,638     1,508,310
 Prepaid expenses........................................................      241,003       577,883
                                                                           -----------   -----------
    Total current assets.................................................    3,964,502     9,430,751
 Note receivable.........................................................      265,128       218,539
 Property, plant & equipment, net........................................   35,844,784    54,129,230
 Intangible assets, net of accumulated amortization of $28,366 and $92,270 at December 31, 1995 and December 29, 1996
    respectively.........................................................      886,594       877,260
 Other assets............................................................    1,024,449     1,479,718
 Investment in and advances to affiliates................................      215,773     1,199,382
                                                                           -----------   -----------
    Total assets.........................................................  $42,201,230   $67,334,880
                                                                           ===========   ===========
                  Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable........................................................  $ 1,831,950   $ 5,246,738
 Accrued expenses........................................................    2,299,498     3,059,142
 Due to related parties..................................................    6,615,000     5,000,000
 Current portion of long term debt.......................................      695,078     1,452,935
 Current portion of capitalized lease obligations........................      238,560       277,381
                                                                           -----------   -----------
    Total current liabilities                                               11,680,086    15,036,196
Long term debt...........................................................    6,014,268     7,204,451
Capitalized lease obligations............................................    4,245,391     3,993,858
                                                                           -----------   -----------
    Total liabilities....................................................   21,939,745    26,234,505

Shareholders' equity:
 Preferred stock $.01 par value. Authorized 10,000,000 shares;
 issued and outstanding Series A - 3,525,000, and 0 shares, respectively        35,250        --
 Series B - 2,350,025 and 0 shares respectively..........................       23,500        --
Common stock $.03 par value. Authorized 30,000,000 shares;
 issued and outstanding 3,920,624 and 9,305,408, respectively............      117,618       279,162
 Additional paid-in-capital..............................................   26,807,318    48,433,344
 Accumulated deficit.....................................................   (6,722,201)   (7,612,131)
                                                                           -----------   -----------
    Total shareholders' equity...........................................   20,261,485    41,100,375
Commitments and contingencies (note 13)..................................       --            --
                                                                           -----------   -----------
Total liabilities and shareholders' equity...............................  $42,201,230   $67,334,880
                                                                           ===========   ===========

                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC

                            STATEMENTS OF OPERATIONS

For the fiscal years ended January 1, 1995, December 31, 1995 and December 29, 1996

                                                                    Fiscal Year
                                                   ----------------------------------------------
                                                       1994               1995           1996
                                                   -----------        -----------     -----------
Total revenue                                      $11,389,060        $34,275,496     $62,433,131
  Cost of restaurant sales:
  Food and beverage........................          4,085,246         12,084,134      21,381,810
  Labor and benefits.......................          4,606,156         12,019,723      19,748,626
  Occupancy and other......................          2,318,014          8,710,597      13,773,532
                                                   -----------        -----------     -----------
  Total cost of restaurant sales...........         11,009,416         32,814,454      54,903,968
Depreciation and amortization..............            414,912          1,662,650       3,136,272
General and administrative.................          1,913,446          3,327,680       4,470,900
                                                   -----------        -----------     -----------
  Total operating expenses.................         13,337,774         37,804,784      62,511,140
                                                   -----------        -----------     -----------
  Operating income (loss)..................         (1,948,714)        (3,529,288)        (78,009)
Other income (expense):
Interest expense, net......................           (179,803)          (404,009)     (1,296,393)
Equity in net income (loss) of affiliates             (411,081)           284,241         206,489
Other, net.................................             20,325            159,152         277,983
                                                   -----------        -----------     -----------
   Total other income (expense)............           (570,559)            39,384        (811,921)
                                                   -----------        -----------     -----------
   Net loss................................        $(2,519,273)       $(3,489,904)    $  (889,930)
                                                   ===========        ===========     ===========
Net loss per common share..................        $     (0.69)       $     (0.65)    $     (0.13)
                                                   ===========        ===========     ===========
Weighted average common shares and
  share equivalents outstanding............          3,653,444          5,378,474       6,632,685
                                                   ===========        ===========     ===========


                See accompanying notes to financial statements.

                             ROADHOUSE GRILL, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the fiscal years ended January 1, 1995, December 31, 1995 and December 29, 1996

                                           Common Stock         Preferred Stock      Additional
                                       --------------------  ---------------------    Paid-in     Accumulated
                                        Shares     Amount      Shares      Amount     Capital       Deficit        Total
                                       ---------  ---------  -----------  --------  ------------  ------------  ------------
Balance January 2, 1994 .............        167  $    500           --   $    --   $   100,000   $  (713,024)  $  (612,524)
Change in par value .................         --      (495)          --        --           495            --            --
Stock split .........................  2,147,982    64,439           --        --       (64,439)           --            --
Issuance of:
  Common Stock ......................  1,033,333    31,000           --        --     9,577,500            --     9,608,500
  Preferred stock-Series A ..........         --        --    3,525,000    35,250     5,252,250            --     5,287,500
  Preferred stock-Series B ..........         --        --    2,350,025    23,500     5,851,562            --     5,875,062
  Net loss ..........................         --        --           --        --            --    (2,519,273)   (2,519,273)
                                       ---------  --------   ----------   -------   -----------   -----------   -----------
Balance January 1, 1995 .............  3,181,482    95,444    5,875,025    58,750    20,717,368    (3,232,297)   17,639,265
  Issuance of common stock ..........    620,624    18,618           --        --     6,000,573            --     6,019,191
  Stock options exercised ...........    118,518     3,556           --        --        49,777            --        53,333
  Stock options outstanding .........         --        --           --        --       118,800            --       118,800
  Deferred compensation .............         --        --           --        --       (79,200)           --       (79,200)
  Net loss ..........................         --        --           --        --            --    (3,489,904)   (3,489,904)
                                       ---------  --------   ----------   -------   -----------   -----------   -----------
Balance December 31, 1995 ...........  3,920,624   117,618    5,875,025    58,750    26,807,318    (6,722,201)   20,261,485
  Issuance of common stock ..........  3,287,030    98,612           --        --    21,590,608            --    21,689,220
  Conversion of Series A to common ..  1,175,000    35,250   (3,525,000)  (35,250)           --            --            --
  Conversion of Series B to common ..    922,754    27,682   (2,350,025)  (23,500)       (4,182)           --            --
  Deferred compensation .............         --        --           --        --        39,600            --        39,600
  Net loss ..........................         --        --           --        --            --      (889,930)     (889,930)
                                       ---------  --------   ----------   -------   -----------   -----------   -----------
Balance December 29, 1996 ...........  9,305,408  $279,162           --   $    --   $48,433,344   $(7,612,131)  $41,100,375
                                       =========  ========   ==========   =======   ===========   ===========   ===========




                See accompanying notes to financial statements.

                             ROADHOUSE GRILL, INC.
                           STATEMENTS OF CASH FLOWS
For the fiscal years ended January 1, 1995, December 31, 1995 and December 29,
                                     1996

                                                                          January 1,   December 31,  December 29,
                                                                             1995          1995          1996
                                                                         ------------  ------------  ------------
Cash flows from operating activities
  Net loss ............................................................  ($2,519,273)  ($3,489,904)    ($889,930)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization .....................................      414,912     1,662,650     3,136,272
    Noncash compensation expense ......................................          --         39,600        39,600
    Equity in net (income) loss of affiliate ..........................      411,081      (284,241)     (206,489)
  Changes in assets and liabilities, net of acquisitions of businesses:
    Decrease (increase) in accounts receivable ........................     (236,079)      133,868       (76,716)
    Decrease (increase) in other assets ...............................        7,194      (882,068)     (176,422)
    Increase in prepaid expense .......................................      (92,629)      (85,342)     (336,880)
    Increase in accounts payable ......................................       83,697       911,772     3,414,788
    Increase in accrued expenses ......................................      283,378     1,760,798       759,644
    Increase in inventory .............................................      (48,777)     (300,608)     (408,640)
    Increase in pre-opening costs .....................................      (65,697)     (250,941)   (1,191,672)
                                                                          -----------    ----------   -----------
       Net cash provided by (used in) operating activities ............   (1,762,193)     (784,416)    4,063,555
                                                                          -----------    ----------   -----------

Cash flows from investing activities
  Advances to affiliates, net .........................................     (572,064)       26,031      (222,120)
  Payments for intangibles ............................................            -            --       (54,570)
  Proceeds from payment on notes receivable ...........................            -        49,235        46,362
  Proceeds from sale leaseback transactions ...........................            -     1,185,960       395,164
  Purchase of property and equipment ..................................  (10,112,790)  (14,541,042)  (19,859,672)
  Acquisition of restaurants ..........................................            -    (3,000,000)     (480,000)
  Capital contribution to affiliate ...................................            -             -       (75,000)
                                                                         ------------  ------------  ------------
       Net cash used in investing activities ..........................  (10,684,854)  (16,279,816)  (20,249,836)
                                                                         ------------  ------------  ------------

Cash flows from financial activities
  Proceeds from short term debt and amounts due to related parties ....       29,045     6,615,000     7,000,000
  Repayments of amounts due to related parties ........................   (1,591,172)            -    (4,600,000)
  Proceeds from long-term debt ........................................    1,658,078             -            --
  Repayments of long-term debt ........................................     (664,592)     (407,977)     (694,459)
  Payments on capital lease obligations ...............................     (112,391)     (144,765)     (256,381)
  Proceeds from issuance of common and preferred stock ................   20,771,062     6,072,524    18,189,235
                                                                          -----------    ----------   -----------
    Net cash provided by financing activities .........................   20,090,030    12,134,782    19,638,395
                                                                          -----------    ----------   -----------

Increase (decrease) in cash and cash equivalents ......................    7,642,983    (4,929,450)    3,452,114

Cash and cash equivalents at beginning of year ........................       91,510     7,734,493     2,805,043
                                                                         -----------   -----------   -----------
Cash and cash equivalents at end of year ..............................  $ 7,734,493   $ 2,805,043   $ 6,257,157
                                                                         ===========   ===========   ===========

Supplementary disclosures:
  Interest paid .......................................................  $   343,703   $   525,276   $ 1,369,897
                                                                         ===========   ===========   ===========


Noncash investing and financing activities:

 Capital lease obligations and seller financing mortgage agreements of $1,271,727 and $4,924,458, respectively, were entered into in the year ended January 1, 1995.

 During the fiscal year ended December 31, 1995 the Company entered into capital leases for property and equipment in the amount of $4,100,000.

 In addition, the Company entered into mortgage notes payable amounting to approximately $2,000,000 during the fiscal year ended December 31, 1995. The Company assumed $270,000 in debt in connection with the assumption of a lease from a third party.

 During the fiscal year ended December 29, 1996, $3,500,000 of long-term debt was converted to common stock. The Company entered into capital lease obligations and seller financing mortgage agreements of $44,000 and $2,144,070, respectively, during the period from January 1, 1996 to December 29, 1996.


                See accompanying notes to financial statements.

                             ROADHOUSE GRILL, INC.

                         NOTES TO FINANCIAL STATEMENTS
            January 1, 1995, December 31, 1995 and December 29, 1996

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) BUSINESS

       Roadhouse Grill, Inc. (the "Company") was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the "Roadhouse Grill" name.

       At December 29, 1996, there were 33 Company-owned restaurants open. There were three restaurants operating under franchise agreements and two restaurants operating under license agreements. Included in the 33 Company-owned restaurants were the Company's 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company that owns the Kendall, Florida Roadhouse Grill restaurant ("Kendall") and 50 percent interest in Boca Raton Roadhouse Grill, L.C., a limited liability company that owns the Boca Raton, Florida Roadhouse Grill restaurant ("Boca"). The Company manages the operations of the Kendall and Boca restaurants pursuant to individual operating agreements. Under the operating agreements, the Company receives management fees and is allocated its share of the restaurants' profits and losses. The Company previously had a 50 percent interest in North Miami Roadhouse Grill, L.C., a limited liability company that owned the North Miami Roadhouse Grill restaurant ("North Miami"), under a similar arrangement. The Company acquired the remaining interest in the first quarter of 1995.

  (b) INVESTMENT IN AFFILIATES

       The Company's 50 percent interests in Kendall and Boca are accounted for under the equity method. In addition, the Company's 50 percent interest in North Miami was accounted for under the equity method until the Company acquired a 100% interest in that restaurant, which occurred in the first quarter of 1995.

  (c) PROPERTY AND EQUIPMENT

       Property and equipment are carried at cost less accumulated depreciation. The cost of restaurants held under capital leases is recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Repairs and maintenance are charged to expense as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized and depreciated over the useful life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is recognized.

       Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of capitalized leased assets is calculated using the straight-line method over the shorter of the estimated useful life of the leased asset or the lease term.

  (d) INTANGIBLES

       Intangibles consist primarily of goodwill recorded as a result of a restaurant acquisition in 1995 (see Note 14) and are being amortized on a straight-line basis over 17 years, which is the lease term of the respective restaurant property. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render goodwill not recoverable. If such circumstances arise, the Company uses undiscounted future cash flows to determine whether the goodwill is recoverable. In 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of," (see Note 1m).

  (e) CASH AND CASH EQUIVALENTS

       The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

  (f) INVENTORY

       Inventories are valued at the lower of cost (based on first-in, first-out inventory costing) or net realizable value and consist primarily of restaurant food items, beverages and paper supplies.

  (g) INCOME TAXES

       Prior to January 1994, the Company had elected to be treated as an S Corporation under the appropriate sections of the Internal Revenue Code and, accordingly, was not subject to federal and state income taxes. Instead, the Company's taxable income or loss and available credits were the responsibility of the Company's shareholders.

       Effective January 1994, the Company terminated its S Corporation status and consequently, became subject to federal and state income taxes. Upon termination of the Company's S Corporation status, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," which requires the utilization of the liability method of accounting for deferred income taxes. Under this method, deferred income tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

  (h) PRE-OPENING COSTS

       Pre-opening costs are costs incurred in the opening of new stores (primarily payroll costs) which are capitalized and amortized over a one-year period commencing with the first full period after the new restaurant opens.

       Deferred costs related to sites subsequently determined to be unsatisfactory, and general site selection costs which cannot be identified with a specific restaurant, are charged to operations.

  (i) FISCAL YEAR

       The Company's fiscal year ends on the Sunday nearest December 31.

  (j) USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (k) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The fair value of long-term debt at December 31, 1995 and December 29, 1996 is approximately
  $6,240,000 and $7,597,000, respectively.

  (l) REVENUE RECOGNITION

       Total revenues include sales at Company-operated restaurants, royalties received from restaurants operating under franchise and license agreements, and fees earned under management agreements. Revenue earned from the game rooms and vending machines in the restaurants is included in other income.

  (m) NEW ACCOUNTING STANDARDS

       In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting Standards for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), which became effective for financial statements for fiscal years beginning after December 15, 1995. The statement establishes accounting standards for the impairment of long-lived assets, certain identif iable intangible assets and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangible assets to be disposed of. The Company adopted SFAS No. 121 during fiscal 1996 and determined there is no material impact to the financial position or results of operations of the Company.

       In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which became effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in 1995 and 1996 as if the fair value based method defined in SFAS No. 123 had been applied. The Company previously accounted for stock-based compensation under APB 25 and has opted to continue accounting for stock-based compensation under this method and provide the pro forma disclosure provisions of SFAS No. 123.

  (n) NET LOSS PER COMMON SHARE AND PRO FORMA NET LOSS PER COMMON SHARE

       Net loss per common share for all periods is based on the weighted average number of common shares outstanding plus all common shares, stock options and warrants issued within one year prior to the initial filing date of the registration statement for the Initial Public Offering. Common stock equivalents prior to such period are included in the determination of loss per share only where such inclusion is dilutive. In addition, net loss per common share includes the conversion of all outstanding preferred shares into common shares in connection with the Initial Public Offering for all periods presented.

       On October 9, 1996, the Board of Directors declared a one-for-three reverse stock split (see Note 9). All per share data appearing in the financial statements have been retroactively adjusted for the reverse split.

  (o) ADVERTISING COSTS

       During 1995, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7). The adoption of SOP 93-7 did not have a material impact on the Company's financial position or results of operations. The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ending January 1, 1995, December 31, 1995 and December 29, 1996 amounted to approximately $414,000, $1,273,000 and $1,378,000, respectively.

  (p) RECLASSIFICATIONS

       Certain prior year balances have been reclassified to conform to the current presentation.

  (2) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at:



                                                       December 31,    December 29,     Estimated
                                                           1995            1996        Useful Lives
                                                           ----            ----        ------------
Building.............................................   $10,264,366     $17,018,598      20 years

Land.................................................     8,489,969      10,842,818          -

Furniture and equipment..............................     8,324,125      13,319,318      3-7 years

Leasehold improvements ..............................     8,763,326      12,695,856     7-10 years
                                                        -----------     -----------
                                                         35,841,786      53,876,590

Less accumulated depreciation                             2,172,857       5,046,035
                                                        -----------     -----------
                                                         33,668,929      48,830,555

Construction in progress                                  2,175,855       5,298,675
                                                        -----------     -----------
                                                        $35,844,784     $54,129,230
                                                        ===========     ===========

        Included in property and equipment are buildings under capital leases of $4,621,318 and $4,661,633 at December 31, 1995 and December 29, 1996,
respectively, (see Note 3). The Company capitalized interest costs of approximately $86,400, $273,000 and $269,000 during the fiscal years ended January 1, 1995, December 31, 1995, and December 29, 1996, respectively, with respect to qualifying construction projects.

(3)   CAPITAL LEASES

        The following is a schedule of future minimum lease payments required under capital leases as of December 29, 1996:

            1997                                                         $  726,932
            1998                                                            736,860
            1999                                                            740,768
            2000                                                            556,315
            2001                                                            427,534
            Thereafter                                                    4,995,078
                                                                         ----------
            Total minimum lease payments                                  8,183,487
            Less amount representing interest at varying rates
            ranging from 9.5 percent to 13 percent                        3,912,248
                                                                         ----------
                                                                          4,271,239

             Less current portion                                           277,381
                                                                         ----------
             Present value of minimum obligations                        $3,993,858
                                                                         ==========


        During the fiscal year ended December 31, 1995, the Company entered into several agreements for the sale and leaseback of restaurant equipment for a period of sixty months at four Company restaurants, which were recorded as capital leases. The equipment was sold at book value of approximately $1,200,000, and as such, no gain or loss resulted from the transaction.

(4) OPERATING LEASES

        The Company leases the majority of its operating restaurant facilities. The lease terms range from 5 to 10 years and generally provide for renewal options extending the lease term to 20 years.

        The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 29, 1996:

            1997                             $  2,621,059
            1998                                2,771,150
            1999                                2,547,714
            2000                                2,548,722
            2001                                2,499,739
            Thereafter                         14,938,324
                                             ------------
            Total minimum lease payments     $ 27,926,708
                                             ============


        The total rent expense for operating leases was $565,000, $1,524,900 and $1,719,900 for fiscal 1994, fiscal 1995 and fiscal 1996, respectively.

(5)  INVESTMENT IN AND ADVANCES TO AFFILIATES

        As discussed in Note 1, the Company had a 50 percent interest in Boca at December 29, 1996, a 50 percent interest in Kendall at January 1, 1995, December 31, 1995 and December 29, 1996, and a 50 percent interest in North Miami at January 1, 1995.

        The Company accounted for these investments under the equity method. Summarized balance sheet and income statement information for these investments is as follows:

                                                     JANUARY 1,            DECEMBER 31,         DECEMBER 29,
SUMMARIZED BALANCE SHEETS:                              1995                  1995                 1996
--------------------------                           ----------            -----------          ------------
Current assets                                       $   59,635             $  117,246           $  320,050
Property and equipment, net                           1,657,445                823,273            1,561,202
Other                                                    62,599                 27,325               29,576
                                                     ----------             ----------           ----------
   Total assets                                       1,779,679                967,844            1,910,828
                                                     ----------             ----------           ----------

Current liabilities                                   1,992,644                838,160              401,391
Due to related parties and other liabilities            334,152                 79,975              462,062
                                                     ----------             ----------           ----------
   Total liabilities                                  2,326,796                918,135              863,453
                                                     ----------             ----------           ----------
Net assets (deficit)                                 $ (547,117)            $   49,709           $1,047,375
                                                     ==========             ==========           ==========
SUMMARIZED STATEMENTS OF OPERATIONS:
------------------------------------
Revenue                                              $4,901,572             $3,684,177           $5,447,911
                                                     ----------             ----------           ----------
Operating income (loss)                              $  (94,264)            $  403,039           $  372,882
                                                     ----------             ----------           ----------
Net income (loss)                                    $ (275,046)            $  319,296           $  337,993
                                                     ----------             ----------           ----------

        Under the terms of the operating agreements discussed in Note 1(a), profits and losses are allocated 50 percent to each partner for each affiliate. North Miami and Kendall cash distributions are paid 25 percent to the
Company and 75 percent to its partner until such time as the partner recovers
their investment.   Thereafter, the cash distributions are paid 50 percent to
each partner. Boca cash distributions are paid equally to each partner. The Company absorbed all of the losses of its affiliates during fiscal 1994.

        Also included in investment in and advances to affiliates at December 31, 1995 and December 29, 1996 are $155,263 and $377,380 in cash advances made by the Company to its affiliates.

(6) MAJOR SUPPLIERS

        For the fiscal years ended December 31, 1995 and December 29, 1996, two suppliers comprised approximately 87% and 89%, respectively, of the Company's purchases. Purchases from these suppliers were approximately $11.8 million and $21.4 million for fiscal 1995 and fiscal 1996, respectively.

(7) DUE TO RELATED PARTIES

        At December 31, 1995, due to related parties consists principally of $2,500,000 due to a former Chairman of the Board of Directors of the Company and $600,000 due to the other 50 percent owner of the Kendall restaurant. The notes bear interest at 8.5 percent and 13 percent, respectively, and the latter required monthly payments of principal and interest through October 1996. A note payable to Berjaya Group (Cayman) Ltd. ("Berjaya") at December 31, 1995 in the amount of $3,500,000 was converted into common stock in April 1996. (See
Note 9).


        At December 29, 1996, due to related parties consists principally of promissory notes in the amount of $5,000,000 due to Berjaya. The notes bear interest at 8.5 percent and are due on November 25, 1997.

(8) LONG-TERM DEBT

        The Company acquired several properties through seller financing arrangements. These arrangements are collateralized by the properties and bear interest at rates varying from 7 percent to 10.75 percent. Monthly principal and interest payments are due through January 2006.

        Annual maturities on the mortgage notes payable as of December 29, 1996 are as follows:

               1997                           $1,452,935
               1998                            1,034,803
               1999                            1,121,882
               2000                            1,136,588
               2001                            1,144,090
               Thereafter                      2,767,088
                                              ----------
                                               8,657,386
               Less current portion            1,452,935
                                              ----------
                                              $7,204,451
                                              ==========


        The carrying amount of assets used as collateral is approximately $18,700,000 and $27,860,000 at December 31, 1995 and December 29, 1996,
respectively.

(9) CAPITAL STOCK

        As of January 1, 1995, the Company's capital structure consisted of 30,000,000 shares of authorized common stock, with a par value of $.01 of which 9,544,446 shares were issued and outstanding.

        In April 1996, Berjaya converted $3,500,000 of debt into shares of common stock at $3.60 per share. In addition, Berjaya purchased an additional $5,000,000 of shares of common stock at $3.60 per share.

        On October 9, 1996, the Board of Directors approved a one-for-three reverse common stock split, which was effective prior to the date of the Company's Initial Public Offering. In addition, the Board of Directors approved an increase in the common stock par value from $0.01 to $0.03. The number of shares in the accompanying financial statements have been restated to retroactively reflect the reverse stock split. There were no changes to the Company's common stock and additional paid-in capital accounts as a result of the reverse stock split and par value change.

        In December 1996, the Company completed an Initial Public Offering of 2,500,000 shares of common stock at $6.00 per share. The proceeds of approximately $13.2 million, net of underwriting discounts and other costs incurred in connection with the Initial Public Offering, were used for the repayment of debt, the acquisition of a 50 percent interest in a former franchised restaurant, and for expansion of the Company.

     Preferred stock consists of the following:

        (a) SERIES A SHARES

        The Company issued 3,525,000 shares of the Series A Shares at a purchase price of $1.50 per share for the purpose of expansion and working capital. The Series A Shares had a liquidation value of $1.50 per share plus unpaid declared dividends and were convertible, subject to adjustments, into one share of common stock per Series A Share, at the option of the holder. Dividends were payable at $0.105 per share as adjusted, and when and if declared. Such dividends were noncumulative. The holders of the Series A Shares were entitled to one vote for each share held on an as converted basis and as adjusted. In May 1996, 102,500 Series A Shares were converted into 34,167 shares of common stock. All remaining Series A Shares were mandatorily converted into 1,140,833 common shares in connection with the Company's Initial Public Offering in November 1996.

        (b) SERIES B SHARES

        The Company issued 2,350,025 of the 2,366,700 authorized Series B Shares at a purchase price of $2.50 per share for the purpose of expansion and working capital. The Series B Shares had a liquidation value of $2.50 per share plus unpaid declared dividends and ranked pari passu with the Series A Shares with respect to any liquidation. The Series B Shares were convertible, subject to adjustments, into one share of common stock per Series B Share at the option of the holder. Dividends were payable at $0.175 per share as adjusted, when and if declared. Such dividends were noncumulative. The holders of the Series B Shares were entitled to one vote for each share held on an as converted basis and as adjusted. In May 1996, 16,675 Series B Shares were converted into

     5,558 shares of common stock. All remaining Series B Shares were mandatorily converted into 917,196 common shares in connection with the Company's Initial Public Offering in November 1996.

(10) STOCK OPTION PLANS

        During the fiscal year ended January 1, 1995, options were issued to the President and Chief Executive Officer to purchase 355,555 shares of the authorized, but unissued shares of common stock at a purchase price of $0.15 per share in connection with the founding of the Company. An additional 500,000 options were issued to the President and Chief Executive Officer at $2.50 per share during the fiscal year ended January 1, 1995. These options are exercisable at any time prior to January 31, 2010. During the fiscal year ending December 31, 1995, certain of these options were exercised whereby 355,555 shares of common stock were purchased at $0.15 per share. In October 1996, the Company granted 450,000 options to the President and Chief Executive Officer at $3.60 per share, subject to adjustment for the reverse stock split discussed below and for such other adjustments provided in the stock option agreement.

        A stock option plan (the "Plan") was adopted for employees of the Company and members of the Board of Directors who are not employees, and 250,000 and 650,000 shares of the Company's common stock were reserved for issuance pursuant to such plan at December 31, 1995 and December 29, 1996, respectively. These options vest over a three year period from the date of grant and are exercisable for a period of ten years after grant. On April 25, 1994, options were issued to a consultant of the Company to purchase 10,000 shares of common stock at a purchase price of $1.50 per share. During the fiscal year ending December 31, 1995, the Company granted options to employees under the stock option plan to purchase 158,000 shares of common stock at $2.50 per share. In addition, the Company granted certain directors options to purchase 20,000 shares of the Company's common stock at a price of $2.50 per share. The fair market value of common stock at the time of issuance of these options was $3.10 per share. In connection with the granting of these options, the Company has recorded $39,600 in compensation expense for each of the fiscal years ended December 31, 1995 and December 29, 1996. In 1996, the Company granted additional options to purchase 355,300 shares of common stock at a price of $3.60 per share. At December 31, 1995 and December 29, 1996, deferred compensation expense amounted to $79,200 and $39,600, respectively, and is included in additional paid-in capital.

        As discussed in Note 9, the Board of Directors declared a one-for-three reverse stock split in October 1996. Concurrent with the reverse split, the number of shares issuable upon the exercise of each outstanding option was adjusted for the one-for-three reverse split and the exercise of each outstanding option was adjusted such that the total amount paid upon exercise of the option in full did not change. All of the following information regarding stock options has been adjusted to reflect the reverse stock split.

        At December 29, 1996, there were 24,636 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1995 and 1996 was $4.12 and $4.20, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.6%, and an expected life of 8 years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.6% , and an expected life of 8 years.

        The Company applies APB 25 in accounting for its Plan and, accordingly, recognized compensation expense for certain options, as discussed above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                             1995              1996
                             ----              ----
Net loss    As reported  $(3,489,904)        $  (889,930)
            Pro forma     (3,612,122)         (1,278,541)

Net loss per share
            As reported  $     (0.65)        $     (0.13)
            Pro forma          (0.67)              (0.19)



        Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period ranging from one to three years and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows:

                                                             Number of   Weighted-Average
                                                              Shares      Exercise Price
                                                          -------------  ----------------
Balance at January 1, 1995 ..............................     293,518       $  4.62
    Granted..............................................      54,325          7.50
    Exercised............................................    (118,518)         0.45
    Forfeited............................................        --             --
    Expired .............................................        --             --
                                                              --------
Balance at December 31, 1995 ............................     229,325          7.46
    Granted .............................................     280,416          7.75
    Exercised ...........................................       --              --
    Forfeited ...........................................      (1,044)        10.80
    Expired .............................................       --              --
                                                              --------
Balance at December 29, 1996 ............................     508,697       $  7.61

        At December 29, 1996 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 - $10.80 and 6.77 years, respectively.

        At December 31, 1995 and December 29, 1996, the number of options exercisable was 78,098 and 135,875, respectively, and the weighted-average exercise price of those options was $7.37 and $7.43, respectively.

        On December 31, 1996 an additional 55,892 options become exercisable at a weighted-average price of $9.76.

(11) INCOME TAXES

        As a result of the Company's net operating losses for fiscal years ended January 1, 1995, December 31, 1995, and December 29, 1996 there is no income tax payable.

        The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:

                                                    DECEMBER 31,    DECEMBER 29,
                                                        1995            1996
                                                   --------------  --------------
Deferred tax assets:
  Net operating loss carryforward...............    $ 1,941,000     $ 1,811,000
  Preopening expenses, differences principally
    due to differences in amortization..........        164,000         420,000
  Accrued workers' compensation.................        112,000         136,000
  Other.........................................        126,000         316,000
  Less valuation allowance......................     (2,230,000)     (2,572,000)
                                                    -----------     -----------
                                                        113,000         111,000
Deferred tax liabilities:
  Property and equipment principally due to
    differences in depreciation.................       (113,000)       (111,000)
                                                    -----------     ------------
                                                    $         -     $         -
                                                    ===========     ============

        At December 31, 1995 and December 29, 1996, the Company had no deferred tax assets or liabilities reflected on its financial statements since the net deferred tax assets are completely offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical income, scheduled reversal of deferred tax liabilities, and projected further taxable income in making this assessment.

        At December 29, 1996, the Company has a net operating loss carry forward of $4,771,000 consisting of $2,335,000 and $2,436,000 expiring in varying amounts through 2010 and 2011, respectively.

(12) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

        Approximately 75 percent of the restaurants currently owned and operated by the Company are located in the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy. Furthermore, the Company may be affected by changing conditions within the foodservice industry.

(13) COMMITMENTS AND CONTINGENCIES

        The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

        At December 29, 1996, the Company had 11 restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $6.3 million at December 29, 1996.

(14) ACQUISITIONS

        At January 1, 1995, the Company was a 50 percent owner in North Miami which owned the North Miami, Florida Roadhouse Grill restaurant. In January 1995, the Company acquired the remaining 50 percent interest in North Miami for $800,000. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. Approximately $797,000 was allocated to property and equipment and approximately $65,000 was allocated to inventory and other assets. In connection with the acquisition, the Company also assumed certain liabilities in the amount of $385,000.

        During March 1995, the Company acquired two Roadhouse Grill restaurants from a franchisee for $2.2 million. The transaction was accounted for using the purchase method of accounting. The purchase price of the restaurants was allocated to property and equipment based on the estimated fair value of the assets at the date of acquisition. Approximately $1,555,000 was allocated to property and equipment as a result of the acquisition. The acquisition generated goodwill of approximately $645,000.

        The Company's pro forma revenue, net loss, and net loss per share as if the above acquisitions had taken place at the beginning of fiscal 1994 are as follows (unaudited):

                 Revenue                    $21,411,270
                 Net loss                   $(1,759,769)
                 Net loss per common share  $     (0.81)


        The pro forma information includes adjustments for amortization of intangibles arising from the transactions. Such pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1994.

        In December 1996, the Company acquired a 50 percent ownership interest in Boca for approximately $480,000. The transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the investment amounted to $203,000 and is treated as goodwill, which is being amortized over the remaining lease term of the Boca restaurant. Such amount has been included in investment in affiliates at December 29, 1996. Subsequent to the acquisition, the Company and the owner of the remaining 50 percent interest each contributed $75,000 to Boca.

        In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in Kendall from the joint venture partner for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the Initial Public Offering. Subsequent to fiscal 1996, the agreement was amended as follows: the purchase price was changed to $1,800,000 payable in one lump sum deposit of $400,000 due in January 1997, with the remaining $1,400,000 due December 31, 1997. At December 31, 1997, the Company has the option of extending the acquisition date to June 1998, at which time the purchase price increases to $1,850,000. In addition, Kendall will pay a dividend of $20,000 per month to the sellers through the closing of the purchase.

(15)  QUARTERLY FINANCIAL DATA  (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 29, 1996 and December 31, 1995:

                                  1STQTR            2NDQTR            3RDQTR            4THQTR           TOTAL YEAR
                                -----------       -----------       -----------       -----------       --------------
1996:
 Total revenues................ $13,868,867       $13,764,180       $16,147,214       $18,652,870         $62,433,131
 Operating income (loss).......     476,656          (331,963)         (210,251)          (12,451)            (78,009)
 Net income (loss).............     346,025          (514,446)         (401,047)         (320,462)           (889,930)
 Net income (loss) per share...         .06              (.08)             (.06)             (.04)               (.13)

1995:
 Total revenues................   5,690,749         8,081,844         9,692,357        10,810,546          34,275,496
 Operating income (loss).......    (206,100)         (599,566)         (835,797)       (1,887,825)         (3,529,288)
 Net income (loss).............     (39,849)         (592,607)         (867,998)       (1,989,450)         (3,489,904)
 Net loss per share............        (.01)             (.11)             (.15)             (.35)               (.65)

                          Independent Auditors' Report




The Board of Directors
Roadhouse Grill, Inc.:


Under date of February 17, 1997, we reported on the balance sheets of Roadhouse Grill, Inc. as of December 29, 1996 and December 31, 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the two years then ended, which are included in the 1996 Annual Report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the 1996 Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG Peat Marwick LLP
Miami, Florida
February 17, 1997

                             ROADHOUSE GRILL, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       For the fiscal years ended December 31, 1995 and December 29, 1996


                                    Balance at  Charged to   Balance
                                    Beginning   Costs and   At End of
                                    Of Period    Expenses   Write-offs  Period
                                    ----------  ----------  ----------  ------
Balance at
January 1, 1995 ..................  -           -           -           -

Fiscal year 1995
allowance for doubtful accounts ..  -           $29,015     $(29,015)   -

Balance at
December 31, 1995 ................  -           -           -           -

Fiscal year 1996
allowance for doubtful accounts ..  -           $29,082     $(29,082)   -

Balance at
December 29, 1996 ................  -           -           -           -


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
3.1  Articles of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the
     Securities and Exchange Commission on September 26, 1996, as amended (the
     "Registration Statement")).

3.2  Bylaws of the Company (incorporated by reference from the Company's
     Registration Statement).

4.1 Specimen of Certificate of Common Stock of the Company (incorporated by reference from the Company's Registration Statement).

4.2  Relevant Portions of the Articles of Incorporation of the Company
     (reference is hereby made to Exhibit 3.1 above) (incorporated by reference from the Company's Registration Statement).

4.3 Relevant Portions of the Bylaws of the Company (reference is hereby made to Exhibit 3.2 above) (incorporated by reference from the Company's
     Registration Statement).

4.4  Relevant Portions of the Series A Convertible Preferred Stock Purchase
     Agreement dated as of February 10, 1994 between the Company and the several purchasers named in Schedule I (reference is hereby made to Exhibit 10.17 below) (incorporated by reference from the Company's
     Registration Statement).

4.5  Relevant Portions of the Series B Convertible Preferred Stock Purchase
     Agreement dated as of June 8, 1994 between the Company and several purchasers named in Schedule I (reference is hereby made to Exhibit 10.18 below) (incorporated by reference from the Company's Registration
     Statement).

4.6  Relevant Portions of the Stock Purchase Agreement, dated as of September
     26, 1994, between the Company and Berjaya (reference in hereby made to Exhibit 10.18 below) (incorporated by reference from the Company's
     Registration Statement).

4.7  Relevant Portions of the 1994 Registration Rights Agreement, dated
     February 10, 1994 (reference is hereby made to Exhibit 10.19 below)
     (incorporated by reference from the Company's Registration Statement).

4.8 Relevant Portions of the Amendment to 1994 registration Rights Agreement, dated June 8, 1994 (reference is hereby made to Exhibit 10.20 below)
     (incorporated by reference from the Company's Registration Statement).

4.9 Relevant Portions of the Amendment to 1994 Registration Rights Agreement, dated July 26, 1996 (reference is hereby made to Exhibit 10.21 below)
     (incorporated by reference from the Company's Registration Statement).

4.10 Relevant Portions of the Stock Option Agreement, dated February 10, 1994
     (reference is hereby made to Exhibit 10.22 below) (incorporated by reference from the Company's Registration Statement).

4.11 Relevant Portions of the Berjaya Registration Rights Agreement, dated
     November, 1994 (reference is hereby made to Exhibit 10.23) (incorporated by reference from the Company's Registration Statement).

4.12 Relevant Portions of the Investment Agreement, dated July 30, 1996, between Berjaya and John Y. Brown (reference is hereby made to Exhibit
     10.25 below) (incorporated by reference from the Company's Registration
     Statement).

4.13 Relevant Portions of the Investment Agreement, dated January 15, 1996, between Berjaya and the Company (reference is hereby made to Exhibit 10.26 below) (incorporated by reference from the Company's Registration
     Statement).

10.1 Employment Agreement by and between the Company and John David Toole, III, dated October 1, 1994 (incorporated by reference from the Company's
     Registration Statement).

10.2 Form of the Company's Development Agreement (incorporated by reference from the Company's Registration Statement).

10.3 Form of the Company's Franchise Agreement (incorporated by reference from the Company's Registration Statement).

10.4 Intentionally omitted.

10.5 Form of the Company's Stock Option Agreement (incorporated by reference from the Company's Registration Statement).

10.6  Sub-Lease Agreement, dated July 31, 1995, between Equitable Real Estate
      Investment, Inc., Compass management and Leasing, Inc. and the Company., for property located at 6600 N. Andrews Ave., Ste. 160, Ft. Lauderdale,
      Florida 33309 (incorporated by reference from the Company's Registration
      Statement).

10.7  Assignment and Assumption Agreement, dated March 15, 1995, between
      Roadhouse Waterway, Inc. and Roadhouse Grill
      Commercial, Inc., for property located in Fort Lauderdale, Florida (lease of restaurant premises) (incorporated by reference from the Company's
      Registration Statement).

10.8  Lease Agreement, dated April 26, 1994, between Piccadilly Cafeterias,
      Inc. and the Company, for property located in Winter Park, Florida (lease of restaurant premises) (incorporated by reference from the Company's
      Registration Statement).

10.9 Ground Lease, dated May 25, 1995, between Bruno, Inc. and the Company, for property located in Sandy Springs, Georgia (lease of restaurant premises) (incorporated by reference from the Company's Registration
      Statement).

10.10 Lease, dated April 17, 1995, between Captec Net Lease Realty, Inc. and
      New York Roasters, for property located in Cheektowaga, New York (lease of restaurant premises, assumed by the Company) (incorporated by reference from the Company's Registration Statement).

10.11 Operating Agreement, dated April 28, 1994, of Kendall Roadhouse Grill,
      L.C. (incorporated by reference from the Company's Registration
      Statement).

10.12 Management Agreement, dated November 8, 1994, between Boca Roadhouse,
      Inc and the Company (incorporated by reference from the Company's
      Registration Statement).

10.13 Promissory Note, dated January 15, 1996, made by the Company in favor of John Y. Brown (incorporated by reference from the Company's Registration
      Statement).

10.14 Promissory Note, dated September 27, 1995, made by the Company in favor of Hal Dickson (incorporated by reference from the Company's Registration
      Statement).

10.15 Series A Convertible Preferred Stock Purchase Agreement, dated as of
      February 10, 1994, between the Company and several purchasers named in
      Schedule I (incorporated by reference from the Company's Registration
      Statement).

10.16 Initial Stockholders Agreement, dated February 10, 1994, among the
      Company, the several purchasers of the Series A Preferred Shares, and the initial shareholders of the Company (incorporated by reference from the Company's Registration Statement).

10.17 Series B Convertible Preferred Stock Purchase Agreement, dated as of
      June 8, 1994, between the Company and the several purchasers named in
      Schedule I (incorporated by reference from the Company's Registration
      Statement).

10.18 Stock Purchase Agreement, dated as of September 26, 1994, between the
      Company and Berjaya (incorporated by reference from the Company's
      Registration Statement).

10.19 1994 Registration Rights Agreement, dated February 10, 1994
      (incorporated by reference from the Company's Registration Statement).

10.20 Amendment to 1994 Registration Rights Agreement, dated June 8, 1994
      (incorporated by reference from the Company's Registration Statement).

10.21 Amendment to 1994 Registration Rights Agreement, dated July 26, 1996
      (incorporated by reference from the Company's Registration Statement).

10.22 Stock Option Agreement, dated February 10, 1994, between the Company and
      J. David Toole, III (incorporated by reference from the Company's
      Registration Statement).

10.23 Intentionally omitted.

10.24 Consulting Agreement, dated August   , 1992, between Americana
      Entertainment Group, Inc. and David Toole, as amended on October 7, 1992
      (incorporated by reference from the Company's Registration Statement).

10.25 Investment Agreement, dated July 30, 1995, between Berjaya and John
      Y. Brown (incorporated by reference from the Company's Registration
      Statement).


10.26 Investment Agreement, dated January 15, 1996, between Berjaya and the
      Company (incorporated by reference from the Company's Registration
      Statement).

10.27 Assignment and Assumption Agreement, dated February 10, 1994, by and between John Y Brown, Jr. and the Company (incorporated by reference from the Company's Registration Statement).

10.28 Purchase and Sale Agreement, dated August 30, 1996, between Roadwear,
      Inc. and the Company, relating to the Kendall restaurant (incorporated by reference from the Company's Registration Statement).

10.29 Intentionally omitted.

10.30 Promissory note, dated August 16, 1996, made by the Company in favor of Berjaya (incorporated by reference from the Company's Registration
      Statement).

10.31 Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (incorporated by reference from the Company's
      Registration Statement).

10.32 Lease Transfer and Assumption Agreement for equipment used in New York
      Roadhouse Grill restaurant, dated March 29, 1995, assumed by the Company
      (incorporated by reference from the Company's Registration Statement).

10.33 Promissory note, dated September 5, 1996 made by the Company in favor of John Y. Brown, Jr. (incorporated by reference from the Company's
      Registration Statement).

10.34 Security Agreement, dated July 12, 1996, made by the Company and John Y.
      Brown, Jr. (incorporated by reference from the Company's Registration
      Statement).

10.35 Promissory note, dated September 27, 1996, made by the Company in favor of Berjaya (incorporated by reference from the Company's Registration
      Statement).

10.36 Promissory note, dated September 27, 1996, made by the Company in favor of SunTrust Bank, Miami, N.A. (incorporated by reference from the Company's
      Registration Statement).

10.37 Amended and Restated 1994 Stock Option Plan (incorporated by reference from the Company's Registration Statement).

10.38 Stock Purchase Agreement, dated May 26, 1995, between the Company and the several purchasers named in Schedule I (incorporated by reference from the Company's Registration Statement).

10.39 Investment Agreement, dated October 25, 1995, between Berjaya and the
      Company (incorporated by reference from the Company's Registration
      Statement).

10.40 Employment Agreement between the Company and J. David Toole, III, dated
      October 24, 1996 (incorporated by reference from the Company's
      Registration Statement).

10.41 Stock Option Agreement between the Company and J. David Toole, III, dated
      October 24, 1996 (incorporated by reference from the Company's
      Registration Statement).

10.42 Stock Option Agreement between the Company and J. David Toole, III, dated
      October 1, 1994 (incorporated by reference from the Company's Registration
      Statement).

16.1  Letter from Stark and Bennett, P.A., dated November 14, 1996
      (incorporated by reference from the Company's Registration Statement).

16.2  Letter from Coopers and Lybrand, L.L.P, dated November 15, 1996
      (incorporated by reference from the Company's Registration Statement).

21.1 List of subsidiaries of the Company (incorporated by reference from the Company's Registration Statement).

27    Financial Data Schedule (for SEC use only).

                                     E-3