Form 10-Q
period 1997-03-30
ROADHOUSE GRILL INC
filed 1997-05-14
CIK 1019376

===============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal quarter ended March 30, 1997

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


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/  No  / /

           The number of shares of the registrant's common stock outstanding as of April 14, 1997 was 9,305,408.




===============================================================================

                             ROADHOUSE GRILL, INC.
                                   FORM 10-Q
                      FIRCAL QUARTER ENDED MARCH 30, 1997

                                     INDEX









PART I.   FINANCIAL INFORMATION



                                                                                    Page No.
                                                                                    --------
Item 1.           Financial Statements:

                  Balance Sheets as of March 30, 1997 (unaudited) and
                      December 29, 1996 ............................................    3

                  Statements of Operations for the Fiscal Quarters Ended
                      March 30, 1997 and March 31, 1996 (unaudited) ................    4

                  Statement of Changes in Shareholders' Equity for the Quarter Ended
                      March 30, 1997 (unaudited) ...................................    5

                  Statements of Cash Flows for the Fiscal Quarters Ended
                      March 30, 1997 and March 31, 1996 (unaudited) ................    6

                  Notes to Financial Statements ....................................    7

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ....................................    8



PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings..................................................   10

Item 6.          Exhibits and Reports on Form 8-K...................................   10

Signatures .........................................................................   11

Exhibit Index ......................................................................   12

                             ROADHOUSE GRILL, INC.

                                 BALANCE SHEETS
                      March 30, 1997 and December 29, 1996

                                                                     March 30,     December 29,
                                                                       1997            1996
                                                                  -------------    ------------
                                 Assets                             (Unaudited)
Current assets:
  Cash and cash equivalents ..................................    $  1,727,376     $  6,257,157
  Accounts receivable ........................................         157,791          196,542
  Inventory ..................................................         784,737          814,225
  Current portion of note receivable .........................          75,905           76,634
  Pre-opening costs, net .....................................       1,253,735        1,508,310
  Prepaid expenses ...........................................         508,526          577,883
                                                                  ------------     ------------
     Total current assets ....................................       4,508,070        9,430,751

Note receivable ..............................................         200,679          218,539
Property, plant & equipment, net .............................      57,651,740       54,129,230
Intangible assets, net of accumulated amortization of $110,975 and $92,270 at March 30, 1997 and December 29, 1996
  respectively ...............................................         868,638          877,260
Other assets .................................................       2,805,184        1,479,718
Investment in and advances to affiliates .....................       1,179,027        1,199,382
                                                                  ------------     ------------

      Total assets ...........................................    $ 67,213,338     $ 67,344,880
                                                                  ============     ============

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ...........................................    $  3,887,385     $  5,246,738
  Accrued expenses ...........................................       3,815,608        3,059,142
  Due to related parties .....................................       5,000,000        5,000,000
  Current portion of long term debt ..........................         972,774        1,452,935
  Current portion of capitalized lease obligations ...........         287,044          277,381
                                                                  ------------     ------------
      Total current liabilities ..............................      13,962,811       15,036,196

Long term debt ...............................................       6,955,158        7,204,451
Capitalized lease obligations ................................       3,920,300        3,993,858
                                                                  ------------     ------------

      Total liabilities ......................................      24,838,269       26,234,505

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,305,408 shares.....................         279,162          279,162
  Additional paid-in-capital .................................      48,443,244       48,433,344
  Accumulated deficit ........................................      (6,347,337)      (7,612,131)
                                                                  ------------     ------------

      Total shareholders' equity .............................      42,375,069       41,100,375
Commitments and contingencies (Note 2) .......................             --               --
                                                                  ------------     ------------
      Total liabilities and shareholders' equity .............    $ 67,213,338     $ 67,334,880
                                                                  ============     ============


                See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.

                            STATEMENTS OF OPERATIONS
        For the fiscal quarters ended March 30, 1997 and March 31, 1996
                                  (Unaudited)


                                                                    Fiscal Quarter Ended
                                                                    --------------------
                                                                  March 30,         March 31,
                                                                    1997              1996
                                                                ------------      ------------
Total revenue .............................................     $ 22,970,545      $ 13,868,867

Cost of restaurant sales:
   Food and beverage ......................................        7,676,407         4,652,198
   Labor and benefits .....................................        6,790,275         4,173,141
   Occupancy and other ....................................        4,639,042         2,801,409
                                                                ------------      ------------

   Total cost of restaurant sales .........................       19,105,724        11,626,748

Depreciation and amortization .............................        1,076,504           676,843
General and administrative ................................        1,334,896         1,088,620
                                                                ------------      ------------

   Total operating expenses ...............................       21,517,124        13,392,211
                                                                ------------      ------------

   Operating income (loss) ................................        1,453,421           476,656

Other income (expense):
   Interest expense, net ..................................         (259,150)         (263,038)
   Equity in net income of affiliates .....................           20,786            56,400
   Other, net .............................................           79,737            76,007
                                                                ------------      ------------

        Total other income (expense) ......................         (158,627)         (130,631)
                                                                ------------      ------------

        Pretax income .....................................        1,294,794           346,025
Income tax.................................................           30,000               --
                                                                ------------      ------------

        Net income.........................................        1,264,794           346,025
                                                                ============      ============

Net income per common share ...............................     $       0.14      $       0.06
                                                                ============      ============

Weighted average common shares and
    share equivalents outstanding .........................        9,319,752         5,806,523
                                                                ============      ============



                See accompanying notes to financial statements.

                             ROADHOUSE GRILL, INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the fiscal quarter ended March 30, 1997
                                  (Unaudited)


                                       Common Stock           Additional
                                  ---------------------         Paid-in        Accumulated
                                    Shares      Amount          Capital          Deficit            Total
                                    ------      ------        -----------      -----------       -----------
Balance December 29, 1996         9,305,408    $279,162       $48,433,344      $(7,612,131)      $41,100,375

Deferred compensation                    --          --             9,900              --              9,900

Net income                               --          --                --        1,264,794         1,264,794
                                  ---------    --------       -----------      -----------       -----------

Balance March 30, 1997            9,305,408    $279,162       $48,443,244      $(6,347,337)      $42,375,069
                                  =========    ========       ===========      ===========       ===========




                See accompanying notes to financial statements.

                             ROADHOUSE GRILL, INC.

                            STATEMENTS OF CASH FLOWS
        For the fiscal quarters ended March 30, 1997 and March 31, 1996
                                  (Unaudited)



                                                                               March 30,       March 31,
                                                                                 1997            1996
                                                                             -----------    ------------
Cash flows from operating activities
   Net income ............................................................   $ 1,264,794        346,025
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization .......................................     1,076,504        676,843
     Noncash compensation expense ........................................         9,900          9,900
     Equity in net (income) of affiliate .................................       (20,786)       (56,400)
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable ..........................        38,751         13,145
     Decrease (increase) in inventory ....................................        29,488       (134,512)
     Decrease (increase) in pre-opening costs ............................       254,575       (201,421)
     Decrease (increase) in prepaid expense ..............................        69,357        (69,683)
     Decrease (increase) in other assets .................................      (925,466)      (965,787)
     (Decrease) increase in accounts payable .............................    (1,359,353)       968,712
     (Decrease) increase in accrued expenses .............................      (647,629)      (459,154)
                                                                             -----------    -----------
       Net cash provided by (used in) operating activities ...............      (209,865)       127,668

Cash flows from investing activities
   Advances to affiliates, net ...........................................        34,263       (123,554)
   Payments for intangibles ..............................................       (10,083)        (4,106)
   Proceeds from payment on notes receivable .............................        18,590         16,496
   Proceeds from sale leaseback transactions .............................          --          395,164
   Purchase of property and equipment ....................................    (4,573,432)    (3,384,286)
   Deposit on Kendall Restaurant acquisition .............................      (400,000)          --
                                                                             -----------    -----------
       Net cash (used in) investing activities ...........................    (4,930,662)    (3,100,286)

Cash flows from financing activities
   Increase in cash overdraft ............................................     1,404,095        619,581
   Repayments of long-term debt ..........................................      (729,454)      (136,048)
   Payments on capital lease obligations .................................       (63,895)       (47,975)
                                                                             -----------    -----------
       Net cash provided by financing activities .........................       610,746        435,558

Increase (decrease) in cash and cash equivalents .........................    (4,529,781)    (2,537,060)

Cash and cash equivalents at beginning of quarter ........................     6,257,157      2,805,043
                                                                             -----------    -----------
Cash and cash equivalents at end of quarter ..............................   $ 1,727,376    $   267,983
                                                                             ===========    ===========
Supplementary disclosures:
   Interest paid .........................................................   $   368,095    $   281,944
                                                                             ===========    ===========

Noncash investing and financing activities:

    During the fiscal quarter ended March 31, 1996, $3,500,000 of long-term debt was converted to common stock. The Company entered into capital lease obligations and seller financing mortgage agreements of $44,000 and $1,458,000, respectively, during the period from January 1, 1996 to March 31, 1996.

                See accompanying notes to financial statements.

                             ROADHOUSE GRILL, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The financial statements of Roadhouse Grill, Inc. (the "Company") for the fiscal quarters ended March 30, 1997 and March 31, 1996 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The results of operations for the quarter ended March 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.


2.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

     At March 30, 1997, the Company had 11 restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $4.3 million as of March 30, 1997.

3.   ACQUISITIONS

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C. a limited liability company that owns the Kendall, Florida Roadhouse Grill restaurant ("Kendall joint venture") from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the initial public offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share (the "Initial Public Offering"). During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable December 31, 1997. At December 31, 1997, the Company has the option of extending the acquisition date to June 30, 1998, at which time the purchase price increases to $1,850,000. In addition, the Kendall joint venture will pay a dividend of $20,000 per month to the sellers through the closing of the purchase.

4.   ADOPTION OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. It requires restatement of all prior-period earnings per share ("EPS") data presented once the statement is implemented. Earlier adoption of SFAS No. 128 is prohibited. SFAS No. 128 establishes standards for computing and presenting EPS and applies to entities with publicly held common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. The Company will adopt SFAS No. 128 for the fourth quarter and the fiscal year ending December 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto, included elsewhere in this Form 10-Q.

     The Company opened its first restaurant in March 1993 in Pembroke Pines, Florida. As of March 30, 1997 there were 41 Roadhouse Grill restaurants in operation, consisting of 35 Company-owned and six franchised or licensed restaurants.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to March 30, 1997 was approximately $1.2 million. The average real estate acquisition cost for the 12 restaurant sites owned by the Company was approximately $836,000 (one of the sites the Company acquired was not open as of March 30, 1997 and subsequently opened on April 8, 1997). The Company has obtained seller financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average monthly occupancy cost for the first quarter of 1997 for the restaurant sites leased by the Company was approximately $10,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.4 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

     In August 1996, the Company contracted to purchase from an unaffiliated third party the remaining 50% interest in the Kendall joint venture. The Company paid a deposit on January 7, 1997 toward this purchase. The Company anticipates the closing will occur in December 1997. In addition, the Company purchased a 50% interest in the Boca Raton joint venture from an unaffiliated third party in December 1996. The Company has managed the Boca Raton restaurant under a management agreement since December 1994 and expects to continue to due so in the foreseeable future.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statement of operations data expressed as a percentage of total revenues.


                                                                      Fiscal Quarter Ended
                                                                ----------------------------------
                                                                March 30, 1997      March 31, 1996
                                                                --------------      --------------
Total revenues................................................     100.0%               100.0%
Cost of restaurant sales:
   Food and beverage..........................................      33.4                 33.5
   Labor and benefits.........................................      29.6                 30.1
   Occupancy and other........................................      20.2                 20.2
                                                                   -----                -----
   Total cost of restaurant sales.............................      83.2                 83.8

Depreciation and amortization.................................       4.7                  4.9
General and administrative....................................       5.8                  7.8
                                                                   -----                -----
   Total operating expenses...................................      93.7                 96.5
                                                                   -----                -----

   Operating income ..........................................       6.3                  3.5

Other income (expense):
   Interest expense, net......................................      (1.1)                (1.9)
   Equity in net income of affiliates.........................       0.1                  0.4
   Other, net.................................................       0.3                  0.5
                                                                   -----                -----

     Total other income (expense).............................      (0.7)                (1.0)
                                                                   -----                -----

     Pretax income............................................       5.6                  2.5

Income tax....................................................       0.1                   --
                                                                   -----                -----

     Net income...............................................       5.5%                 2.5%
                                                                   =====                =====


QUARTER ENDED MARCH 30, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

     RESTAURANTS OPEN. At March 30, 1997 there were 35 Company-owned restaurants open, including the Kendall and Boca Raton joint ventures in which the Company held a 50% ownership interest ("Company-owned"). At March 31, 1996 there were 22 Company-owned restaurants. This represents a 59.1% increase in the number of Company-owned restaurants.

     TOTAL REVENUES. Total revenues increased $9.1 million, or 65.6%, from $13.9 million for the first quarter of 1996 to $23.0 million for the first quarter of 1997. This increase reflects 13 Company-owned restaurant openings. For the 15 restaurants opened for 18 months or longer, comparable store sales were down 2.1%. Average weekly sales decreased 0.2% from the first quarter of last year.

     FOOD AND BEVERAGE. Food and beverage costs increased $3.0 million, or 65.0%, from $4.7 million for the first quarter of 1996 to $7.7 million for the first quarter of 1997. Food and beverage costs as a percentage of sales decreased by 0.1% points from 33.5% for the first quarter of 1996 to 33.4% for the same period in 1997. This decrease was the result of various margin improvement initiatives and an increase in the availability of volume discounts due to a larger restaurant base.

     LABOR AND BENEFITS. Labor and benefits costs increased $2.6 million, or 62.7%, from $4.2 million for the first quarter of 1996 to $6.8 million for the first quarter of 1997. Labor costs as a percentage of sales decreased from 30.1% for the quarter ended March 31, 1996 to 29.6% for the quarter ended March 30, 1997. This represents a 0.5% point decrease. The larger base of mature restaurants lessened the overall impact of higher labor costs normally experienced at recently opened restaurants.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $1.8 million, or 65.6%, from $2.8 million for the first quarter of 1996 to $4.6 million for the first quarter of 1997. As a percentage of sales, occupancy and other costs were comparable for the two quarters presented.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $400,000 or 59.0%, from $700,000 for the first quarter of 1996 to $1.1 million for the first quarter of 1997. Depreciation as a percentage of sales decreased by 0.2% points from 4.9% for the first quarter of 1996 to 4.7% for the first quarter of 1997. The decrease was attributable to 8 of the 13 additional restaurants opened since March 31, 1996 being located out-of state where the Company has experienced higher than average sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $200,000, or 22.6%, from $1.1 million for the first quarter of 1996 to $ 1.3 million for the first quarter of 1997. However, general and administrative costs decreased significantly as a percentage of sales from 7.8% for the first quarter of 1996 to 5.8% for the first quarter of 1997. This 2.0% point decrease was the result of economies of scale resulting from a greater number of Company-owned restaurants in operation during the quarter ended March 30, 1997 compared to the quarter ended March 31, 1996.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $28,000, or 21.4%, from expense of $131,000 for the first quarter of 1996 to expense of $159,000 for the first quarter of 1997. As a percentage of sales other income (expense) decreased by 0.3% points from 1.0% for the quarter ended March 31, 1996 to 0.7% for the quarter ended March 30, 1997. This variance was the result of a 0.8% point decrease in interest expense as a percentage of sales due to a lower amount of outstanding debt for the first quarter of 1997 as compared to the first quarter of 1996 partially offset by a decrease in equity in income of affiliates and game room income as a percentage of sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock and Preferred Stock, an Initial Public Offering, bank loans and loans from certain private parties, including present and former shareholders of the Company.

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

     The Company's capital expenditures aggregated approximately $4.6 million for the first quarter of 1997 substantially all of which were used to open Roadhouse Grill restaurants. In addition, the Company paid a $400,000 deposit towards the purchase of the remaining 50% interest in the Kendall joint venture. In January 1997, the Company repaid a promissory note in the amount of $500,000 to SunTrust Bank Miami, N.A.

     The Company is currently pursuing several financing options which may include any or all of the following: monetizing real estate owned by the Company, a revolving credit facility, leasing of interior furniture, fixtures and equipment packages. However, there can be no assurance that such debt financing will be available on terms acceptable to the Company, or if at all.

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($9.5 million as of March 30, 1997). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

    This Form 10-Q contains forward looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from the results discussed in the forward looking statements.

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

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the normal course of business. While the resolution of any of such actions may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or financial position.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed with or incorporated by reference in this report.

(b) The Company filed no reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ROADHOUSE GRILL, INC.
                                                     (Registrant)





  /s/ John D. Toole III        President, Chief Executive           May 12, 1997
  ---------------------        Officer and Director
  John D. Toole III            (Principal Executive Officer)



  /s/ Dennis C. Jones          Chief Financial Officer,             May 12, 1997
  ---------------------        (Principal Financial Officer
  Dennis C. Jones              and Principal
                               Accounting Officer)

                             Roadhouse Grill, Inc.

                                 Exhibit Index

Exhibit
Number                       Description of Exhibit
-------                      ----------------------

 3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 26, 1996, as amended (the "Registration Statement")).

 3.2 Bylaws of the Company (incorporated by reference from the Company's Registration Statement).

10.1 Employment Agreement by and between the Company and John David Toole III, dated October 1, 1994 (incorporated by reference from the Company's Registration Statement).

10.2 Form of the Company's Development Agreement (incorporated by reference from the Company's Registration Statement).

10.3 Form of the Company's Franchise Agreement (incorporated by reference from the Company's Registration Statement).

10.4     Intentionally omitted

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

10.11 Operating Agreement dated April 28, 1994, of Kendall Roadhouse Grill, L.C. (incorporated by reference from the Company's Registration Statement).

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

10.17 Series B Convertible Preferred Stock Purchase Agreement, dated as of June 8, 1994, between the Company and the several purchasers names in
         Schedule I (incorporated by reference from the Company's Registration Statement).

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

10.19 1994 Registration Rights Agreement, dated February 10, 1994 (incorporated by reference from the Company's Registration Statement).

10.20 Amendment to 1994 Registration Rights Agreement, dated June 8, 1994 (incorporated by reference from the Company's Registration Statement).

10.21 Amendment to 1994 Registration Rights Agreement, dated July 26, 1996 (incorporated by reference from the Company's Registration Statement).


10.22 Stock Option Agreement, dated February 10, 1994, between the Company and J. David Toole III (incorporated by reference from the Company's Registration Statement).

10.23    Intentionally omitted

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

10.27 Assignment and Assumption Agreement, dated February 10, 1994, by and between John Y. Brown, Jr. and the Company (incorporated by reference from the Company's Registration Statement).

10.28 Purchase and Sale Agreement, dated August 30, 1996, between Roadwear, Inc. and the Company, relating to the Kendall restaurant (incorporated by reference from the Company's Registration Statement).

10.29    Intentionally omitted

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

10.34    Security Agreement, dated July 12, 1996 made by the Company and John
         Y. Brown, Jr. (incorporated by reference from the Company's Registration Statement).

10.35 Promissory note, dated September 27, 1996 made by the Company in favor of Berjaya (incorporated by reference from the Company's Registration Statement).

10.36 Promissory note dated September 27, 1996 made by the Company in favor of SunTrust Bank, Miami, N.A. (incorporated by reference from the Company's Registration Statement).

10.37 Amended and Restated 1994 Stock Option Plan (incorporated by reference from the Company's Registration Statement).

10.38 Stock Purchase Agreement dated May 26, 1995 between the Company and the several purchasers named in Schedule I (incorporated by reference from the Company's Registration Statement).

10.39 Investment Agreement, dated October 25, 1995 between Berjaya and the Company (incorporated by reference from the Company's Registration Statement).

10.40 Employment Agreement between the Company and J. David Toole III, dated October 24, 1996 (incorporated by reference from the Company's Registration Statement).

10.41 Stock Option Agreement between the Company and J. David Toole III, dated October 24, 1996 (incorporated by reference from the Company's Registration Statement).

27       Financial Data Schedule.