Form 10-Q
period 1997-06-29
ROADHOUSE GRILL INC
filed 1997-08-13
CIK 1019376

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended June 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28930



                              ROADHOUSE GRILL, INC.
             (Exact name of registrant as specified in its charter)



               FLORIDA                                   65-0367604
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


       6600 NORTH ANDREWS AVENUE, SUITE 160, FT. LAUDERDALE, FLORIDA 33309
              (Address of principal executive offices and zip code)


                  Registrant's telephone number (954) 489-9699


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           The number of shares of the registrant's common stock outstanding as of July 25, 1997 was 9,305,408.



================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JUNE 29, 1997

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.   FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements:

           Condensed Balance Sheets as of June 29, 1997 (unaudited)
                and December 29, 1996...............................................    3

           Condensed Statements of Operations for the Fiscal Quarters
                and Six Months Ended June 29, 1997 and June 30, 1996 (unaudited)....    4

           Condensed Statement of Changes in Shareholders' Equity
                for the Six Months Ended June 29, 1997 (unaudited) .................    5

           Condensed Statements of Cash Flows for the Six Months Ended
                June 29, 1997 and June 30, 1996 (unaudited) ........................    6

           Notes to Condensed Financial Statements..................................    7

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................    9



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings........................................................  12

Item 4.     Submission of Matters to a Vote of Security Holders......................  12

Item 6.     Exhibits and Reports on Form 8-K.........................................  12

Signatures...........................................................................  13

Exhibit Index........................................................................  14



                                     PART I

Item 1.  Financial Statements

                              ROADHOUSE GRILL, INC.
                            Condensed Balance Sheets
                       June 29, 1997 and December 29, 1996

                                                                                     June 29,         December 29,
                                                                                       1997               1996
                                                                                   ------------       ------------
                                 Assets                                             (Unaudited)
Current assets:
  Cash and cash equivalents .................................................      $  2,662,449       $  6,257,157
  Accounts receivable .......................................................           511,268            196,542
  Inventory .................................................................           833,885            814,225
  Current portion of note receivable ........................................            83,948             76,634
  Pre-opening costs, net ....................................................         1,138,743          1,508,310
  Prepaid expenses ..........................................................           603,721            577,883
                                                                                   ------------       ------------
     Total current assets ...................................................         5,834,014          9,430,751


Note receivable .............................................................           174,072            218,539
Property, plant & equipment, net ............................................        60,086,310         54,129,230
Intangible assets, net of accumulated amortization of $127,902
  and $92,270 at June 29, 1997 and December 29, 1996, respectively ..........           863,492            877,260
Other assets ................................................................         3,211,313          1,479,718
Investment in and advances to affiliates ....................................         1,243,157          1,199,382
                                                                                   ------------       ------------

      Total assets ..........................................................      $ 71,412,358       $ 67,344,880
                                                                                   ============       ============

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ..........................................................      $  3,762,584       $  5,246,738
  Accrued expenses ..........................................................         5,590,388          3,059,142
  Due to related parties ....................................................         5,000,000          5,000,000
  Current portion of long term debt .........................................         1,003,303          1,452,935
  Current portion of capitalized lease obligations ..........................           291,504            277,381
                                                                                   ------------       ------------
      Total current liabilities .............................................        15,647,779         15,036,196

Long term debt ..............................................................         6,690,416          7,204,451
Capitalized lease obligations ...............................................         5,727,263          3,993,858
                                                                                   ------------       ------------

     Total liabilities ......................................................        28,065,458         26,234,505

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,305,408 shares ...................................           279,162            279,162
Additional paid-in-capital ..................................................        48,465,394         48,433,344
Accumulated deficit .........................................................        (5,397,656)        (7,612,131)
                                                                                   ------------       ------------

      Total shareholders' equity ............................................        43,346,900         41,100,375
Commitments and contingencies ( Note 2 ) ....................................                --                 --
                                                                                   ------------       ------------
      Total liabilities and shareholders' equity ............................      $ 71,412,358       $ 67,334,880
                                                                                   ============       ============



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       Condensed Statements of Operations
  For the fiscal quarters and six months ended June 29, 1997 and June 30, 1996
                                  (Unaudited)

                                                      Fiscal Quarters Ended                      Six Months Ended
                                                 -------------------------------       -------------------------------
                                                  June 29,            June 30,           June 29,           June 30,
                                                    1997                1996               1997               1996
                                                 ------------       ------------       ------------       ------------
Total revenue .............................      $ 22,960,818       $ 13,764,180       $ 45,931,363       $ 27,633,047

Cost of restaurant sales:
   Food and beverage ......................         7,575,966          4,711,764         15,252,373          9,363,962
   Labor and benefits .....................         6,899,870          4,453,852         13,690,145          8,626,993
   Occupancy and other ....................         4,651,755          3,027,704          9,290,797          5,829,113
                                                 ------------       ------------       ------------       ------------

   Total cost of restaurant sales .........        19,127,591         12,193,320         38,233,315         23,820,068


Depreciation and amortization .............         1,179,286            675,751          2,255,790          1,352,594
General and administrative ................         1,489,322          1,227,072          2,824,218          2,315,692
                                                 ------------       ------------       ------------       ------------

   Total operating expenses ...............        21,796,199         14,096,143         43,313,323         27,488,354
                                                 ------------       ------------       ------------       ------------

   Operating income (loss) ................         1,164,619           (331,963)         2,618,040            144,693


Other income (expense):
   Interest expense, net ..................          (290,635)          (291,780)          (549,785)          (554,818)
   Equity in net income of affiliates .....            31,307             56,387             52,093            112,787
   Other, net .............................            80,890             52,910            160,627            128,917
                                                 ------------       ------------       ------------       ------------

        Total other income (expense) ......          (178,438)          (182,483)          (337,065)          (313,114)
                                                 ------------       ------------       ------------       ------------

        Pretax  income (loss) .............           986,181           (514,446)         2,280,975           (168,421)
Income tax ................................            36,500                 --             66,500                 --
                                                 ------------       ------------       ------------       ------------
        Net income (loss) .................      $    949,681       $   (514,446)      $  2,214,475       $   (168,421)
                                                 ============       ============       ============       ============

Net income (loss) per common share ........      $       0.10       $      (0.08)      $       0.24       $      (0.03)
                                                 ============       ============       ============       ============

Weighted average common shares and
    share equivalents outstanding .........         9,305,408          6,426,857          9,312,331          6,089,394
                                                 ============       ============       ============       ============




            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
             Condensed Statement of Changes in Shareholders' Equity
                     For the six months ended June 29, 1997
                                   (Unaudited)




                                            Common Stock              Additional
                                    ----------------------------        Paid-In        Accumulated
                                      Shares            Amount          Capital          Deficit            Total
                                    -----------      -----------      -----------      -----------       -----------
Balance December 29, 1996 ....        9,305,408      $   279,162      $48,433,344      $(7,612,131)      $41,100,375

Deferred compensation ........               --               --           32,050               --            32,050

Net income ...................               --               --               --        2,214,475         2,214,475
                                    -----------      -----------      -----------      -----------       -----------

Balance June 29, 1997 ........        9,305,408      $   279,162      $48,465,394      $(5,397,656)      $43,346,900
                                    ===========      ===========      ===========      ===========       ===========



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       Condensed Statements of Cash Flows
            For the six months ended June 29, 1997 and June 30, 1996
                                   (Unaudited)

                                                                    June 29,          June 30,
                                                                      1997              1996
                                                                  -----------       -----------
Cash flows from operating activities
   Net income (loss) .......................................      $ 2,214,475       $  (168,421)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization .........................        2,255,790         1,352,594
     Noncash compensation expense ..........................           32,050            19,800
     Equity in net (income) of affiliate ...................          (52,093)         (112,787)
   Changes in assets and liabilities :
     Decrease (increase) in accounts receivable ............         (314,726)          (98,009)
     Decrease (increase) in inventory ......................          (19,660)         (213,742)
     Decrease (increase) in pre-opening costs ..............          369,567          (558,718)
     Decrease (increase) in prepaid expense ................          (25,838)         (276,422)
     Decrease (increase) in other assets ...................       (1,331,595)          (81,869)
     (Decrease) increase in accounts payable ...............       (1,484,154)          631,564
     (Decrease) increase in accrued expenses ...............         (993,006)          186,118
                                                                  -----------       -----------

     Net cash provided by operating activities .............          650,810           680,108

Cash flows from investing activities
   Advances to affiliates, net .............................           (6,013)          (39,086)
   Payments for intangibles ................................          (21,864)               --
   Proceeds from payment on notes receivable ...............           37,153            34,333
   Proceeds from sale leaseback transactions ...............        1,900,119           450,000
   Purchase of property, plant and equipment ...............       (8,162,907)       (8,834,013)
   Deposit on Kendall restaurant acquisition ...............         (400,000)               --
                                                                  -----------       -----------

       Net cash used in investing activities ...............       (6,653,512)       (8,388,766)

Cash flows from financing activities
   Increase in cash overdraft ..............................        3,524,252           734,599
   Repayments of amounts due to related parties ............               --          (135,660)
   Repayments of long-term debt ............................         (963,667)         (303,929)
   Payments on capital lease obligations ...................         (152,591)         (114,070)
   Proceeds from issuance of common stock ..................               --         5,000,000
                                                                  -----------       -----------

       Net cash provided by financing activities ...........        2,407,994         5,180,940

Decrease in cash and cash equivalents ......................       (3,594,708)       (2,527,718)
Cash and cash equivalents at beginning of period ...........        6,257,157         2,805,043
                                                                  -----------       -----------
Cash and cash equivalents at end of period .................      $ 2,662,449       $   277,325
                                                                  ===========       ===========
Supplementary disclosures:
   Interest paid ...........................................      $   847,507       $   452,731
                                                                  ===========       ===========

Noncash investing and financing activities:



During the six months ended June 30, 1996, $3,500,000 of long-term debt was converted to common stock. The Company entered into capital lease obligations and seller financing mortgage agreements of $44,000 of $1,458,000, respectively, during the period from January 1, 1996 to June 29, 1996.

During the six months ended June 29, 1997, the Company entered into capital lease obligations of $1,900,000.



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.

                     Notes to Condensed Financial Statements



1. Basis of Presentation

         The financial statements of Roadhouse Grill, Inc. (the "Company") for the fiscal quarters and six months ended June 29, 1997 and June 30, 1996 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The results of operations for the fiscal quarter and six months ended June 29, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.


2. Commitments and Contingencies

         The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

         At June 29, 1997, the Company had 9 restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $4.3 million as of June 29, 1997.



3. Acquisitions

         In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C. a limited liability company that owns the Kendall, Florida Roadhouse Grill restaurant ("Kendall joint venture") from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the initial public offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share (the "Initial Public Offering"). During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. At December 31, 1997, the Company has the option of extending the acquisition date to June 30, 1998, at which time the purchase price increases to $1,850,000. In addition, the Kendall joint venture paid a dividend of $20,000 per month to the sellers throughout the first quarter of 1997 and will pay a dividend of $11,667 per month to the sellers through the closing of the purchase.



4. Sale-leaseback

         On June 2, 1997, the Company entered into a sale-leaseback agreement to finance interior furniture, fixtures and equipment packages in five Company-owned restaurants. The proceeds of approximately $1.8 million, net of fees and other costs, will be used for expansion of the Company. The transaction was accounted for as financing, wherein the property remains on the books and continues to be depreciated over the life of the lease. A financing obligation was recorded and is reduced based on payments under the lease agreement.

         The initial lease term is 60 months with an early purchase option exercisable at any time during the lease term. The Company also has the option to purchase the property at the end of the lease term.

5. Repricing of Stock Options

         On February 11, 1997, the Board of Directors authorized a repricing program which allows employees to elect to reprice all of their outstanding options to purchase common stock of the Company, granted under the Stock Option Agreement dated May 1, 1996. Effective February 11, 1997, the employees' stock options were repriced to $6.75 per share and registered with the Securities and Exchange Commission (the "SEC") effective July 2, 1997.

6.    Adoption of New Accounting Standards

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

         The Company opened its first restaurant in March 1993 in Pembroke Pines, Florida. As of June 29, 1997 there were 46 Roadhouse Grill restaurants in operation, consisting of 39 Company-owned and seven franchised or licensed restaurants.

         The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to June 29, 1997 was approximately $1.2 million. The average real estate acquisition cost for the 12 restaurant sites owned by the Company was approximately $836,000. The Company has obtained seller financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average monthly occupancy cost for the second quarter of 1997 for the restaurant sites leased by the Company was approximately $10,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.4 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

         In August 1996, the Company contracted to purchase from an unaffiliated third party the remaining 50% interest in the Kendall joint venture from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the initial public offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share (the "Initial Public Offering"). During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. At December 31, 1997, the Company has the option of extending the acquisition date to June 30, 1998, at which time the purchase price increases to $1,850,000. In addition, the Kendall joint venture paid a dividend of $20,000 per month to the sellers throughout the first quarter of 1997 and will pay a dividend of $11,667 per month to the sellers through the closing of the purchase. In addition, the Company purchased a 50% interest in the Boca Raton joint venture from an unaffiliated third party in December 1996. The Company has managed the Boca Raton restaurant under a management agreement since December 1994 and expects to continue to due so in the foreseeable future.

Results of Operations

         The following table sets forth for the periods indicated certain selected statement of operations data expressed as a percentage of total revenues.

                                                  Fiscal Quarters Ended               Six Months Ended
                                            -------------------------------    -------------------------------
                                            June 29, 1997     June 30, 1996    June 29, 1997     June 30, 1996
                                            -------------     -------------    -------------     -------------
Total revenues ......................            100.0%           100.0%           100.0%           100.0%
Cost of  restaurant sales:
   Food and beverage ................             33.0             34.2             33.2             33.9
   Labor and benefits ...............             30.1             32.4             29.8             31.2
   Occupancy and other ..............             20.3             22.0             20.2             21.1
                                               -------          -------          -------          -------
   Total cost of restaurant sales ...             83.4             88.6             83.2             86.2

Depreciation and amortization .......              5.1              4.9              4.9              4.9
General and administrative ..........              6.5              8.9              6.1              8.4
                                               -------          -------          -------          -------
   Total operating expenses .........             95.0            102.4             94.2             99.5
                                               -------          -------          -------          -------

   Operating income .................              5.0             (2.4)             5.8              0.5
Other income (expense):
   Interest expense, net ............             (1.3)            (2.1)            (1.2)            (2.0)
   Equity in net income of affiliates              0.1              0.4              0.1              0.4
   Other, net .......................              0.4              0.4              0.3              0.5
                                               -------          -------          -------          -------

     Total other income (expense) ...             (0.8)            (1.3)            (0.8)            (1.1)
                                               -------          -------          -------          -------

     Pretax  income (loss) ..........              4.2             (3.7)             5.0             (0.6)

Income tax ..........................              0.2               --              0.1               --
                                               -------          -------          -------          -------

     Net income (loss) ..............              4.0%            (3.7)%            4.9%            (0.6)%
                                               =======          =======          =======          =======

         This form 10-Q contains forward looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from the results discussed in the forward looking statements.

Quarter Ended June 29, 1997 Compared to Quarter Ended June 30, 1996
-------------------------------------------------------------------

         RESTAURANTS OPEN. At June 29, 1997 there were 39 Company-owned restaurants open, including the Kendall and Boca Raton joint ventures in which the Company holds a 50% ownership interest ("Company-owned"). At June 30, 1996 there were 24 Company-owned restaurants. This represents a 62.5% increase in the number of Company-owned restaurants.

         TOTAL REVENUES. Total revenues increased $9.2 million, or 66.8%, from $13.8 million for the second quarter of 1996 to $23.0 million for the second quarter of 1997. This increase reflects 15 Company-owned restaurant openings. For the 19 restaurants opened for 18 months or longer, comparable store sales were down 1.7%. Average weekly sales were flat as compared to the second quarter of last year.

         FOOD AND BEVERAGE. Food and beverage costs increased $2.9 million, or 60.8%, from $4.7 million for the second quarter of 1996 to $7.6 million for the second quarter of 1997. Food and beverage costs as a percentage of sales decreased by 1.2% points from 34.2% for the second quarter of 1996 to 33.0% for the same period in 1997. This decrease was the result of a larger base of mature restaurants which have lower average food costs than recently opened locations and lower average produce costs than for the same quarter last year.

         LABOR AND BENEFITS. Labor and benefits costs increased $2.4 million, or 54.9%, from $4.5 million for the second quarter of 1996 to $6.9 million for the second quarter of 1997. Labor costs as a percentage of sales decreased from 32.4% for the quarter ended June 30, 1996 to 30.1% for the quarter ended June 29, 1997. This represents a 2.3% point decrease. The larger base of mature restaurants lessened the overall impact of higher labor costs normally experienced at recently opened restaurants.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $1.7 million, or 53.6%, from $3.0 million for the second quarter of 1996 to $4.7 million for the second quarter of 1997. Occupancy and other costs, as a percentage of sales decreased by 1.7% points from 22.0% for the quarter ended June 30, 1996 to 20.3% for the quarter ended June 30, 1997. The decrease was primarily attributable to operating efficiencies achieved in direct operating, occupancy and marketing which were partially offset by an increase in preopening amortization as a percentage of sales.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $524,000 or 74.5%, from $676,000 for the second quarter of 1996 to $1.2 million for the second quarter of 1997. As a percentage of sales, depreciation and amortization were comparable for the two quarters presented.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $300,000, or 21.4%, from $1.2 million for the second quarter of 1996 to $1.5 million for the second quarter of 1997. However, general and administrative costs decreased significantly as a percentage of sales from 8.9% for the second quarter of 1996 to 6.5% for the second quarter of 1997. This 2.4% point decrease was the result of economies of scale resulting from a greater number of Company-owned restaurants in operation during the quarter ended June 29, 1997 compared to the quarter ended June 30, 1996.

         TOTAL OTHER INCOME (EXPENSE). Total other income (expense) decreased $4,000, or 2.2%, from expense of $182,000 for the second quarter of 1996 to expense of $178,000 for the second quarter of 1997. As a percentage of sales, other income (expense) decreased by 0.5% points from 1.3% for the quarter ended June 30, 1996 to 0.8% for the quarter ended June 29, 1997. This variance was due to a 0.8% point decrease in interest expense as a percentage of sales which was the result of higher sales volumes from new restaurants with interest dollars remaining relatively constant.

Six Months Ended June 29, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

         TOTAL REVENUES. Total revenues increased $18.3 million, or 66.2%, from $27.6 million for the first six months of 1996 to $45.9 million for the first six months of 1997. This increase reflects 15 Company-owned restaurant openings. For the 19 restaurants opened for 18 months or longer, comparable store sales were down 2.0%. Average weekly sales were flat as compared to the first six months of last year.

         FOOD AND BEVERAGE. Food and beverage costs increased $5.9 million, or 62.9%, from $9.4 million for the first six months of 1996 to $15.3 million for the first six months of 1997. Food and beverage costs as a percentage of sales decreased by 0.7% points from 33.9% for the first six months of 1996 to 33.2% for the same period in 1997. This decrease was the result of a larger base of mature restaurants which have lower average food costs than recently opened locations and lower average produce costs than for the same period last year.

         LABOR AND BENEFITS. Labor and benefits costs increased $5.1 million, or 58.7%, from $8.6 million for the first six months of 1996 to $13.7 million for the first six months of 1997. Labor costs as a percentage of sales decreased from 31.2% for the first six months of 1996 to 29.8% for the first six months of 1997. This represents a 1.4% point decrease. The larger base of mature restaurants lessened the overall impact of higher labor costs normally experienced at recently opened restaurants.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $3.5 million, or 59.4%, from $5.8 million for the first six months of 1996 to $9.3 million for the first six months of 1997. Occupancy and other costs, as a percentage of sales decreased by 0.9% points from 21.1% for the six months ended June 30, 1996 to 20.2% for the six months ended June 30, 1997. The decrease was primarily attributable to operating efficiencies achieved in direct operating, occupancy and marketing which were partially offset by an increase in preopening amortization as a percentage of sales.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $900,000 or 66.8%, from $1.4 million for the first six months of 1996 to $2.3 million for the first six months of 1997. As a percentage of sales, depreciation and amortization were comparable for the first six months of 1996 and 1997.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $500,000 or 22.0%, from $2.3 million for the first six months of 1996 to $2.8 million for the first six months of 1997. However, general and administrative costs decreased significantly as a percentage of sales from 8.4% for the first six months of 1996 to 6.1% for the first six months of 1997. This 2.3% point decrease was the result of economies of scale resulting from a greater number of Company-owned restaurants in operation during the six months ended June 29, 1997 compared to the six months ended June 29, 1996.

         TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $24,000 or 7.6%, from expense of $313,000 for the first six months of 1996 to expense of $337,000 for the first six months of 1997. As a percentage of sales, other income (expense) decreased by 0.3% points from 1.1% for the six months ended June 30, 1996 to 0.8% for the six months ended June 29, 1997. This variance was due to a 0.8% point decrease in interest expense as a percentage of sales which was the result of higher sales volumes from new restaurants with interest dollars remaining relatively constant.


Liquidity and Capital Resources
-------------------------------

         The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock and Preferred Stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

         In June 1997, the Company entered into a leasing agreement for interior furniture, fixtures and equipment packages located in five Company-owned restaurants. The proceeds of approximately $1.8 million, net of fees and other costs will be used for expansion of the Company.

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

         The Company's capital expenditures aggregated approximately $8.2 million for the first six months of 1997, substantially all of which were used to open Roadhouse Grill restaurants. In addition, the Company paid a $400,000 deposit on the purchase of the remaining 50% interest in the Kendall joint venture. In January 1997, the Company repaid a promissory note in the amount of $500,000 to SunTrust Bank Miami, N.A.

         The Company is currently pursuing several financing options which may include any or all of the following: monetizing real estate owned by the Company; negotiating a revolving credit facility; and leasing of interior furniture, fixtures and equipment packages. However, there can be no assurance that such debt financing will be available on terms acceptable to the Company, if at all.

         As is common in the restaurant industry, the Company has generally operated with negative working capital ($ 9.8 million as of June 29, 1997). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

Seasonality and Quarterly Results
---------------------------------

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

Impact of Inflation
-------------------

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



Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 3, 1997. The following matters were submitted to votes of the Stockholders:

     It was proposed that the six members of the board of directors be re-elected to serve for a term of one year. Each director was re-elected to serve for a term of one year. The results of the voting on the foregoing matter were as follows:



                             Affirmative          Negative                         Broker
Director                        Votes               Votes        Abstentions      Non-Votes
--------                     -----------         -----------     -----------     ----------
Dr. Christian F. Horn          7,808,410           1,055              --         1,495,943

Tan Kim Poh                    7,808,760             705              --         1,495,943

Philip Friedman                7,808,760             705              --         1,495,943

Phillip Ratner                 7,808,760             705              --         1,495,943

Ayman Sabi                     7,792,094          17,371              --         1,495,943

J. David Toole III             7,808,760             705              --         1,495,943



     It was proposed that the selection of KPMG Peat Marwick, LLP as independent auditors for the Company for the 1997 fiscal year be ratified. The selection of KPMG Peat Marwick, LLP as independent auditors for the Company for the 1997 fiscal year was ratified. The results of the voting on the foregoing matter were as follows:

Affirmative          Negative                         Broker
   Votes               Votes        Abstentions      Non-Votes
-----------         -----------     -----------     ----------

7,803,512              1,605           4,348         1,495,943


     It was proposed that the number of shares of the Company's Common Stock available for issuance under the Amended and Restated 1994 Stock Option Plan be increased from 216,666 shares to 516,666 shares. The number of shares of the Company's Common Stock available for issuance under the Amended and Restated 1994 Stock Option Plan was increased from 216,666 to 516,666. The results of the voting on the foregoing matter were as follows:

Affirmative          Negative                         Broker
   Votes               Votes        Abstentions      Non-Votes
-----------         -----------     -----------     ----------

7,771,811              29,820          3,150        1,500,627


Item 6.  Exhibits and Reports on Form 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed with or incorporated by reference in this report.

(b) The Company filed no reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 13, 1997, by the undersigned, thereunto duly authorized.

                                              ROADHOUSE GRILL, INC.
                                                    (Registrant)




                                              By: /s/ Dennis C. Jones
                                                  -----------------------------
                                                  Dennis C. Jones, CFO


/s/ Dennis C. Jones          Chief Financial Officer,          August 13, 1997
-----------------------   (Principal Financial Officer
    Dennis C. Jones      and Principal Accounting Officer)

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

10.2 Form of the Company's Development Agreement (incorporated by reference from the Company's Registration Statement).

10.3 Form of the Company's Franchise Agreement (incorporated by reference from the Company's Registration Statement).

10.4   Intentionally omitted

10.5 Form of the Company's Stock Option Agreement (incorporated by reference from the Company's Registration Statement).

10.6 Sub-Lease Agreement, dated July 31, 1995, between Equitable Real Estate Investment, Inc., Compass Management and Leasing, Inc. and the Company, for property located at 6600 N. Andrews Ave., Ste. 160, Ft. Lauderdale, Florida 33309 (incorporated by reference from the Company's Registration Statement).

10.7 Assignment and Assumption Agreement, dated March 15, 1995, between Roadhouse Waterway, Inc. and Roadhouse Grill Commercial, Inc., for property located in Ft. Lauderdale, Florida (lease of restaurant premises) (incorporated by reference from the Company's Registration Statement).

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

10.12 Management Agreement, dated November 8, 1994, between Boca Roadhouse, Inc. and the Company (incorporated by reference from the Company's Registration Statement).

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

10.23  Intentionally omitted

10.24  Consulting Agreement, dated August 1992, between Americana
       Entertainment Group, Inc. and David Toole, as amended on October 7, 1992 (incorporated by reference from the Company's Registration Statement).

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

10.42 Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997.

27     Financial Data Schedule.