Form 10-Q
period 1997-09-28
ROADHOUSE GRILL INC
filed 1997-11-12
CIK 1019376

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 28, 1997

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

           The number of shares of the registrant's common stock outstanding as of October 24, 1997 was 9,305,408.

================================================================================

                             ROADHOUSE GRILL, INC.

                                   FORM 10-Q

                    FISCAL QUARTER ENDED SEPTEMBER 28, 1997

                                     INDEX


                                                                                                          PAGE NO.
PART I.   FINANCIAL INFORMATION                                                                           --------

ITEM 1.           Condensed Financial Statements:

                  Condensed Balance Sheets as of September 28, 1997 (unaudited)
                       and December 29, 1996............................................................      3

                  Condensed Statements of Operations for the Fiscal Quarters
                       and Nine Months Ended September 28, 1997 and
                       September 29, 1996 (unaudited)....................................................     4

                  Condensed Statement of Changes in Shareholders' Equity
                       for the Nine Months Ended September 28, 1997 (unaudited) ........................      5

                  Condensed Statements of Cash Flows for the Nine Months Ended
                      September 28, 1997 and September 29, 1996 (unaudited) ............................      6

                  Notes to Condensed Financial Statements...............................................      7

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................      9



PART II.  OTHER INFORMATION

ITEM 1.           Legal Proceedings.....................................................................     12

ITEM 6.           Exhibits and Reports on Form 8-K......................................................     12

Signatures        ......................................................................................     13

Exhibit Index     ......................................................................................     14

                                     PART I


Item 1.           Financial Statements


                              ROADHOUSE GRILL, INC.
                            Condensed Balance Sheets
                    September 28, 1997 and December 29, 1996

                                                                               September 28,              December 29,
                                                                                    1997                      1996
                                                                          -------------------------   ----------------------
                                 Assets                                         (Unaudited)
Current assets:
  Cash and cash equivalents ..................................                    $  6,175,433             $  6,257,157
  Accounts receivable ........................................                         223,846                  196,542
  Inventory ..................................................                         807,207                  814,225
  Current portion of note receivable .........................                          78,785                   76,634
  Pre-opening costs, net .....................................                       1,031,697                1,508,310
  Prepaid expenses ...........................................                         551,320                  577,883
                                                                                  ------------             ------------
     Total current assets ....................................                       8,868,288                9,430,751

Note receivable ..............................................                         160,501                  218,539
Property, plant & equipment, net .............................                      62,821,551               54,129,230
Intangible assets, net of accumulated amortization of $144,689 and $92,270 at September 28, 1997 and December 29, 1996,
  respectively ...............................................                         854,268                  877,260
Other assets .................................................                       3,700,663                1,479,718
Investment in and advances to affiliates .....................                       1,265,187                1,199,382
                                                                                  ------------             ------------

      Total assets ...........................................                    $ 77,670,458             $ 67,344,880
                                                                                  ============             ============

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ...........................................                    $  3,276,045             $  5,246,738
  Accrued expenses ...........................................                       3,071,147                3,059,142
  Due to related parties .....................................                       5,000,000                5,000,000
  Current portion of long-term debt ..........................                         452,935                1,452,935
  Current portion of capitalized lease obligations ...........                       1,097,482                  277,381
                                                                                  ------------             ------------
      Total current liabilities ..............................                      12,897,609               15,036,196

Long-term debt ...............................................                      14,779,743                7,204,451
Capitalized lease obligations ................................                       7,074,355                3,993,858
                                                                                  ------------             ------------

     Total liabilities .......................................                      34,751,707               26,234,505

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,305,408 shares ....................                         279,162                  279,162
Additional paid-in-capital ...................................                      48,535,944               48,433,344
Accumulated deficit ..........................................                      (5,896,355)              (7,612,131)
                                                                                  ------------             ------------
      Total shareholders' equity .............................                      42,918,751               41,100,375
Commitments and contingencies (Note 2) .......................                              --                       --
                                                                                  ------------             ------------
      Total liabilities and shareholders' equity .............                    $ 77,670,458             $ 67,334,880
                                                                                  ============             ============


            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       Condensed Statements of Operations

      For the fiscal quarters and nine months ended September 28, 1997 and
                               September 29, 1996
                                   (Unaudited)

                                            Fiscal Quarters Ended             Nine Months Ended
                                        -----------------------------   -----------------------------
                                        September 28,   September 29,   September 28,   September 29,
                                            1997            1996            1997            1996
                                        --------------  -------------   -------------   -------------
Total revenue .......................   $ 23,319,421    $ 16,147,214    $ 69,250,784    $ 43,780,261
                                        ------------    ------------    ------------    ------------
Cost of restaurant sales:
   Food and beverage ................      7,847,372       5,620,637      23,099,745      14,984,599
   Labor and benefits ...............      7,079,919       5,002,096      20,770,064      13,629,089
   Occupancy and other ..............      5,249,632       3,742,699      14,540,429       9,571,812
                                        ------------    ------------    ------------    ------------

   Total cost of restaurant sales ...     20,176,923      14,365,432      58,410,238      38,185,500

Depreciation and amortization .......      1,319,716         824,193       3,575,506       2,176,787
General and administrative ..........      1,899,543       1,167,840       4,723,761       3,483,532
                                        ------------    ------------    ------------    ------------

   Total operating expenses .........     23,396,182      16,357,465      66,709,505      43,845,819
                                        ------------    ------------    ------------    ------------

   Operating income (loss) ..........        (76,761)       (210,251)      2,541,279         (65,558)

Other income (expense):

   Interest expense, net ............       (492,436)       (326,229)     (1,042,221)       (881,047)
   Equity in net income of affiliates         14,540          53,347          66,633         166,134
   Other, net .......................        105,458          82,086         266,085         211,003
                                        ------------    ------------    ------------    ------------

        Total other (expense) .......       (372,438)       (190,796)       (709,503)       (503,910)
                                        ------------    ------------    ------------    ------------

        Pretax  income (loss) .......       (449,199)       (401,047)      1,831,776        (569,468)
Income tax ..........................         49,500              --         116,000              --
                                        ------------    ------------    ------------    ------------
        Net income (loss) ...........   $   (498,699)   $   (401,047)   $  1,715,776    $   (569,468)
                                        ============    ============    ============    ============

Net income (loss) per common share ..   $      (0.05)   $      (0.06)   $       0.18    $      (0.09)
                                        ============    ============    ============    ============

Weighted average common shares and
    share equivalents outstanding ...      9,305,408       6,656,523       9,312,813       6,295,541
                                        ============    ============    ============    ============






            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
             Condensed Statement of Changes In Shareholders' Equity
                  For the nine months ended September 28, 1997
                                   (Unaudited)

                                    Common Stock         Additional
                             -------------------------     Paid-in    Accumulated
                                 Shares      Amount        Capital       Deficit        Total
                             -----------   -----------   -----------   ------------   -----------
Balance December 29, 1996      9,305,408   $   279,162   $48,433,344   $(7,612,131)   $41,100,375

Deferred compensation                 --            --       102,600          --          102,600

Net income                            --            --            --     1,715,776      1,715,776
                             -----------   -----------   -----------   -----------    -----------


Balance September 28, 1997     9,305,408   $   279,162   $48,535,944   $(5,896,355)   $42,918,751
                             ===========   ===========   ===========   ===========    ===========



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       Condensed Statements of Cash Flows
       For the nine months ended September 28, 1997 and September 29, 1996
                                   (Unaudited)

                                                            September 28,   September 29,
                                                                1997            1996
                                                                ----            ----
Cash flows from operating activities
   Net income (loss) ....................................   $  1,715,776    $   (569,468)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization ......................      3,575,506       2,176,787
     Noncash compensation expense .......................        102,600          29,700
     Equity in net (income) of affiliate ................        (66,633)       (166,134)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable .........         18,187        (143,858)
     Decrease (increase) in inventory ...................          7,018        (253,282)
     Decrease (increase) in pre-opening costs ...........        476,613      (1,037,778)
     Decrease (increase) in prepaid expense .............         26,563        (366,221)
     Decrease (increase) in other assets ................     (1,917,640)       (608,414)
     (Decrease) increase in accounts payable ............     (1,970,693)      4,482,689
     (Decrease) increase in accrued expenses ............         12,005         469,342
                                                            ------------    ------------

       Net cash provided by operating activities ........      1,979,302       4,013,363

Cash flows from investing activities
   Advances to affiliates, net ..........................        (20,378)        (53,621)
   Payments for intangibles .............................        (29,427)             --
   Proceeds from payment on notes receivable ............         55,887          40,248
   Proceeds from sale-leaseback transactions ............      4,286,578         450,000
   Purchase of property, plant and equipment ............    (12,142,998)    (14,240,487)
   Deposit on Kendall restaurant acquisition ............       (400,000)             --
                                                            ------------    ------------
       Net cash used in investing activities ............     (8,250,338)    (13,803,860)

Cash flows from financing activities
   Proceeds from short term debt and amounts due
      from related parties ..............................             --       7,000,000
   Proceeds from long-term debt .........................     15,000,000              --
   Repayments of long-term debt .........................     (8,424,708)       (493,804)
   Payments on capital lease obligations ................       (385,980)       (168,546)
   Proceeds from issuance of common stock ...............             --       5,000,000
                                                            ------------    ------------

       Net cash provided by financing activities ........      6,189,312      11,337,650

Increase (decrease) in cash and cash equivalents ........        (81,724)      1,547,153
Cash and cash equivalents at beginning of period ........      6,257,157       2,805,043
                                                            ------------    ------------
Cash and cash equivalents at end of period ..............   $  6,175,433    $  4,352,196
                                                            ============    ============
Supplementary disclosures:
   Interest paid ........................................   $  1,471,110    $    761,361
                                                            ============    ============
   Income taxes paid.....................................   $     70,104    $          -
                                                            ============    ============

Noncash investing and financing activities:

     During the nine months ended September 29, 1996, $3,500,000 of long-term debt was converted to common stock. The Company entered into capital lease obligations and seller financing mortgage agreements of $44,000 and $1,458,000, respectively, during the period from January 1, 1996 to September 29, 1996.

     During the nine months ended September 28, 1997, the Company entered into capital lease obligations of $4,286,000.

            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.

                     Notes To Condensed Financial Statements




1.   Basis of Presentation

       The financial statements of Roadhouse Grill, Inc. (the "Company") for the fiscal quarters and nine months ended September 28, 1997 and September 29, 1996 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The results of operations for the fiscal quarter and nine months ended September 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

2.  Commitments and Contingencies

       The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

       At September 28, 1997, the Company had four restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $1.0 million as of September 28, 1997.

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

4.    Sale-Leaseback

   On June 2, 1997 and July 3, 1997, the Company entered into sale-leaseback agreements to finance interior furniture, fixtures and equipment in 11 Company-owned restaurants. The proceeds of approximately $1.8 million and $2.3 million, respectively, net of fees and other costs, were used for expansion of the Company. The transactions were accounted for as sale-leaseback transactions with the properties remaining on the books and continuing to be depreciated over the lives of the leases. A deferred gain of $67,400 is being amortized into income over the lives of the leases. Financing obligations were recorded and are reduced based on payments under the lease agreements.

   The initial lease terms are 60 months for the June 2, 1997 lease and 48 months for the July 3, 1997 lease with early purchase options exercisable at any time during both lease terms. The Company also has the option to purchase the properties at the end of the lease terms.

5.   Adoption of New Accounting Standards

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129. "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS 129 for the fourth quarter and fiscal year ending December 28, 1997. This Statement will not have a material impact on the Company.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will not have a material impact on the Company.

6.    Loan Facility

   On September 5, 1997, the Company entered into a $15 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate with a 9.55 percent interest rate. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 28, 1997. The Company's management expects that the remaining balance of $7.3 million, net of fees and other costs, will be used primarily for expansion of the Company.

7.    Severance Charges

     During the third quarter of 1997, the Company recognized previously reported non-recurring severance charges totaling $430,000.

8.    Employee 401(k) Plan and Supplemental Executive Retirement Plan

On June 3, 1997, the Board of Directors of the Company approved a plan to provide mid-level employees with an employee savings plan pursuant to Section 401(k) of the Internal Revenue Service Code (the "Code"). As an alternative to providing highly compensated employees with participation in such 401(k) plan, which would have required the Company to extend plan benefits to a broader group of employees, the Company also authorized a Supplemental Executive Retirement Plan (the "SERP") for execution. It is anticipated that a formal plan, in each case, will be adopted by the Company during the fourth quarter of 1997.

The 401(k) plan will permit participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% up to the first six percent contributed by each employee. There were no employee contributions made during the third quarter of 1997.

The SERP will permit participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match up to the first 10% of annual compensation contributed. The cost recognized by the Company during the third quarter, for matching contributions, was approximately $10,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto, included elsewhere in this Form 10-Q.

     The Company opened its first restaurant in March 1993 in Pembroke Pines, Florida. As of September 28, 1997 there were 48 Roadhouse Grill restaurants in operation, consisting of 40 Company-owned restaurants, including the Kendall and Boca Raton Joint Ventures in which the Company holds a 50% ownership interest ("Company-owned restaurants"), and eight franchised or licensed restaurants.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to September 28, 1997 was approximately $1.2 million. The average real estate acquisition cost for the 12 restaurant sites owned by the Company was approximately $836,000. The Company has obtained seller financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average monthly occupancy cost for the third quarter of 1997 for the restaurant sites leased by the Company was approximately $11,000 per site. The Company expects that the average cash investment required to open its current design restaurant, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.4 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

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

     In December 1996 the Company purchased, from an unaffiliated third party, a 50% interest in Boca Roadhouse, L.C., a limited liability company that owns the Boca Raton, Florida, Roadhouse Grill restaurant ("Boca Raton Joint Venture"). Prior to the acquisition, the restaurant had been a franchise managed by the Company under a management agreement. The Company expects to continue to manage the restaurant for the foreseeable future.

Results of Operations
---------------------

     The following table sets forth for the periods indicated certain selected statement of operations data expressed as a percentage of total revenues.

                                                Fiscal Quarters Ended                              Nine Months Ended
                                       ---------------------------------------        ------------------------------------------
                                       September 28, 1997   September 29, 1996        September 28, 1997      September 29, 1996
                                       ------------------   ------------------        ------------------      ------------------
Total revenues................................100.0%              100.0%                     100.0%                  100.0%
Cost of restaurant sales:
   Food and beverage...........................33.7                34.8                       33.4                    34.2
   Labor and benefits..........................30.4                31.0                       30.0                    31.1
   Occupancy and other.........................22.5                23.2                       21.0                    21.9
                                               ----                ----                       ----                    ----
   Total cost of restaurant sales..............86.6                89.0                       84.4                    87.2

Depreciation and amortization...................5.7                 5.1                        5.2                     5.0
General and administrative......................8.1                 7.2                        6.8                     8.0
                                                ---                 ---                       ----                     ---
   Total operating expenses...................100.4               101.3                       96.4                   100.2
                                              -----               -----                       ----                   -----

   Operating income .......................... (0.4)               (1.3)                       3.6                    (0.2)
Other income (expense):
   Interest expense, net...................... (2.1)               (2.0)                      (1.5)                   (2.0)
   Equity in net income of affiliates...........0.1                 0.3                        0.1                     0.4
   Other, net   ................................0.5                 0.5                        0.4                     0.5
                                                ---                 ---                        ---                     ---

     Total other (expense).................... (1.5)               (1.2)                      (1.0)                   (1.1)
                                              -----                -----                      -----                   -----

     Pretax income (loss)..................... (1.9)               (2.5)                       2.6                    (1.3)

Income tax......................................0.2                 0.0                        0.2                     0.0
                                                ---                 ----                       ---                     ---

     Net income (loss).......................  (2.1%)              (2.5%)                      2.4%                   (1.3%)
                                              =====                ======                     ====                   =====

     This form 10-Q contains forward-looking statements that involve risks and uncertainties relating to future events. Actual events or the Company's results may differ materially from the results discussed in the forward-looking statements.

Quarter Ended September 28, 1997 Compared to Quarter Ended September 29, 1996
-----------------------------------------------------------------------------

     RESTAURANTS OPEN. At September 28, 1997, there were 40 Company-owned restaurants open, including the Kendall and Boca Raton joint ventures in which the Company holds a 50% ownership interest ("Company-owned restaurants"). At September 29, 1996 there were 28 Company-owned restaurants. This represents a 42.9% increase in the number of Company-owned restaurants. The Company plans to open four restaurants during the fourth quarter of 1997, bringing the total number of Company-owned restaurants to 44. The Company has shifted to an improved competitive bidding process for construction, furniture, fixtures and equipment associated with new restaurant development. This improved process is expected to result in reduced construction and development costs. In part to permit use of this new bidding and cost control process, four restaurant openings originally scheduled for the fourth quarter of 1997 are currently anticipated to open during early 1998.

     TOTAL REVENUES. Total revenues increased $7.2 million, or 44.4%, from $16.1 million for the third quarter of 1996 to $23.3 million for the third quarter of 1997. This increase reflects 11 Company-owned restaurant openings (the Boca Raton joint venture was acquired in December 1996, but had been open as a franchise restaurant since December 1994). For the 21 Company-owned restaurants opened for 18 months or longer, comparable store sales were down 5.4%. Average weekly sales were down 4.3% as compared to the third quarter of last year. The Company believes that these decreases were partially attributable to reduced marketing and advertising expenditures in the third quarter of 1997 as compared to the third quarter of 1996. The Company has resumed media advertising in the fourth quarter of 1997 at levels approximately equal to those in the prior year and is presently evaluating a 1998 advertising campaign. The Company believes that comparable store sales and average weekly sales were also impacted by the softness experienced by casual dining steak oriented concepts as a whole.

     FOOD AND BEVERAGE. Food and beverage costs increased $2.2 million, or 39.6%, from $5.6 million for the third quarter of 1996 to $7.8 million for the third quarter of 1997. Food and beverage costs as a percentage of sales decreased by 1.1% points from 34.8% for the third quarter of 1996 to 33.7% for the same period in 1997. This decrease was primarily due to fewer new store openings during the quarter, which typically increase costs, and favorable prices in beef products.

     LABOR AND BENEFITS. Labor and benefits costs increased $2.1 million, or 41.5%, from $5.0 million for the third quarter of 1996 to $7.1 million for the third quarter of 1997. Labor costs as a percentage of sales decreased by 0.6% points from 31.0% for the quarter ended September 29, 1996 to 30.4% for the quarter ended September 28, 1997. This decrease was the result of improved productivity of the Company's in-store meat operation and fewer recently opened restaurants which experience higher than normal labor costs during the first month of operation.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $1.5 million, or 40.3%, from $3.7 million for the third quarter of 1996 to $5.2 million for the third quarter of 1997. Occupancy and other costs, as a percentage of sales decreased by 0.7% points from 23.2% for the quarter ended September 29, 1996 to 22.5% for the quarter ended September 28, 1997. The decrease was primarily attributable to a decrease in marketing expense which was partially offset by an increase in pre-opening amortization as a percentage of sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $476,000 or 60.1%, from $824,000 for the third quarter of 1996 to $1.3 million for the third quarter of 1997. As a percentage of sales, depreciation and amortization increased by 0.6% points. This is primarily due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with the terms shorter than the original useful lives of the furniture, fixtures and equipment; therefore, depreciation expense increased for the quarter ended September 28, 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $700,000, or 62.7%, from $1.2 million for the third quarter of 1996 to $1.9 million for the third quarter of 1997. General and administrative costs increased as a percentage of sales from 7.2% for the third quarter of 1996 to 8.1% for the third quarter of 1997. This 0.9% point increase was primarily the result of previously reported non-recurring severance charges totaling $430,000.

     TOTAL OTHER (EXPENSE). Total other (expense) increased $181,000, or 95.2%, from expense of $191,000 for the third quarter of 1996 to expense of $372,000 for the third quarter of 1997. As a percentage of sales, other (expense) increased by 0.3% points from 1.2% for the quarter ended September 29, 1996 to 1.5% for the quarter ended September 28, 1997. Interest expense increased as a result of new debt facilities secured by the Company and a decrease in equity in net income of affiliates. (See "Liquidity and Capital Resources").

Nine Months Ended September 28, 1997 Compared To Nine Months Ended September 29, 1996
-------------------------------------------------------------------

     TOTAL REVENUES. Total revenues increased $25.5 million, or 58.2%, from $43.8 million for the first nine months of 1996 to $69.3 million for the first nine months of 1997. This increase reflects 11 Company-owned restaurant openings. For the 21 Company-owned restaurants opened for 18 months or longer, comparable store sales were down 3.2%. Average weekly sales were down by 1.3% as compared to the first nine months of last year. The Company believes that these decreases were partially attributable to reduced marketing and advertising expenditures in the third quarter of 1997 as compared to the third quarter of 1996. The Company has resumed media advertising in the fourth quarter of 1997 at levels approximately equal to those in the prior year and is presently evaluating a 1998 advertising campaign. The Company believes that comparable store sales and average weekly sales were also impacted by the softness experienced by casual dining steak oriented concepts as a whole.

     FOOD AND BEVERAGE. Food and beverage costs increased $8.1 million, or 54.2%, from $15.0 million for the first nine months of 1996 to $23.1 million for the first nine months of 1997. Food and beverage costs as a percentage of sales decreased by 0.8% points from 34.2% for the first nine months of 1996 to 33.4% for the same period in 1997. This decrease was the result of a larger base of mature restaurants, which have lower average food costs than recently opened locations, and lower average produce costs than for the same period last year.

     LABOR AND BENEFITS. Labor and benefits costs increased $7.2 million, or 52.4%, from $13.6 million for the first nine months of 1996 to $20.8 million for the first nine months of 1997. Labor costs as a percentage of sales decreased from 31.1% for the first nine months of 1996 to 30.0% for the first nine months of 1997. This represents a 1.1% point decrease. This decrease was the result of improved productivity of the Company's in-store meat operation and fewer recently opened restaurants which experience higher than normal labor costs during the first month of operation.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $4.9 million, or 51.9%, from $9.6 million for the first nine months of 1996 to $14.5 million for the first nine months of 1997. Occupancy and other costs, as a percentage of sales decreased by 0.9% points from 21.9% for the nine months ended September 29, 1996 to 21.0% for the nine months ended September 28, 1997. The decrease was primarily attributable to a decrease in marketing expense which were partially offset by an increase in pre-opening amortization as a percentage of sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.4 million or 64.3%, from $2.2 million for the first nine months of 1996 to $3.6 million for the first nine months of 1997. As a percentage of sales, depreciation and amortization increased 0.2% points from 5.0% for the nine months ended September 29, 1996 to 5.2% for the nine months ended September 28, 1997. This is primarily due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original useful lives of the furniture, fixtures and equipment; therefore, depreciation expense increased for the nine months ended September 28, 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.2 million or 35.6%, from $3.5 million for the first nine months of 1996 to $4.7 million for the first nine months of 1997. However, general and administrative costs decreased as a percentage of sales from 8.0% for the first nine months of 1996 to 6.8% for the first nine months of 1997. This 1.2% point decrease was the result of economies of scale resulting from a greater number of Company-owned restaurants in operation during the nine months ended September 28, 1997 compared to the nine months ended September 29, 1996. This decrease was partially offset by previously reported non-recurring severance charges totaling $430,000.

     TOTAL OTHER (EXPENSE). Total other (expense) increased $206,000 or 40.8%, from expense of $504,000 for the first nine months of 1996 to expense of $710,000 for the first nine months of 1997. As a percentage of sales, other (expense) was comparable for the first nine months of 1997 and 1996.

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

     In September 1997, the Company entered into a $15 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate with a 9.55% interest rate. The proceeds were used, in part, to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 28, 1997. The Company's management expects that the remaining balance of $7.3 million, net of fees and other costs, will be used primarily for expansion of the Company.

     In June 1997 and July 1997, the Company entered into sale-leaseback agreements with unaffiliated third parties for interior furniture, fixtures and equipment located in 11 Company-owned restaurants. The Company received proceeds of approximately $1.8 million and $2.3 million, respectively, net of fees and other costs. These proceeds were used for expansion of the Company.

     In December 1996, the Company completed an Initial Public Offering of 2,500,000 shares of common stock at $6.00 per share. The total proceeds of approximately $13.2 million, net of underwriting discounts and other costs incurred in connection with the Initial Public Offering, were used as follows:
$5.3 million for the repayment of debt; $454,000 for the acquisition of a 50 percent interest in the Boca Raton Joint Venture; and $7.4 million for expansion of the Company.

     The Company's capital expenditures aggregated approximately $4.0 million for the quarter ended September 28, 1997 and $12.1 million for the first nine months of 1997, substantially all of which were used to open Roadhouse Grill restaurants. In addition, the Company paid a $400,000 deposit on the purchase of the remaining 50% interest in the Kendall joint venture. In January 1997, the Company repaid a promissory note in the amount of $500,000 to SunTrust Bank Miami, N.A.

     The Company anticipates that it will require additional financing in order to continue to open new restaurants. The Company has identified prospective sources of such financing including a revolving credit facility and build-to-suit financing arrangements. There can be no guarantee or assurance that the Company will conclude current financing discussions or that necessary financing will otherwise be available on terms acceptable to the Company, if at all. In the event the Company is unable to secure additional financing sufficient to support continued growth, the Company's operating and financial plans would require revision.

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($4.0 million as of September 28, 1997). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

(b) In a report on Form 8-K filed with the Securities and Exchange Commission on August 5, 1997, the Company announced the resignation of John David Toole III, President, Chief Executive Officer and Director (Principal Executive Officer).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on November 12, 1997, by the undersigned, thereunto duly authorized.

                                            ROADHOUSE GRILL, INC.
                                                  (Registrant)




                                             By:  /s/ Dennis C. Jones
                                                  --------------------------
                                                   Dennis C. Jones, CFO





/s/ Dennis C. Jones      Chief Financial Officer,           November 12, 1997
-----------------------  (Principal Financial Officer       --------------------
Dennis C. Jones               and Principal
                              Accounting Officer)

                              Roadhouse Grill, Inc.

                                Exhibit Index

Exhibit
Number                         Description of Exhibit
------                         ----------------------

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

10.12 Management Agreement, dated November 8, 1994, between Boca Roadhouse, Inc., and the Company (incorporated by reference from the Company's Registration Statement).

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

10.27 Assignment and Assumption Agreement dated February 10, 1994, by and between John Y Brown, Jr. and the Company (incorporated by reference from the Company's Registration Statement).

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

10.42 Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (incorporated by reference from the Company's Form
      10Q for the fiscal quarter ended June 29, 1997).

10.43 Severance Agreement dated July 29, 1997, between the Company and John David Toole III (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-8, dated August 19, 1997).

10.44 Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated September 12, 1997.

10.45 Mortgage and Security Agreement by and between the Company and Finova Capital Corporation, dated September 5, 1997.

10.46 Promissory Note, dated September 5, 1997, made by the Company in favor of Finova Capital Corporation.

27    Financial Data Schedule.