Form 10-K405
period 1997-12-28
ROADHOUSE GRILL INC
filed 1998-03-30
CIK 1019376

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 28, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in Definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 13, 1998 was $10,746,146 based upon the closing sale price of $4.25 as reported on the Nasdaq National Market on March 13, 1998.

         The number of shares of the registrant's common stock outstanding as of March 13, 1998 was 9,305,408.

================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 28, 1997

                                      INDEX

                                                                                                            PAGE
PART I

Item 1.           Business..............................................................................      1

Item 2.           Properties............................................................................      7

Item 3.           Legal Proceedings.....................................................................      9

Item 4.           Submission of Matters to a Vote of Security Holders...................................      9


PART II

Item 5.           Market for Registrant's Common Equity and
                         Related Shareholder Matters....................................................      9

Item 6.           Selected Financial Data...............................................................     10

Item 7.           Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..................................     11

Item 8.           Financial Statements and Supplementary Data...........................................     15

Item 9.           Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure.........................................     15


PART III

Item 10.          Directors and Executive Officers of the Registrant....................................     16

Item 11.          Executive Compensation................................................................     17

Item 12.          Security Ownership of Certain Beneficial Owners and Management........................     21

Item 13.          Certain Relationships and Related Transactions........................................     22


PART IV

Item 14.          Financial Statements and Exhibits.....................................................     24

Signatures        ......................................................................................     25

                                     PART I

ITEM 1.           BUSINESS

         This Form 10-K contains forward-looking statements, including statements regarding among other things (i) the Company's growth strategies,
(ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-K, the words "believes", "anticipates", "expects" and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, reductions in the availability of financing, increases in interest rates and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-K will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

         Roadhouse Grill, Inc. (the "Company") owns and operates 43 and franchises three full-service, casual dining restaurants under the name "Roadhouse Grill". The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 42 more restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York and Ohio. One of the Company-owned restaurants is a joint venture located in Kendall, Florida in which the Company currently owns a 50% interest ("Kendall"). The three franchised restaurants are located in Las Vegas, Nevada; Ampang, Malaysia and Bangsar Baru, Malaysia. These restaurants opened in July 1997, April 1996 and November 1995, respectively. As of December 28, 1997, the Company also had a franchise in Jalan Sultan Ismail, Malaysia, which ceased its operations on March 15, 1998. See "Subsequent Events."

         As of December 28, 1997, the Company had four restaurants licensed by Buffets, Inc. Subsequent to fiscal 1997, the Company dissolved its licensing arrangement with Buffets, Inc. Buffets, Inc. will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either Company's part. See "Subsequent Events".

         The Company is changing its fiscal year end from the last Sunday in December to the last Sunday in April. The Company will file a Form 10-K for the transition period which is from December 29, 1997 through April 26, 1998.

THE ROADHOUSE GRILL CONCEPT

     The key elements that define the Roadhouse Grill concept are:

         * PREMIUM QUALITY GRILLED ENTREES AND A DIVERSE MENU. The Roadhouse Grill menu features aged USDA Choice steaks and ribs, chicken and seafood. Fresh steaks and prime rib are aged to achieve optimal flavor and tenderness. In addition to grilled selections, the menu includes a variety of appetizers, sandwiches, salads and desserts, including signature items such as Roadhouse cheese wraps, hot out-of-the-oven yeast rolls and a daily selection of homemade ice cream.

         * HIGH VALUE TO GUESTS. Roadhouse Grill strives to provide a high value dining experience for its guests by offering a broad, moderately priced menu and serving generous portions. At Roadhouse Grill restaurants, the price of each entree includes a choice of house or Caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf and hot out-of-the-oven homemade yeast rolls. From 11 a.m. to 3 p.m. Monday through Friday, each Roadhouse Grill offers a selection of "Lunch in a Rush" menu items ranging from entree salads to specialty sandwiches, all served to order quickly and priced at $6.49 or less. As of December 28, 1997, the average guest check, including beverage, was approximately $12.59. The average check for lunch and dinner was $10.26 and $14.07, respectively.

         * ATTENTIVE, FRIENDLY SERVICE. The Company believes that a distinctive, enjoyable dining experience is made possible through excellent service. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to converse and interact with guests on a friendly, casual basis. Servers often sit down at the table with guests to take orders, and the restaurant manager aims to visit each table to help ensure customer satisfaction.

         * SPACIOUS, OPEN LAYOUT. Roadhouse Grill restaurants are designed to have a fun and casual atmosphere. The interior of each restaurant is large, open and visually appealing, with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. Multi-level seating provides guests with a full view of the restaurant, including the exhibition grill and display kitchen, allowing everyone to enjoy the Roadhouse Grill experience. The exhibition cooking area features a mesquite-fired grill, a kitchen where homemade yeast rolls are made throughout the day and a display case filled with fresh cuts of meat, seafood and salads. To help create Roadhouse Grill's casual ambiance, metal pails of roasted peanuts top each table and guests are encouraged to toss peanut shells on the floor. Drinks are served in mason jars, long-neck beers are delivered in metal buckets filled with ice, and popular rock, country and western music entertains guests. Each restaurant features a bar to entertain adult customers while waiting, features special Happy Hour prices, where permitted, and encourages viewing of sporting events. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. See "Site Selection; Design and Layout."

         * BROAD CUSTOMER APPEAL; FOCUS ON FAMILIES. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and particularly families. The Company believes that to be attractive to families a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup, and all Roadhouse Grill prototype restaurants have a game room featuring pinball and video games. In addition, each restaurant offers a special "Kids' Menu" featuring an assortment of entrees for approximately $2.99. In 1997, for the second consecutive year, Roadhouse Grill was voted "Favorite Family Dining Restaurant" in a survey conducted by SUNSHINE MAGAZINE, the South Florida based Sun-Sentinel Sunday magazine. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

SITE SELECTION

         The Company believes the site selection process is critical to the long-term success of any restaurant and, accordingly, devotes significant time and effort to the investigation and evaluation of potential locations. Among the factors it considers in the site selection process are advertising and management efficiency, market demographics (including population, age and median household income), traffic patterns and activity, site visibility and accessibility, and proximity to residential developments, office complexes, hotels, retail establishments and entertainment areas. Subsequent to Fiscal 1997, in an effort to realize greater media efficiency, the Company has adopted the strategy of clustering restaurants in markets that can support them with cost-effective media advertising. In addition, the Company believes that clustering multiple units in metropolitan markets allows more efficient use of supervision of the restaurants. The Company also considers existing or potential competition in the area and attempts to analyze the performance of other area restaurants.

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

DESIGN AND LAYOUT

         Roadhouse Grill believes its restaurants are large, open and visually appealing, with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. The typical interior also includes multi-level seating, an exhibition grill and display kitchen and a game room featuring pinball and video games. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. Roadhouse Grill restaurants range from approximately 5,800 square feet to 12,000 square feet in size. The Company has grown by both acquiring and converting restaurants and by constructing new restaurants utilizing the Company prototype. The first prototype building used by the Company was approximately 7,500 square feet in size with 230 seats and was reduced in 1996 to 6,800 square feet and 210 seats. Subsequent to Fiscal 1997, the Company has developed a 5,600 square foot prototype and simultaneously increased seating capacity to 225 seats. The Company expects to test and further evaluate the 5,600 square foot prototype in Fiscal 1998, and if successful, to utilize the design in future expansion.

UNIT ECONOMICS

     The average cost of constructing, furnishing and installing fixtures for the eleven Roadhouse Grills opened in Fiscal 1997 was $1,440,000 excluding land costs. Of the 43 Company-owned restaurants, the real estate is owned in 13 of the properties and has averaged $911,000 per property. The Company's previous expansion strategy included the purchase of land if economically feasible. The Company intends to lease land and may lease buildings in the future depending upon the cost of capital and the expected return on investment. The Company does not currently intend to purchase additional land. Preopening costs averaged $149,000 for the eleven restaurants opened in Fiscal 1997 making the average total investment, excluding land, $1,589,000 in Fiscal 1997. The Company formerly used only one contractor to construct 42 of the 43 existing Roadhouse Grills. Subsequent to Fiscal 1997, the Company began competitively bidding its construction contracts and has opened one restaurant after completing the bidding process. This restaurant opened in Morrow, Georgia in February of 1998 for a total investment, excluding land, of $1,359,000. The Company expects that construction costs will continue to be reduced from former levels due to competitive bidding.

MENU AND PRICING

     The Roadhouse Grill menu features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. The Company's steaks and prime rib are aged both before and after being cut and trimmed. The menu features over sixty items, including eight cuts of steak ranging from 6 oz. to 18 oz. In addition to grilled selections, the menu offers a wide variety of appetizers, sandwiches, salads and desserts, including signature items such as Roadhouse cheese wraps and a daily selection of homemade ice cream. Each entree is served with a choice of a house salad or caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf and homemade yeast rolls. Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Prices range from $7.99 to $16.99 for lunch and dinner entrees except for the Fort Lauderdale restaurant which has a price range of

$8.99 to $16.99, due to its location at a waterfront tourist destination. From 11 a.m. to 3 p.m. Monday through Friday, in addition to its full menu, each Roadhouse Grill offers a selection of 18 "Lunch in a Rush" menu items ranging from char-broiled steak salad to hand-breaded chicken strips and french fries, all prepared to order quickly and priced at $6.49 or less. As of December 28, 1997 the average guest check, including beverage, was approximately $12.59. The average checks for lunch and dinner were approximately $10.26 and $14.07, respectively.

RESTAURANT OPERATIONS AND MANAGEMENT

     RESTAURANT PERSONNEL. The Company believes that excellent service contributes significantly to a distinctive, enjoyable dining experience. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to interact with customers on a friendly, casual basis. The Company recruits both experienced restaurant managers from outside the Company and promotes qualified employees from within the Company. The Company seeks to retain high-quality restaurant managers and personnel by providing them with opportunities for promotion and financial incentives based on individual restaurant performance. These financial incentives include a bonus plan that enables each restaurant manager to earn a portion of a bonus pool by achieving certain predetermined performance goals. During fiscal 1997, the Company's turnover rates were approximately 71% for restaurant staff and 37% for restaurant managers, which are significantly below the restaurant industry averages of 92% for staff employees and 50% for managers (as reported by the National Restaurant Association).

     Roadhouse Grill restaurants generally operate with a general manager, a dining room manager, a kitchen manager and one or two assistant managers depending upon volume. In the fourth quarter of Fiscal 1997, the Company tested correlating the number of managers to sales volumes. As a result, one management position was eliminated from each of 28 restaurants. The Company believes that streamlining management labor has had a beneficial impact on operating margins and has been transparent to its customers. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with Company standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 90 employees. The Company currently employs 10 area supervisors, each of whom is responsible for 3 to 5 restaurants. There are two regional directors, each of whom is responsible for 5 supervisors. The two regional directors communicate daily with the Vice President of Operations.

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

     In connection with the opening of each new restaurant, the Company sends an experienced training team to train and assist the new restaurant employees. The training team generally arrives at each restaurant two weeks prior to opening and remains for four weeks after opening. Typically, the top three managers (the general manager, the dining room manager and the kitchen manager) of each new restaurant are individuals who have been managers at an existing Roadhouse Grill restaurant.

     INTERNAL CONTROLS AND RESTAURANT REPORTING. The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. The Company uses a computerized point-of-sale system to collect sales information from each restaurant, and restaurant managers are provided access to the operating statements for their respective restaurant.

     PURCHASING. Roadhouse Grill operates a centralized purchasing system that is utilized by all restaurants operated by the Company. The Company purchased approximately 93% of its food and other products from two distributors during fiscal 1997. In the fourth quarter of 1997, the Company began competitively bidding all food and non-food items with a goal of increasing the number of suppliers and reducing costs. As of December 28, 1997, the Company purchased food and other products from four distributors, with the majority of the items purchased from the two distributors used during the beginning of the year.

ADVERTISING AND MARKETING

     The Company attempts to build brand awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand awareness and increase efficiencies in its marketing efforts. The Company's advertising strategy previously consisted primarily of print and radio media and used a fictitious character called Cowboy Jim. In the latter part of 1997, the Company conducted an advertising agency review and selected WestWayne Inc. because of that company's former success, especially with restaurant chains. Focus groups were conducted by WestWayne and the Company in the latter half of Fiscal 1997 resulting in a new strategy to create and build brand identity via radio and television media. This new strategy has been implemented subsequent to Fiscal 1997. See "Subsequent Events". The advertising will be focused on "irreverent" or "rambunctious" behavior at Roadhouse Grill restaurants. The Company's new motto is: "There is a time and a place to get rambunctious...Roadhouse Grill. Where you can always eat, drink and be yourself." The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. Prior to opening a restaurant, the Company typically conducts a six-week print and radio advertising campaign and holds a "VIP Night" at which city officials, Chamber of Commerce members, police, fire and rescue personnel, local business people, area media and others are invited to have "dinner on the Roadhouse."

FRANCHISING

     The Company has granted franchise rights to the Roadhouse Grill concept in Asia and the Pacific Rim and in certain limited geographic areas in the United States. Pursuant to its expansion strategy, the Company expects to concentrate its future franchising activity in Asia and the Pacific Rim through its international franchisees, Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia")

     INTERNATIONAL FRANCHISING. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong, which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty on gross sales in connection with the operation of each of its restaurants. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company was entitled to receive 50% of any franchise and reservation fees and 50% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.5% of gross sales in the case of royalty fees. Effective December 1, 1997, the agreement was amended to allow the Company to receive 40% of any royalty fee payable by the third party franchisee, subject to a limitation of 2.0% of gross sales. Amounts for franchise and reservation fees were left unchanged.

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

         DOMESTIC FRANCHISING. The Company has entered into franchise arrangements for the development and operation of Roadhouse Grill restaurants in Clark County, Nevada. The first Clark County franchise opened in July of 1997 in Las Vegas, Nevada, and the second one is under construction. Additionally, the Company has dissolved its previous franchise relationship with Buffets, Inc. and an agreement has been reached whereby Buffets, Inc. will discontinue using the Roadhouse Grill name in its present form. See "Subsequent Events."

COMPETITION

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

EMPLOYEES

     At December 28, 1997, the Company employed 278 salaried employees, of whom 30 served in corporate and administrative capacities and 248 served as restaurant management personnel. In addition, the Company employed 4,070 persons on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are good.

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

SUBSEQUENT EVENTS

     Subsequent to the year ended December 28, 1997, several significant events occurred as follows:

1. The Company dissolved its previous licensing arrangement with Buffets, Inc. with respect to four restaurants previously operated by Buffets, Inc. as licensees. Buffets will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part.

2. The Company discontinued the use of the fictitious character "Cowboy Jim" and replaced its advertising agency. Focus groups were conducted and a new slogan was adopted: "There is a time and a place to get rambunctious...Roadhouse Grill, where you can always eat, drink and be yourself". A major television and radio media campaign began in select Roadhouse Grill markets in February 1998.

3. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya Group (Cayman) Limited ("Berjaya"), the majority shareholder of the Company, to convert $1,500,000 of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998.

4. The Company received commitments for a $15 million financing from FINOVA Capital Corporation with four tranches at various interest rates and maturity dates. These monies will be used for expansion of the Company. There can be no assurance that this financing will be completed. There can be assurance that this financing will be completed.

5. The Company also has received commitments to finance through sale-leaseback type transactions the construction of approximately 30 to 40 additional restaurants, depending on the availability of appropriate restaurant sites that meet or exceed the Company's criteria. See "Site Selection." There can be assurance that this financing will be completed.

6. In February 1998, the Company's Board of Directors elected Vincent Tan as Chairman of the Board of Directors of the Company. Mr. Tan replaces Tan Kim Poh who died in January 1998. Vincent Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian company which owns Berjaya, the majority shareholder of the Company. Berjaya Group Berhad is a $2 billion conglomerate with over 22,000 employees worldwide and is headquartered in Malaysia.

7. In February 1998, the Company's Board of Directors elected Ayman Sabi as President and Chief Executive Officer of the Company. He served as Chairman of the Company's Executive Committee from November 1997 to February 1998. Mr. Sabi is a Director and shareholder of Roadhouse Grill and has significant experience in the restaurant and retail industries.

8. On March 15, 1998, the Company's franchise located in Jalan Sultan Ismail, Malaysia, ceased its operations.

     ITEM 2.      PROPERTIES

     As of December 28, 1997, all but 13 of the Company's restaurants were located in leased space. Initial lease expirations range from five to twenty years, with the majority of these leases providing renewal options extending the lease term to twenty years. All of the Company's leases provide for a minimum annual rent, and three of the leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases which require the Company to pay the costs of insurance, taxes and a portion of the lessors' operating costs.

The Company leases approximately 8,000 square feet for its corporate offices in Fort Lauderdale, Florida under a three-year lease expiring September 30, 1998. The Company is currently seeking new office space and expects to sign a new lease prior to September 1998.

     The following table provides information with respect to each of the Company's owned, leased and franchised restaurants as of December 28, 1997.


                                                                       APPROXIMATE SQUARE             OWNED, LEASED
                                                                         FOOTAGE/SEATING                   OR
LOCATION                                    OPENING DATE                    CAPACITY(1)                FRANCHISED
--------                                    ------------                    ----------                 ----------

COMPANY-OWNED:
--------------
Pembroke Pines (Fort Lauderdale), FL        March 1, 1993                   5,800/210                Leased
North Miami, FL (2)                         November 1, 1993                7,800/220                Leased
Coral Springs (Fort Lauderdale), FL         December 6, 1993               10,000/230                Leased
West Palm Beach, FL                         February 21, 1994               6,000/220                Leased
Kendall (Miami), FL (2)                     June 28, 1994                   8,000/230                Leased
Winter Park (Orlando), FL                   September 10, 1994             12,000/240                Leased
Deerfield Beach (Fort Lauderdale), FL       January 16, 1995                7,500/230                Leased
Bradenton, FL                               February 20, 1995              10,000/280                Owned
Davie (Fort Lauderdale), FL (2)             March 15, 1995                  5,800/210                Leased
Tampa, FL                                   April 10, 1995                  8,600/220                Leased
St. Petersburg, FL                          May 16, 1995                    6,200/190                Leased
Delray Beach, FL                            June 27, 1995                   7,500/230                Leased
Kissimmee, FL                               July 18, 1995                   7,500/230                Owned
Lakeland, FL                                July 18, 1995                   6,300/190                Leased
Jacksonville, FL                            August 15, 1995                 8,300/210                Owned
Orlando South, FL                           October 10, 1995                7,500/230                Leased
Tallahassee, FL                             October 30, 1995                7,500/230                Owned
Ocala, FL                                   October 31, 1995                7,500/230                Owned
Fort Lauderdale, FL (2) (3)                 December 14, 1995              12,000/200                Leased
North Palm Beach, FL                        February 15, 1996               8,500/230                Owned
Sandy Springs (Atlanta), GA                 March 14, 1996                  6,800/210                Leased
Longwood (Orlando), FL                      May 13, 1996                    7,500/230                Owned
Orange Park (Jacksonville), FL              May 30, 1996                    6,800/210                Owned
Fort Myers, FL                              July 2, 1996                    6,800/210                Owned
Columbia, SC                                July 2, 1996                    8,400/220                Owned
Cheektowaga (Buffalo), NY                   August 27, 1996                 5,000/190                Leased
Kennesaw (Atlanta), GA                      September 4, 1996               6,800/210                Leased

------------------------------

1 Excludes bar seating.

2 The North Miami and Kendall restaurants originally were owned by limited liability companies in which the Company held a 50% ownership interest. The Davie and Fort Lauderdale restaurants were both opened in March 1993, as franchised restaurants. The Company acquired 100% ownership of the North Miami, Davie and Fort Lauderdale restaurants in March 1995.

3 The Fort Lauderdale restaurant was closed for remodeling from September to December 1995. The date indicated in the above chart is the restaurant's re-opening date.


                                                                       APPROXIMATE SQUARE        OWNED, LEASED
                                                                         FOOTAGE/SEATING               OR
LOCATION                                    OPENING DATE                    CAPACITY (1)           FRANCHISED
--------                                    ------------                    -----------            ----------
COMPANY-OWNED:
--------------
Amherst (Buffalo), NY                       September 24, 1996              5,000/190                Leased
Lake Worth (West Palm Beach), FL            October 22, 1996                6,000/200                Leased
Greenville, SC                              October 22, 1996                6,800/210                Owned
Duluth (Atlanta), GA                        November 25, 1996               6,800/210                Leased
Rochester, NY                               December 4, 1996                7,140/210                Leased
Melbourne, FL                               January 21, 1997                6,800/192                Leased
Biloxi, MS                                  March 11, 1997                  6,000/200                Leased
Columbia, SC                                April 8, 1997                   6,800/210                Owned
Hilliard (Columbus), OH                     May 27, 1997                    6,800/210                Leased
Baton Rouge, LA                             June 29, 1997                   6,800/210                Leased
Mobile, AL                                  June 27, 1997                   6,800/210                Leased
Marrero, LA                                 September 9, 1997               6,800/210                Leased
Shreveport, LA                              October 27, 1997                6,800/210                Leased
Miami, FL                                   December 9, 1997                6,800/210                Leased
Columbus, OH                                December 9, 1997                6,800/210                Leased
N. Little Rock, AR                          December 16, 1997               6,800/210                Owned

FRANCHISED:
-----------
Bangsar Baru, Malaysia                      November 20, 1995               5,800/160                Franchised
Ampang, Malaysia                            April 24, 1996                  7,000/200                Franchised
Las Vegas, NV                               July 15, 1997                   6,800/253                Franchised









--------------------------------

1 Excludes bar seating.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of the Company, any resulting liability will not have material adverse effect on the Company or its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted for a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     MARKET INFORMATION

     The Company's authorized and issued common equity consists of 9,305,408 shares of Common Stock, par value $.03 per share.

     The common stock of the Company is traded over-the-counter on the NASDAQ National Market System under the symbol "GRLL". The following table indicates the high and low sale prices for the Common Stock as reported by NASDAQ.

                                                    BID PRICES
                                                    ----------

               FISCAL 1997                   HIGH                LOW
               -----------                   ----                ---

               First Quarter               7 1/2                4 7/8
               Second Quarter              6                    5
               Third Quarter               7 13/16              4 5/8
               Fourth Quarter              5 3/16               3 3/16


                                                    BID PRICES
                                                    ----------

               FISCAL 1996                   HIGH                LOW
               -----------                   ----                ---

               First Quarter                   -                    -
               Second Quarter                  -                    -
               Third Quarter                   -                    -
               Fourth Quarter              6 3/8                5 5/8


     The Company's Common Stock commenced trading on November 26, 1996.

     DIVIDENDS

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

     NUMBER OF STOCKHOLDERS

     As of March 13, 1998, there were 72 shareholders of record (not including those shares held through brokerage accounts) of the Company's Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                  FISCAL YEAR
                                                                                  -----------
STATEMENT OF OPERATIONS DATA:                         1993            1994           1995           1996           1997
                                                      ----            ----           ----           ----           ----
Total revenues .................................   $     3,465    $    11,389    $    34,275    $    62,433    $    92,795

Cost of restaurant sales:
      Food and beverage ........................         1,471          4,085         12,084         21,382         30,991
      Labor and benefits .......................           988          4,606         12,019         19,749         27,849
      Occupancy and other ......................         1,219          2,318          8,710         13,773         19,598
                                                   -----------    -----------    -----------    -----------    -----------

          Total cost of restaurant sales .......         3,678         11,009         32,813         54,904         78,438

Depreciation and amortization ..................            47            415          1,663          3,136          4,980
General and administrative .....................           280          1,913          3,328          4,471          6,208
Impairment of long-lived assets ................            --             --             --             --          1,120
                                                   -----------    -----------    -----------    -----------    -----------

          Total operating expenses .............         4,005         13,337         37,804         62,511         90,746
                                                   -----------    -----------    -----------    -----------    -----------

Operating income (loss) ........................          (540)        (1,948)        (3,529)           (78)         2,049

Other income (expense):

      Interest expense, net ....................           (40)          (180)          (404)        (1,296)        (1,552)
      Equity in net income (loss) of
         affiliate(1) ..........................          (136)          (411)           284            206             62
      Other, net ...............................             3             20            159            278            320
      Loss on sale of investment in affiliate ..            --             --             --             --           (611)
                                                   -----------    -----------    -----------    -----------    -----------

          Total other income (expense) .........          (173)          (571)            39           (812)        (1,781)
                                                   -----------    -----------    -----------    -----------    -----------

          Pretax income (loss) .................          (713)        (2,519)        (3,490)          (890)           268

          Income tax ...........................            --             --             --             --            176
                                                   -----------    -----------    -----------    -----------    -----------

Net income (loss) ..............................   $      (713)   $    (2,519)   $    (3,490)   $      (890)   $        92
                                                   ===========    ===========    ===========    ===========    ===========

Basic and diluted
       net income (loss) per common share ......        (5,893)         (1.25)         (1.00)         (0.18)          0.01
                                                   ===========    ===========    ===========    ===========    ===========

Weighted average shares outstanding ............           121      2,023,250      3,496,570      4,909,894      9,305,408
                                                   ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA:
      Working capital ..........................   $    (2,040)   $     7,409    $    (7,560)   $    (5,605)   $    (5,886)
      Total assets .............................         1,685         24,843         42,201         67,335         75,432
      Long-term debt and due to related parties,
          including current portion ............         1,591          4,858         13,324         13,657         18,115
      Obligations under capital leases,
          including current portion ............            --          1,272          4,484          4,271          7,908
      Total shareholders' equity (deficit) .....          (613)        17,639         20,261         41,100         41,295



--------------------------

1  See Note 1 of Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Roadhouse Grill, Inc. owns and operates 43 and franchises three full-service, casual dining restaurants under the name "Roadhouse Grill." The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 42 more restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York and Ohio. One of the Company-owned restaurants is a joint venture located in Kendall, Florida in which the Company currently owns a 50% interest. The three franchised restaurants are located in Las Vegas, Nevada; Ampang, Malaysia and Bangsar Baru, Malaysia. These restaurants opened in July 1997, April 1996 and November 1995, respectively. As of December 28, 1997, the Company also had a franchise in Jalan Sultan Ismail, Malaysia, which ceased its operations on March 15, 1998. See "Subsequent Events".

     As of December 28, 1997, the Company had four restaurants licensed by Buffets, Inc. Subsequent to fiscal 1997, the Company dissolved its licensee arrangement with Buffets, Inc. Buffets, Inc. will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part. See "Subsequent Events."

     The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 13.0%, 12.5% and 11.7% of total revenues in fiscal 1995, fiscal 1996, and fiscal 1997 respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

     The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. Pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, are amortized over a twelve-month period commencing with the first full accounting period after the restaurant opens. During fiscal 1997, pre-opening expenses incurred in connection with the opening of 11 Company-owned restaurants in 1997 averaged approximately $149,000.

     In the first four years of operation, fiscal 1993, fiscal 1994, fiscal 1995 and fiscal 1996, the Company incurred net losses of $713,000, $2.5 million, $3.5 million, and $890,000 respectively. As a result of the Company's net operating losses and associated net operating loss carry-forward, the Company had no federal income tax payable for fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997. Accordingly, the Company has made no provision for federal income taxes payable for such fiscal years. At December 28, 1997, the Company had a net operating loss carry forward of approximately $1,661,000.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to December 28, 1997 was approximately $1,400,000. The average real estate acquisition cost for the 13 restaurant sites owned by the Company was approximately $911,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost in fiscal 1997 for the restaurant sites leased by the Company was approximately $105,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

     In August 1996, the Company contracted to purchase from an unaffiliated third party the remaining 50% interest in the Kendall joint venture from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the initial public offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share (the "Initial Public Offering"). During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. The Company was granted the option of extending the acquisition date from December 31,1997 to June 30, 1998, at which time the purchase price increases to $1,850,000. In addition, the Kendall joint venture paid a dividend of $20,000 per month to the sellers throughout the first quarter of 1997 and will pay a dividend of $11,667 per month to the sellers thereafter. In August of 1997, the joint venture partners advised they were revoking the amendment to the agreement and demanded performance according to the terms of the original contract. The Company notified the joint venture partners that the attempted revocation of the amendment and demand for performance of the original agreement constitutes a repudiation of the agreement to purchase, relieving the Company of it obligation to purchase and demanded return of its $400,000 deposit. Thereafter, the Company commenced an action in the Broward County, Florida Circuit Court for declaration of its rights and damages based upon the joint venture partners' failure to return the deposit. Although the ultimate disposition of this action cannot be predicted with certainty management does not believe that the outcome of such action, which is pending, shoud result in a materially adverse effect on the Company's financial position, results of operation or liquidity.

     In December 1996, the Company purchased, from an unaffiliated third party, a 50% interest in Boca Roadhouse, L.C., a limited liability company that owns the Boca Raton, Florida, Roadhouse Grill restaurant ("Boca Raton Joint Venture"). Prior to the acquisition, the restaurant had been a franchise managed by the Company under a management agreement. In December 1997, operations at the Boca restaurant were discontinued and the Company sold its interest in the Boca Raton Joint Venture to Boca Raton Roadhouse Grill, L.C., recognizing a loss of $611,000.

     In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company believes that it will not experience a material impact due to conversion efforts.

      RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statement of operations data expressed as a percentage of total revenues.

                                                                                    FISCAL YEAR
                                                                  ----------------------------------------------
                                                                   1994           1995         1996         1997
                                                                   ----           ----         ----         ----
Total revenues................................................    100.0%         100.0%       100.0%       100.0%
Cost of Company restaurant sales:
   Food and beverage..........................................     35.9           35.3         34.2         33.4
   Labor and benefits.........................................     40.4           35.1         31.6         30.0
   Occupancy and other........................................     20.4           25.4         22.1         21.1
                                                                -------        -------      -------       ------
     Total cost of Company restaurant sales...................     96.7           95.8         87.9         84.5

Depreciation and amortization.................................      3.6            4.9          5.0          5.4
General and administrative....................................     16.8            9.7          7.2          6.7
Impairment of long-lived assets...............................       -               -            -          1.2
                                                                -------        -------      -------       ------
   Total operating expenses...................................    117.1          110.4        100.1         97.8
                                                                -------        -------      -------       ------

   Operating income (loss)....................................    (17.1)         (10.4)        (0.1)         2.2
Total other income (expense)..................................     (5.0)           0.1         (1.3)        (1.9)
                                                                -------        -------      -------       ------
Pretax income (loss)..........................................    (22.1)         (10.3)        (1.4)         0.3

Income tax....................................................        -              -            -          0.2
                                                                -------        -------      -------       ------

Net income (loss).............................................    (22.1)%        (10.3)%       (1.4)%        0.1%
                                                                =======        =======      =======       ======


     FISCAL 1997 COMPARED TO FISCAL 1996

     RESTAURANTS OPEN. At the beginning of fiscal 1997, there were 33 Company-owned restaurants in operation (including the Kendall and Boca Raton, Florida restaurants, which were owned by limited liability companies in which the Company held a 50% ownership interest). During fiscal 1997, the Company opened 11 new restaurants and sold its ownership interest in the Boca Raton limited liability company, ending the year with 43 Company-owned restaurants in operation (including the Kendall limited liability company in which the company held a 50% ownership interest). This represents a 30.3% year-over-year increase in the number of Company-owned restaurants.

     TOTAL REVENUES. Total revenues increased $30.4 million, or 48.6%, from $62.4 million in fiscal 1996 to $92.8 million for fiscal 1997. This increase was attributable to the opening of additional restaurants during fiscal 1997 and the inclusion of all 13 Company-owned restaurants added in fiscal 1996 for the entire fiscal year ended 1997. For fiscal 1997, same-store sales decreased 3.2% based on a restaurant base of 23 restaurants, with 22 located in Florida.

     FOOD AND BEVERAGE. Food and beverage costs increased $9.6 million, or 44.9%, from $21.4 million in fiscal 1996 to $31.0 million in fiscal 1997. However, food and beverage costs decreased as a percentage of total revenues from 34.2% for fiscal 1996 to 33.4% in fiscal 1997. This decrease was the result of various margin improvement initiatives, an increase in the availability of volume discounts and a larger base of mature restaurants which have lower average food costs than recently opened locations.

     LABOR AND BENEFITS. Labor and benefits increased $8.1 million, or 41.0% from $19.7 million in fiscal 1996 to $27.8 million in fiscal 1997. However, labor and benefit costs as a percentage of total revenues decreased from 31.6% in fiscal 1996 to 30.0% in fiscal 1997. This decrease was the result of improved productivity of the Company's in-store meat operation and the larger base of mature restaurants which lessens the overall impact of higher labor costs normally experienced at recently opened restaurants.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $5.8 million, or 42.3% from $13.8 million in fiscal 1996 to $19.6 million in fiscal 1997. However, occupancy and other costs decreased as a percentage of total revenues from 22.1% in fiscal 1996 to 21.1% in fiscal 1997. This decrease was primarily attributable to operating efficiencies achieved in direct operating expenses and a decrease in marketing expense partially offset by an increase in preopening amortization as a percentage of sales.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.9 million, or 58.8%, from $3.1 million in fiscal 1996 to $5.0 million in fiscal 1997. Depreciation and amortization as a percentage of total revenues increased from 5.0% for fiscal 1996 to 5.4% for fiscal 1997. This is primarily due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original lives of the furniture, fixtures and equipment; therefore, depreciation expense increased for the year ended December 28, 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $1.7 million, or 38.8%, from $4.5 million in fiscal 1996 to $6.2 million in fiscal 1997. General and administrative expense as a percentage of total revenues decreased from 7.2% for fiscal 1996 to 6.7% for fiscal 1997. This decrease is a result of economies of scale attained due to a greater number of Company-owned restaurants in operation during fiscal 1997 compared to fiscal 1996, partially offset by severance charges totaling $430,000.

     IMPAIRMENT OF LONG-LIVED ASSETS. The Company recognized an impairment loss of $1,120,238 relating to the write-down of assets of two Company-owned restaurants. The write-down was calculated according to the provisions of Financial Accounting Standard SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased by $1.0 million from expense of $800,000 in fiscal 1996 to expense of $1.8 million in fiscal 1997. As a percentage of revenues, other (expense) increased by 0.6% points from 1.3% for the year ended December 29, 1996 to 1.9% for the year ended December 28, 1997. This variance was primarily due to a loss incurred on the sale of the Boca Raton joint venture during fiscal 1997. The loss amounted to $611,000 or 0.7% of revenues. This was partially offset by a decrease in interest expense of 0.4% as a percent of revenues due to higher sales volumes from new restaurants without a corresponding increase in interest expense dollars. Also impacting this variance is a 0.3% decrease as a percent of revenues in equity in net income of affiliate.

     FISCAL 1996 COMPARED TO FISCAL 1995
     -----------------------------------

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

     LABOR AND BENEFITS. Labor and benefits increased $7.7 million, or 64.3% from $12.0 million in fiscal 1995 to $19.7 million in fiscal 1996. However, labor and benefit costs as a percentage of total revenues decreased from 35.1% in fiscal 1995 to 31.6% in fiscal 1996. The decrease was primarily attributable to spreading the costs associated with training managers for new restaurants over a larger base of Company-owned restaurants in operation during fiscal 1996 compared to fiscal 1995.

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

      In September 1997, the Company entered into a $15 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate with a 9.55% interest rate. The loan facility contains customary financial covenants including minimum cash flow coverage ratio, leverage ratio, and minimum shareholders' equity requirements. The proceeds were used, in part, to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 28, 1997. The remaining balance of $7.3 million, net of fees and other costs, was used primarily for expansion of the Company.

     In June 1997 and July 1997, the Company entered into sale leaseback agreements with unaffiliated third parties for interior furniture, fixtures and equipment located in 11 Company-owned restaurants. The Company received proceeds of approximately $1.8 million and $2.3 million, respectively, net of fees and other costs. These proceeds were used for expansion of the Company.

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

     The Company's capital expenditures aggregated approximately $15.2 million for fiscal 1997 substantially all of which were used to open Roadhouse Grill restaurants. In January 1997, the Company repaid a promissory note in the amount of $500,000 to SunTrust Bank Miami, N.A. In addition, the Company paid a $400,000 deposit on the purchase of the remaining 50% interest in the Kendall joint venture.

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

     Subsequent to year end, the Company received commitments for a $15 million financing from FINOVA Capital Corporation with four tranches at various interest rates and maturity dates. Tranche one is for a total of $3.5 million, $2.9 million of which was funded on March 27, 1998. Tranche one is for a term of 10 years, with a 8.7% interest rate and is collateralized by personal property and fixtures at four Company-owned restaurants. These funds will be used for expansion of the Company. The remaining portions of tranche one and tranches two through four are expected to fund throughout 1998. There can be no assurance that these additional financings will be completed.

      The Company also received commitments to finance through sale-leaseback type transactions the construction of approximately 30 to 40 additional restaurants, depending on the availability of appropriate restaurant sites that meet or exceed the Company's criteria. See "Site Selection." However, there can be no assurance that this financing will be completed.

      At December 28, 1997, the Company owed Berjaya, its majority shareholder $3,000,000 under a promissory note dated September 27, 1996 bearing interest at 8.5%. In January 1998, the Company paid $1,500,000 of the outstanding balance on this promissory note. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya to convert the remaining debt outstanding of $1,500,000 to common equity at a price of $3.75 per share based on the closing market price as of February 6, 1998.

      Funds available for operations and expansion of the Company at December 28, 1997 were $3.7 million. As is common in the restaurant industry, the Company has generally operated with negative working capital ($5.9 million as of December 28, 1997). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

IMPACT OF INFLATION
-------------------

     The Company does not believe that inflation has materially affected its results of operations during the past five fiscal years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

ACCOUNTING MATTERS
------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS No. 128 which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129. "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 129 during fiscal 1997 and determined there is no material impact to the financial position or results of operations of the Company.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and executive officers of the Company is as follows:

     VINCENT TAN, age 46. The Company's Board of Directors elected Vincent Tan as Chairman of the Board of Directors of the Company in February 1998. Mr. Tan replaces Tan Kim Poh who died in January 1998. Vincent Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian company which owns Berjaya, the majority shareholder of the Company.

     AYMAN SABI, age 34. Mr. Sabi was elected President and Chief Executive Officer of the Company in February 1998. He served as Chairman of the Company's Executive Committee from November 1997 to February 1998. Mr. Sabi became a director of the Company in February 1997. He is presently the Chairman and Chief Executive Officer of SABi International Developments, a trading, contracting and investment company which owns, operates and invests in various restaurant concepts, both domestically and internationally. Mr. Sabi also serves, as a member of the Board of Directors of Tunis International Bank, Tunisia.

     ALAIN K.K. LEE, age 42. Alain K.K. Lee was elected as a Director of the Company in January 1998. Mr. Lee is currently a Deputy General Manager for Berjaya Group Berhad, a Malaysian company which owns Berjaya, the majority shareholder of the Company. He serves on the Board of several affiliated companies in the food industry. Mr. Lee has also served as Berjaya Group Chief Financial Officer and Deputy Chief Executive Officer of several other Berjaya Group companies.

     PHILIP FRIEDMAN, age 51. Mr. Friedman has served as a director of the Company since September 1996. Since January 1996, Mr. Friedman has served as President of Panda Management, Inc. In addition, since June 1986, Mr. Friedman has served as the President of P. Friedman & Associates, Inc., a business planning and management consulting firm. He is Chairman of the Board of Rosti Restaurants. Mr. Friedman is also a director of Eateries, Inc.; Paramark, Inc.; and P&E Production Technology Management, Inc. On occasion, Mr. Friedman has taken interim advisory positions with clients of P. Friedman & Associates, Inc. and these positions have included: Advisor to the President of Roy Rogers Restaurants (1993), Chief Financial Officer for Service America Corporation
(1990) and Executive Vice President for Sutton Place Gourmet (1988). From 1984 to 1986, Mr. Friedman was Vice President, Finance, Administration and Senior Planning Associate of Cini-Little International, Inc. Prior to that, he was Vice President of Planning and Vice President, Big Boy Franchising for Marriott Corporation. Mr. Friedman held similar executive positions with Chi-Chi's, Inc. and Pepsico's Pizza Hut division.

     PHILLIP RATNER, age 53. Mr. Ratner has served as a director of the Company since March 1997. He is the Chairman, President and Chief Executive Officer of Spaghetti Warehouse, Inc., Garland, Texas. From 1984 to 1994, Mr. Ratner served in various executive positions, including President and Chief Executive Officer in 1987, with Acapulco Restaurants, Inc. Prior to his association with Acapulco Restaurants, Mr. Ratner was employed by El Torito from 1979 to 1984, serving as Executive Vice President of Operations from 1982 to 1984.

     DENNIS C. JONES, age 44. Mr. Jones has served as Chief Financial Officer, Executive Vice-President of Finance and Treasurer of the Company since March 1996. From October 1994 to January 1996, Mr. Jones served as Chief Financial Officer of Louise's Trattoria, Inc., which operated 19 Italian restaurants, primarily in southern California. From 1984 to October 1994, Mr. Jones was employed by Acapulco Restaurants, Inc., which operated approximately 50 Mexican restaurants, primarily in California, in various financial management positions, including Chief Financial Officer from January 1991 to October 1994.

     BRAD H. HABER, age 37. Mr. Haber has served as Vice-President of Operations of the Company since June 1997, as Vice-President of Training since September 1996 and as Director of Training since March 1995. From February 1992 to March 1995, Mr. Haber served as Manager Training Supervisor and as a restaurant general manager of O'Charley's Restaurants, Inc. From June 1990 to February 1992, Mr. Haber was employed by Brinker International, Inc. as the manager of a Chili's restaurant.

      All directors serve until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive $2,500 for attending each meeting.

      Officers are appointed by the Board of Directors and serve at the discretion of the board.

      The Company currently has an Audit Committee and a Compensation Committee. During fiscal 1997, the Board of Directors held ten meetings. The Audited Committee and the Compensation Committee each held one meeting during fiscal 1997.

       To the Company's knowledge for the fiscal year ended December 28, 1997 and for the period ended March 30, 1998, no person who was a director, officer of beneficial owner of greater than 10% of the Company's outstanding common stock or any other person subject to Section 16 of the Securities and Exchange Commission act of 1934 failed to file on a timely basis reports required by
Section 16 of such act.



ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the amount of compensation for services rendered in all capacities to the Company during fiscal 1997, 1996 and 1995 by the executive officers of the Company who received compensation in excess of $100,000 during 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                                -----------------------
                                                  ANNUAL COMPENSATION                   AWARDS            PAYOUTS
                                          ------------------------------------- -----------------------   -------
                                                                                RESTRICTED  SECURITIES
                                                                   OTHER ANNUAL   STOCK     UNDERLYING     LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR     SALARY       BONUS       COMPENSATION   AWARDS   OPTIONS/SARS   PAYOUTS   COMPENSATION
---------------------------      ----     ------       -----       ------------   ------   ------------   -------   ------------
Ayman Sabi(2)                    1997                              60,000(3)
  Director, President
  and Chief Executive Officer

Dennis C. Jones
Chief Financial Officer          1997      $132,527           -         -          -           -            -            -
and Executive Vice-President     1996        72,692           -         -          -           -            -            -
                                 1995             -           -         -          -           -            -            -


Brad H. Haber                    1997      $103,373           -         -          -           -            -            -
Vice-President of Operations     1996        73,461           -         -          -           -            -            -
                                 1995        49,841           -         -          -           -            -            -


J. David Toole III (1)
Former Director, President       1997      $296,154    $ 50,000         -          -           -            -            -
and Chief Executive Officer      1996       200,000     100,000         -          -           -            -            -
                                 1995       120,000      34,566         -          -           -            -            -



OPTIONS GRANTS TABLE

     The following table sets forth information concerning the stock options granted to the Named Executives in 1997:

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                             NUMBER OF                 PERCENT OF TOTAL
                       SECURITIES UNDERLYING          OPTIONS GRANTED TO          EXERCISE OR BASE     EXPIRATION
NAME                      OPTIONS GRANTED          EMPLOYEES IN FISCAL YEAR         PRICE ($/Sh)          DATE
----                       --------------          ------------------------         ------------          ----

Dennis C. Jones               30,000                          16%                       $6.75         December 2004


Brad H. Haber                 15,000                           8%                       $6.75         December 2004















----------------------
1 J. David Toole III resigned as Chief Executive Officer, President and director of the Company in July 1997.

2 Ayman Sabi was elected President and Chief Executive Officer of the Company in February 1998. He served as Chairman of the Company's Executive Committee from November 1997 to February 1998.

3 Amount represents fees paid to SABi International, a management consulting and investment firm owned by Mr. Sabi.

OPTION REPRICING TABLE

The following table sets forth information concerning stock options that were repriced in 1997:

                                OPTION REPRICING

                                                                                      LENGTH OF
                             NUMBER OF     MARKET PRICE                               ORIGINAL
                            SECURITIES      OF STOCK AT    EXERCISE                  OPTION TERM
                            UNDERLYING        TIME OF      PRICE AT       NEW       REMAINING AT
                              OPTIONS        REPRICING      TIME OF    EXERCISE        DATE OF
NAME               DATE     REPRICED(#)         ($)        REPRICING   PRICE($)       REPRICING
----               ----     -----------         ---        ---------   --------       ---------

Dennis C. Jones    7/2/97     16,666           $5.88        $10.80       $6.75        78 months

Brad H. Haber      7/2/97      6,666            5.88         10.80        6.75        78 months





             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's executive compensation program is administered by the Compensation and Stock Option Committee (the "Committee") of the Board, which has responsibility for all aspects of the compensation program for the executive officers of the Company. The Committee is composed entirely of non-employee directors who are not eligible to participate in any of the Company's executive compensation programs.

OVERVIEW AND PHILOSOPHY
-----------------------

     The Objectives of the Company's executive compensation programs are to:

*     Attract, motivate and retain the highest quality executives.

* Align their financial interests with those of the Company's long-term investors.

* Inspire them to achieve tactical and strategic objectives in a manner consistent with the Company's corporate values.

      In furtherance of these objectives, the Company's executive compensation policies and programs are designed to:

*     Focus participants on high priority goals to increase shareholder value.

* Encourage behaviors that exemplify the Company's core values relating to customers, quality of performance, employees, integrity, teamwork and good citizenship.

* Increase executive stock ownership to promote a proprietary interest in the success of the Company.

     There are two major components of the Company's executive officer compensation: (1) base salary and (2) long-term stock incentives. Formerly, the Company had an annual cash bonus incentive program for the President and Chief Executive Officer.

BASE SALARY
-----------

     In establishing base salaries for executive officers for 1997, the Committee considered (1) the significant scope of the duties and responsibilities of each officer's position, (2) individual contributions, (3) the increased experience level gained over the past year by those executive officers holding new positions, (4) the Committee's overall philosophy of paying executive officers according to a competitive framework, and (5) comparable compensation practices in the casual dining industry.

LONG-TERM STOCK INCENTIVES
--------------------------

     The Committee believes that stock options are an important component of executive compensation. The Company believes that stock options encourage executive officers to remain in the Company's employ, as long-term rewards are linked to stock price appreciation.

     The Board adopted the 1994 Stock Option Plan (the "Original Plan") with an effective date of February 14, 1994. The Board and the shareholders of the Company amended and restated the Original Plan effective November 8, 1996 by adopting and approving the Plan. The Plan provides for grants of nonqualified stock options to Company employees and to non-employee officers, directors and consultants of the Company. The Plan is administered by the Compensation and Stock Option Committee. A maximum of 516,666 shares of Common Stock may be issued pursuant to the Plan. As of December 28, 1997, options to purchase 382,656 shares were outstanding under the Plan at a weighted-average exercise price of $6.72 per share. Except for 3,333 options which vested immediately upon their grant, all of the options granted to date under the Plan vest over a three year period from the date of grant, subject to the acceleration of vesting upon a change of control of the Company.

     The term of the options is determined by the Committee, but in any event may not exceed ten years from the date of grant. The exercise price, which is the fair market value on the date of the grant, may be paid in cash, Common Stock or a combination of both cash and Common Stock

     In addition to options that have been granted under the Plan, the Company has granted two options, which were not covered by the Plan to J. David Toole,
III. Pursuant to these options, Mr. Toole may acquire up to 166,666 shares of the Company's Common Stock at a price of $7.50 per share and up to 150,000 shares of the Company's Common Stock at $5.58 per share. These options had original expiration dates of September 2002 and October 2004, respectively. Due to his resignation from the Company in July 1997, it was determined in his severance agreement that the expiration dates for both sets of options would be July 31, 1998.

OTHER INFORMATION
-----------------

     Section 162(m) of the Internal Revenue Code places an annual limitation of $1,000,000 on the compensation of certain executive officers of publicly held corporations that can be deducted for federal income tax purposes unless such compensation is based on performance. No executive officer of the Company received annual compensation in excess of $1,000,000 in 1997 or in any prior year. The Company's bonus and equity-based compensation plans are designed to meet the requirements of Section 162(m) by basing all incentive compensation on identifiable performance criteria. The Committee does not anticipate that any executive officer base salary will exceed $1,000,000.


     Vincent Tan               Alain K.K. Lee              Phillip Ratner
     -----------               --------------              --------------

PERFORMANCE GRAPH

     The following line graph compares the percentage change in the cumulative total return of the Company's Common Stock, Nasdaq Combination Composite Index and a Company compiled peer group index ("Peer Group") consisting of Rare Hospitality International, Inc. ("RARE"); Lone Star Steakhouse & Saloon, ("STAR"); Outback Steakhouse, Inc., ("OSSI"); and Logan's Roadhouse, Inc., ("RDHS") over the period December 30, 1996 through December 28, 1997. The graph assumes an initial investment of $100 on December 30, 1996, the first day of Fiscal 1997, and the reinvestment of dividends, if any.

                 Jan     Feb        Mar        Apr      May       Jun      Jul         Aug      Sep       Oct       Nov       Dec
Peer Group        100   100.134     94.182     82.685   72.886    92.551    91.679    95.370    86.174    91.813    84.128    75.705
GRLL              100   111.111    113.333    106.687   91.111    97.778   107.787   126.667    95.556    88.889    74.453    57.776
Nasdaq Composite  100   106.857    101.819     94.500   97.904   109.089   111.887   123.807   125.652   131.260   126.578   117.366










                                   (GRAPHIC)

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Board has fixed the close of business on March 13, 1998, as the record date, on which there were outstanding 9,305,408 shares. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 13, 1998 by each person known to the Company to own beneficially more than five percent of the Company's Common Stock, each director, each named executive, and all executive officers and directors as a group.

COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED         PERCENT OF CLASS
------------------------------------                          ------------------         ----------------
Vincent Tan(1)                                                   5,635,466                     60.6%
Ayman Sabi(2)                                                      577,515                      6.2%
Alain K.K. Lee(3)                                                     -                         -
Philip Friedman(4)                                                   5,000                      0.1%
Phillip Ratner(5)                                                    5,000                      0.1%
Dennis C. Jones(6)                                                  22,110                      0.2%
Brad H. Haber(7)                                                    11,110                      0.1%
Dr. Christian F. Horn(8)                                           582,922                      6.3%
Berjaya Group (Cayman) Limited(1)                                5,635,466                     60.6%
Cupertino Ventures Partnership III, L.P.(8)                        551,256                      5.9%
All executive officers and directors                             6,256,201                     67.23%
 as a group (seven persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)

--------
1   Mr. Vincent Tan was elected Chairman of the Board of Directors of the
Company in February 1998. The Common Stock shown above includes 5,635,466 shares beneficially owned by Berjaya Group (Cayman) Limited ("Berjaya"). As Chairman/Chief Executive Officer of Berjaya Group Berhad, the owner of 100% of the outstanding shares of Berjaya, Mr. Tan may be deemed to be the beneficial owner of all of the shares owned by Berjaya in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Mr. Tan disclaims ownership of the shares beneficially owned by Berjaya. The address for Mr. Tan and Berjaya is Level 28, Menara Shahzan Insas, 30 Jalan Ismail, 50250 Kuala Lumpur, Malaysia.
2   Includes 5,000 shares beneficially owned by Mr. Sabi that are exercisable within 60 days of the date of this Form 10K. Mr. Sabi owns no shares of record. The number above represents (i) 160,565 shares beneficially owned by Arab Multinational Investment Company; and (ii) 411,950 shares beneficially owned by Societe Financiere Privee S.A. Geneve. As agent for these entities, Mr. Sabi may be deemed to be the beneficial owner of all of the shares owned by these entities in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. The address for Mr. Sabi is 6600 N. Andrews Avenue, Suite 160, Ft. Lauderdale, Florida 33309.
3   Alain K.K. Lee was elected Director of the Company in January 1998. Mr. Lee is currently a Deputy General Manager for Berjaya Group Berhad, a Malaysian company which owns Berjaya, the majority shareholder of the Company. Mr. Lee's address is Lot 12A-03, 12A Floor, Wisma Cosway, No 88, Jalan Raja Chulan, 50200, Kuala Lumpur, Malaysia.
4   Represents 5,000 shares subject to options owned by Mr. Friedman that are exercisable within 60 days of the date of this Form 10-K. The address for Mr. Friedman is 899 El Centro Street, South Pasadena, California 91030.
5   Represents 5,000 shares subject to options owned by Mr. Ratner that are exercisable within 60 days of the date of this Form 10-K. The address for Mr. Ratner is Wet I-30, Garland, Texas, 75043.
6   Includes 21,110 shares subject to options beneficially owned by Mr. Jones that are exercisable within 60 days of the date of this Form 10-K. The address for Mr. Jones is 6600 N. Andrews Avenue, Suite 160, Ft. Lauderdale, Florida 33309.
7   Represents 11,110 shares subject to options benefifically owned by Mr. Haber that are exercisable within 60 days of this Form 10-K. The address for Mr. Haber is 6600 N. Andrews Avenue, Suite 160, Ft. Lauderdate, Florida 33309.
8   Includes (i) 15,000 shares subject to options beneficially owned by Dr. Horn that are exercisable within 60 days of the date of this Form 10-K and (ii) 551,256 shares beneficially owned by Cupertino. As the Managing Partner of Horn Ventures II, L.P., a general partner of Cupertino, Dr. Horn may be deemed to the beneficial owner of all the shares owned by Cupertino in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Dr. Horn served as Chairman of the Board of Directors of the Company from August 1996 to July 197 and was a director of the Company from January 1994 to July 1997. He resigned from both capacities in July 1997. The address for Dr. Horn and Cupertino is 20300 Stevens Creek Blvd., Suite 330, Cupertino, California, 95014.
9   Includes 47,220 shares subject to options that are exercisable within 60 days of this Form 10-K.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1995, the Company obtained loans in the aggregate amount of approximately $2.5 million from John Y. Brown, Jr. During fiscal 1995, Mr. Brown was the Chairman of the Board of Directors of the Company and was a shareholder. In January 1996, these loans were consolidated and extended under the Company's unsecured promissory note dated January 15, 1996, in the principal amount of $2.5 million, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were due and payable in full upon the closing, and from the proceeds, of the Initial Public Offering. The funds obtained by the Company from such loan were used to finance the opening of new restaurants. The loan was initially unsecured but in July 1996 was cross-collateralized by the lien granted on the additional $1.5 million loan described in the next paragraph.

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

     In August 1996, the Company borrowed $2.0 million from Berjaya, the majority shareholder of the Company, under an unsecured promissory note dated August 16, 1996, bearing interest at 8.5 percent per annum. The proceeds of this loan were used to repay the July 1996 $1.5 million loan from Mr. Brown and the $500,000 loan from Cupertino described above. In September 1996, the Company borrowed $3.0 million from Berjaya, its principal shareholder, under an unsecured promissory note dated September 27, 1996, bearing interest at 8.5 percent per annum. The proceeds of this loan were used for general corporate purposes, including opening new restaurants. In November 1997, the Company paid Berjaya $2,000,000 in order to liquidate the promissory note dated August 16, 1996. In January 1998, the Company paid $1,500,000 of the outstanding amount of the promissory note dated September 1996. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares to Berjaya to convert the $1,500,000 debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. Vincent Tan, the Chairman of the Board of Directors of the Company is Chairman and Chief Executive Officer of Berjaya Group Berhad.

     Berjaya owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong was required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2.0 % of gross sales for each restaurant's first three years of operation and 3.0 % thereafter. Effective December 1, 1997, the agreement was amended with respect to royalty fees. The royalty fees will remain at 2.0% of gross sales for the life of the agreement. Under certain circumstances, Roadhouse Grill Hong Kong or the Company was able to grant franchises to third parties in Hong Kong. In that event, the Company was entitled to receive 50.0 % of any franchise and reservation fees and 50.0% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.5 % of gross sales in the case of royalty fees. Effective December 1, 1997, the agreement was amended to allow the Company to receive 40.0% of any royalty fee payable by the third party franchisee, subject to a limitation of 2.0% of gross sales. Amounts for franchise and reservation fees were unchanged.

     In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, North Korea, South Korea, The Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least 30 Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangement under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong.

     During the fourth quarter of 1997, the Company engaged National Retail Group Inc. ("NRG"), a real estate consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company, addressing problems from previous management actions. SABi is wholly owned by Ayman Sabi, and NRG is an affiliate of SABi International. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. The Company paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively. The Company believes amounts paid for services rendered by NRG and SABi were fair and competitive, and represented the fair market value of such services.

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

(b)   Reports on Form 8-K:

         In a report on Form 8-K filed with the Securities and Exchange Commission on December 23, 1997, the Company announced a change in fiscal year end and the financial reporting schedule changes associated with the new fiscal period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1998.

                                  ROADHOUSE GRILL, INC.

                                  By:     /s/ Ayman Sabi
                                          ------------------------------
                                          Ayman Sabi
                                          President, Chief Executive Officer
                                          and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signatures                            Title                                               Date
               ----------                            -----                                               ----
      /s/ Ayman Sabi                                 President, Chief Executive                   MARCH 30, 1998
     -----------------------------------             Officer and Director                         ----------------
     Ayman Sabi                                      (Principal Executive Officer)



     /s/ Dennis C. Jones                            Chief Financial Officer,                      MARCH 30, 1998
     -----------------------------------            (Principal Financial Officer                  --------------
     Dennis C. Jones                                and Principal
                                                    Accounting Officer)


     /s/ Philip Friedman                            Director                                      MARCH 30, 1998
     -----------------------------------                                                          --------------
     Philip Friedman


     /s/ Vincent Tan                                Chairman of the Board                         MARCH 30, 1998
     -----------------------------------            of Directors                                  ----------------
     Vincent Tan


     /s/ Phillip Ratner                             Director                                      MARCH 30, 1998
     -----------------------------------                                                          --------------
     Phillip Ratner


     /s/ Alain K.K. Lee                             Director                                      MARCH 30, 1998
     -----------------------------------                                                         ----------------
     Alain K.K. Lee

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Independent Auditors' Report..............................................................................        F-2

Balance Sheets as of December 29, 1996 and December 28, 1997..............................................        F-3

Statements of Operations for the Fiscal Years Ended December 31, 1995, December 29, 1996
    and December 28, 1997.................................................................................        F-4

Statements of Changes in Shareholders' Equity for the Fiscal Years Ended December 31, 1995,
    December 29, 1996 and December 28, 1997...............................................................        F-5

Statements of Cash Flows for the Fiscal Years Ended December 31, 1995, December 29, 1996
    And December 28, 1997.................................................................................        F-6

Notes to Financial Statements.............................................................................        F-7



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying balance sheets of Roadhouse Grill, Inc. as of December 29, 1996 and December 28, 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. as of December 29, 1996 and December 28, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

February 20, 1998
Miami, Florida

                              ROADHOUSE GRILL, INC.

                                 BALANCE SHEETS
                     December 29, 1996 and December 28, 1997

                                                                              December 29,     December 28,
                                                                                  1996            1997
                                                                             --------------   --------------
                                 Assets
Current assets:
  Cash and cash equivalents ...............................................   $  6,257,157    $  3,733,390
  Accounts receivable .....................................................        196,542         162,815
  Inventory ...............................................................        814,225         930,580
  Current portion of note receivable ......................................         76,634          80,371
  Pre-opening costs, net ..................................................      1,508,310       1,104,080
  Prepaid expenses ........................................................        577,883         814,910
                                                                              ------------    ------------
     Total current assets .................................................      9,430,751       6,826,146

Note receivable ...........................................................        218,539         139,804
Property, & equipment, net ................................................     54,129,230      63,434,855
Intangible assets, net of accumulated amortization of $92,270 and $161,341 at December 29, 1996 and December 28, 1997,
  respectively ............................................................        877,260         839,101
Other assets ..............................................................      1,479,718       3,558,444
Investment in and advances to affiliates ..................................      1,199,382         633,194
                                                                              ------------    ------------

     Total assets .........................................................   $ 67,334,880    $ 75,431,544
                                                                              ============    ============

        Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ........................................................   $  5,246,738    $  3,760,665
  Accrued expenses ........................................................      3,059,142       4,352,536
  Due to related parties ..................................................      5,000,000       3,000,000
  Current portion of long-term debt .......................................      1,452,935         463,862
  Current portion of capital lease obligations ............................        277,381       1,134,723
                                                                              ------------    ------------
     Total current liabilities ............................................     15,036,196      12,711,786

Long-term debt ............................................................      7,204,451      14,651,376
Capital lease obligations .................................................      3,993,858       6,773,662
                                                                              ------------    ------------

     Total liabilities ....................................................     26,234,505      34,136,824

Shareholders' equity:
  Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,305,408 ........................................        279,162         279,162
  Additional paid-in-capital ..............................................     48,433,344      48,535,944
  Accumulated deficit .....................................................     (7,612,131)     (7,520,386)
                                                                              ------------    ------------

     Total shareholders' equity ...........................................     41,100,375      41,294,720
Commitments and contingencies (note 13 and 14) ............................             --              --
                                                                              ------------    ------------
Total liabilities and shareholders' equity ................................   $ 67,334,880    $ 75,431,544
                                                                              ============    ============


                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.

                            STATEMENTS OF OPERATIONS
       For the fiscal years ended December 31, 1995, December 29, 1996 and
                                December 28, 1997

                                                                   Fiscal Year
                                              ---------------------------------------------
                                                   1995            1996            1997
                                              -------------    ------------    ------------
Total revenue ..............................   $ 34,275,496    $ 62,433,131    $ 92,795,056

Cost of restaurant sales:
   Food and beverage .......................     12,084,134      21,381,810      30,991,210
   Labor and benefits ......................     12,019,723      19,748,626      27,849,037
   Occupancy and other .....................      8,710,597      13,773,532      19,598,326
                                               ------------    ------------    ------------

   Total cost of restaurant sales ..........     32,814,454      54,903,968      78,438,573

Depreciation and amortization ..............      1,662,650       3,136,272       4,980,469
General and administrative .................      3,327,680       4,470,900       6,207,580
Impairment of long-lived assets ............             --              --       1,120,238
                                               ------------    ------------    ------------

   Total operating expenses ................     37,804,784      62,511,140      90,746,860
                                               ------------    ------------    ------------

   Operating income (loss) .................     (3,529,288)        (78,009)      2,048,196

Other income (expense):
   Interest expense, net ...................       (404,009)     (1,296,393)     (1,552,496)
   Equity in net income of affiliates ......        284,241         206,489          61,892
   Other, net ..............................        159,152         277,983         320,408
   Loss on sale of investment in affiliate .             --              --        (610,550)
                                               ------------    ------------    ------------

   Total other income (expense) ............         39,384        (811,921)     (1,780,746)
                                               ------------    ------------    ------------

   Pretax income (loss) ....................     (3,489,904)       (889,930)        267,450

   Income tax ..............................             --              --         175,705
                                               ------------    ------------    ------------

        Net income (loss) ..................   $ (3,489,904)   $   (889,930)   $     91,745
                                               ============    ============    ============

Basic and diluted net income (loss) per
common share ...............................   $      (1.00)   $      (0.18)   $       0.01
                                               ============    ============    ============

Weighted average common shares
outstanding ................................      3,496,570       4,909,894       9,305,408
                                               ============    ============    ============



                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      For the fiscal years ended December 31, 1995, December 29, 1996 and
                               December 28, 1997

                                            Common Stock (a)         Preferred Stock        Additional
                                         --------------------    ----------------------      Paid-in     Accumulated
                                           Shares     Amount       Shares      Amount         Capital       Deficit       Total
                                         ---------   --------    ---------    ---------       -------       -------       -----
Balance January 1, 1995................. 3,181,482   $ 95,444    5,875,025    $  58,750    $ 20,717,368   (3,232,297)  $ 17,639,265
  Issuance of common stock .............  620,624     18,618           --           --       6,000,573           --      6,019,191
  Stock options exercised ..............  118,518      3,556           --           --          49,777           --         53,333
  Stock options outstanding ............       --         --           --           --         118,800           --        118,800
  Deferred compensation ................       --         --           --           --         (79,200)          --        (79,200)
  Net loss .............................       --         --           --           --              --   (3,489,904)    (3,489,904)
                                         ---------   --------   ----------    ---------    ------------  -----------   ------------

Balance December 31, 1995 .............. 3,920,624    117,618    5,875,025       58,750      26,807,318   (6,722,201)    20,261,485

  Issuance of common stock .............  3,287,030     98,612           --           --      21,590,608          --     21,689,220
  Conversion of Series A to common stock 1,175,000     35,250   (3,525,000)     (35,250)             --           --             --
  Conversion of Series B to common stock   922,754     27,682   (2,350,025)     (23,500)         (4,182)          --             --
  Deferred compensation ................        --         --           --           --          39,600           --         39,600
  Net loss .............................        --         --           --           --              --     (889,930)      (889,930)
                                         ---------   --------   ----------    ---------    ------------  -----------   ------------

Balance December 29, 1996 .............. 9,305,408    279,162           --           --      48,433,344   (7,612,131)    41,100,375

  Deferred compensation ................        --         --           --           --         102,600           --        102,600
  Net income ...........................        --         --           --           --              --       91,745         91,745
                                         ---------   --------   ----------    ---------    ------------  -----------   ------------


Balance December 28, 1997 .............. 9,305,408   $279,162           --    $      --    $ 48,535,944  $(7,520,386)  $ 41,294,720
                                        ==========   ========  ===========    =========    ============  ===========   ============






















----------------------

(a) Number of shares of Common Stock does not include 400,000 shares pending to be issued to Berjaya Group (Cayman) Limited, ("Berjaya") based on conversion of existing debt to common stock. (See Note 7 to the Financial Statements).





                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.

                            STATEMENTS OF CASH FLOWS
       For the fiscal years ended December 31, 1995, December 29, 1996 and
                               December 28, 1997

                                                                           December 31     December 29       December 28
                                                                              1995             1996              1997
                                                                              ----             ----              ----
Cash flows from operating activities
   Net income (loss) ...................................................   ($ 3,489,904)   ($   889,930)         91,745
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization .....................................      1,662,650       3,136,272       4,980,469
     Non-cash compensation expense .....................................         39,600          39,600         102,600
     Equity in net income of affiliate .................................       (284,241)       (206,489)        (61,892)
     Impairment of long-lived assets ...................................             --              --       1,120,238
     Loss on sale of investment in affiliate ...........................             --              --         610,550
   Changes in assets and liabilities, net of acquisitions of businesses:
     Decrease (increase) in accounts receivable ........................        133,868         (76,716)         79,218
     Decrease (increase) in other assets ...............................       (882,068)       (176,422)     (1,911,280)
     Decrease (increase) in prepaid expense ............................        (85,342)       (336,880)       (237,027)
     (Decrease) increase in accounts payable ...........................        911,772       3,414,788      (1,486,073)
     (Decrease) increase in accrued expenses ...........................      1,760,798         759,644       1,361,504
     Decrease (increase) in inventory ..................................       (300,608)       (408,640)       (116,355)
     Decrease (increase) in pre-opening costs, net .....................       (250,941)     (1,191,672)        404,230
                                                                           ------------    ------------    ------------
       Net cash provided by (used in) operating activities .............       (784,416)      4,063,555       4,937,927
                                                                           ------------    ------------    ------------

Cash flows from investing activities
    Dividends received from affiliate ..................................             --              --          58,335
   Advances to affiliates, net .........................................         26,031        (222,120)        (41,241)
   Payments for intangibles ............................................             --         (54,570)        (30,912)
   Proceeds from payment on notes receivable ...........................         49,235          46,362          74,998
   Proceeds from sale-leaseback transactions ...........................      1,185,960         395,164       4,286,578
   Purchase of property and equipment ..................................    (14,541,042)    (19,859,672)    (15,192,521)
   Acquisition of restaurants ..........................................     (3,000,000)       (480,000)             --
   Deposit on Kendall restaurant acquisition ...........................             --              --        (400,000)
   Capital contribution to affiliate ...................................             --         (75,000)        (25,351)
                                                                           ------------    ------------    ------------
       Net cash used in investing activities ...........................    (16,279,816)    (20,249,836)    (11,270,114)
                                                                           ------------    ------------    ------------

Cash flows from financing activities
   Proceeds from short-term debt and amounts due to related parties ....      6,615,000       7,000,000              --
   Repayments of amounts due to related parties ........................             --      (4,600,000)     (2,000,000)
   Proceeds from long-term debt ........................................             --              --      15,000,000
   Repayments of long-term debt ........................................       (407,977)       (694,459)     (8,542,148)
   Payments on capital lease obligations ...............................       (144,765)       (256,381)       (649,432)
   Proceeds from issuance of common and preferred stock ................      6,072,524      18,189,235              --
                                                                           ------------    ------------    ------------
     Net cash provided by financing activities .........................     12,134,782      19,638,395       3,808,420
                                                                           ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents .......................     (4,929,450)      3,452,114      (2,523,767)
Cash and cash equivalents at beginning of year .........................      7,734,493       2,805,043       6,257,157
                                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year ...............................   $  2,805,043    $  6,257,157    $  3,733,390
                                                                           ============    ============    ============
Supplementary disclosures:

   Interest paid .......................................................   $    525,276    $  1,369,897    $  2,215,401
                                                                           ============    ============    ============
   Income taxes paid ...................................................   $         --    $         --    $    155,836
                                                                           ============    ============    ============

Noncash investing and financing activities:

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

   During the fiscal year ended December 28, 1997, the Company entered into capital lease obligations of $4,286,000.

                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.

                          NOTES TO FINANCIAL STATEMENTS

           December 31, 1995, December 29, 1996 and December 28, 1997

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

         Roadhouse Grill, Inc. (the "Company") owns and operates 43 and franchises three full-service, casual dining restaurants under the name "Roadhouse Grill". The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 42 more restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York and Ohio. One of the Company-owned restaurants is a joint venture located in Kendall, Florida in which the Company currently owns a 50% interest ("Kendall"). The Company manages the operations of the Kendall restaurant pursuant to its individual operating agreement. Under this operating agreement, the Company receives management fees and is allocated its share of the restaurant's profits and losses. The three franchised restaurants are located in Las Vegas, Nevada; Ampang, Malaysia and Bangsar Baru, Malaysia. These restaurants opened in July 1997, April 1996 and November 1995, respectively. As of December 28, 1997, the Company also had a franchise in Jalan Sultan Ismail, Malaysia, which ceased its operations on March 15, 1998. See "Subsequent Events."

         During 1997, the Company also had a 50 percent interest in Boca Raton Roadhouse Grill, L.C., a limited liability company that owned the Boca Raton, Florida Roadhouse Grill restaurant ("Boca"). In December 1997, operations at the Boca restaurant were discontinued and the Company sold its interest in Boca to Boca Raton Roadhouse Grill, L.C. (see Note 5). The Company managed the operations of the Boca restaurant pursuant to its individual operating agreement. Under such operating agreement, the Company received management fees and was allocated its share of the restaurant's profits and losses.

         Subsequent to year-end, the Company dissolved its previous licensing and franchising agreements with Buffets Inc. Buffets will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part. See "Subsequent Events."

     (B)  INVESTMENT IN AFFILIATES

         The Company's 50 percent interest in Kendall is accounted for under the equity method.

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

     (D)  INTANGIBLES

         Intangibles consist primarily of goodwill recorded as a result of a restaurant acquisition in 1995 (see Note 14) and are being amortized on a straight-line basis over 17 years, which is the lease term of the respective restaurant property. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render goodwill not recoverable. If such circumstances arise, the Company uses undiscounted future cash flows to determine whether the goodwill is recoverable. In 1996, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of".

     (E)  CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     (F)  INVENTORY

         Inventories are valued at the lower of cost (based on first-in, first-out inventory costing) or net realizable value and consist primarily of restaurant food items, beverages and paper supplies.

     (G)  INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     (I)  FISCAL YEAR

         The Company's fiscal year ends on the Sunday nearest December 31. On December 11, 1997 the Company's Board of Directors voted to change the Company's fiscal reporting year to coincide with that of the majority shareholder, Berjaya Group (Cayman) Limited. The new fiscal year will end on the last Sunday in April.

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

     (K)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The fair value of long-term debt at December 29, 1996 and December 28, 1997 is approximately $7,597,000, and $15,115,238, respectively.

     (L)  REVENUE RECOGNITION

         Total revenues include sales at Company-operated restaurants, royalties received from restaurants operating under franchise and license agreements, and fees earned under management agreements. Revenue earned from the game rooms and vending machines in the restaurants is included in other income.

     (M)  NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129. "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No.129 during fiscal 1997 and determined there is no material impact to the financial position or results of operations of the Company.

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

     (N)  NET INCOME (LOSS) PER COMMON SHARE

         Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in the periods in which they have an anti-dilutive effect. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). This statement specifies the computation, presentation and disclosure requirements for earnings per share. ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS No. 128 which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

         As of December 31, 1995, December 29, 1996 and December 28, 1997, the Company had no common stock equivalents outstanding that were required to be included in earnings per share calculations, therefore, basic and diluted earnings per share amounts were equal.

         On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya to convert $1,500,000 of debt to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998.

         On October 9, 1996, the Board of Directors declared a one-for-three reverse stock split (see Note 9). All per share data appearing in the financial statements have been retroactively adjusted for the reverse split.

     (O) ADVERTISING COSTS

         During 1995, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7). The adoption of SOP 93-7 did not have a material impact on the Company's financial position or results of operations. The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ending December 31, 1995, December 29, 1996 and December 28, 1997 amounted to approximately $1,273,000, $1,378,000 and $1,127,000, respectively.

     (P) RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform to the current presentation.

     (2) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at:

                                                     December 29,         December 28,        Estimated
                                                         1996                 1997          USEFUL LIVES
                                                         ----                 ----          ------------
         Building.................................   $17,018,598          $18,459,424          20 years
         Land...................................      10,842,818           11,848,765                 -
         Furniture and equipment................      13,319,318           17,867,811         3-7 years
         Leasehold improvements.................      12,695,856           23,614,442        7-10 years
                                                      ----------           ----------
                                                      53,876,590           71,790,442

         Less accumulated depreciation.........        5,046,035            9,373,710
                                                      ----------            ---------
                                                      48,830,555           62,416,732

         Construction in progress.............         5,298,675            1,018,123
                                                      ----------            ---------
                                                     $54,129,230          $63,434,855
                                                     ===========          ===========


         Included in property and equipment are buildings and equipment under capital leases of $4,661,633 and $8,937,819 at December 29, 1996 and December 28, 1997, respectively, (see Note 3). The Company capitalized interest costs of approximately $269,000 and $394,000 during the fiscal years ended December 29, 1996, and December 28, 1997, respectively, with respect to qualifying construction projects.

     (3)  CAPITAL LEASES

         The following is a schedule of future minimum lease payments required under capital leases as of December 28, 1997:

          1998..................................................     $ 1,986,143
          1999..................................................       1,990,051
          2000..................................................       1,832,672
          2001..................................................       1,377,359
          2002..................................................         654,228
          Thereafter............................................       4,654,856
                                                                     -----------
          Total minimum lease payments..........................      12,495,309
          Less amount representing interest at varying rates
            ranging from 9.5 percent to 13 percent..............       4,586,924
                                                                     -----------

          Present value of net minimum capital lease payments...       7,908,385

          Less current portion of capital lease obligations.....       1,134,723
                                                                     -----------
          Minimum capital lease obligations excluding current ..
           portion..............................................     $ 6,773,662
                                                                     ===========

         During the fiscal year ended December 28, 1997, the Company entered into several agreements for the sale and leaseback of restaurant equipment for a period of forty-eight months at five Company restaurants and sixty months at six Company restaurants, which were recorded as capital leases. The equipment was sold at book value of approximately $4,286,000. The restaurants had been opened for less than a year and had minimal accumulated depreciation, as such, no material gain or loss resulted from the transaction.

     (4)  OPERATING LEASES

         The Company leases the majority of its operating restaurant facilities. The lease terms range from 5 to 10 years and generally provide for renewal options extending the lease term to 20 years.

         The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 28, 1997:

            1998......................................    $     3,120,999
            1999......................................          2,891,450
            2000......................................          2,979,772
            2001......................................          2,935,711
            2002......................................          2,839,950
            Thereafter................................         15,048,891
                                                               ----------
            Total minimum lease payments..............    $    29,816,773
                                                               ==========

         The total rent expense for operating leases was $1,524,900, $1,719,900 and $3,089,746 for fiscal 1995, fiscal 1996 and fiscal 1997, respectively.

     (5)  INVESTMENT IN AND ADVANCES TO AFFILIATES

         As discussed in Note 1(a), the Company had a 50 percent interest in Boca at December 29, 1996, and a 50 percent interest in Kendall at December 31, 1995, December 29, 1996 and December 28, 1997.

         The Company accounted for these investments under the equity method. Summarized balance sheet and income statement information for these investments is as follows:

                                      DECEMBER 31,  DECEMBER 29,  DECEMBER 28,
SUMMARIZED BALANCE SHEETS:                1995          1996         1997
                                      ------------  ------------  ----------
Current assets .....................   $  117,246   $  320,050    $   55,267
Property and equipment, net ........      823,273    1,561,202       648,937
Other ..............................       27,325       29,576        19,721
                                       ----------   ----------    ----------
  Total assets .....................      967,844    1,910,828       723,925
                                       ----------   ----------    ----------

Current liabilities ................      838,160      401,391       369,564
Due to related parties and other
 liabilities .......................       79,975      462,062            --
                                       ----------   ----------    ----------
  Total liabilities ................      918,135      863,453       369,564
                                       ----------   ----------    ----------

Net assets .........................   $   49,709    1,047,375       354,361
                                       ==========   ==========    ==========

SUMMARIZED STATEMENTS OF OPERATIONS:

Revenue ............................   $3,684,177   $5,447,911     3,226,727
                                       ----------   ----------    ----------
Operating income ...................   $  403,039   $  372,882       335,055
                                       ----------   ----------    ----------
Net income .........................   $  319,296   $  337,993    $  287,031
                                       ----------   ----------    ----------

         Under the terms of the operating agreements discussed in Note 1(a), profits and losses are allocated 50 percent to each partner for each affiliate. Kendall cash distributions are paid 25 percent to the Company and 75 percent to its partner until such time as the partners recover their investment. Thereafter, the cash distributions are paid 50 percent to each partner.

         During 1997, the Company also had a 50 percent interest in Boca Raton Roadhouse Grill, L.C., a limited liability company that owned the Boca Raton, Florida Roadhouse Grill restaurant ("Boca"). In December 1997, operations at the Boca restaurant were discontinued and the Company sold its interest in Boca to Boca Raton Roadhouse Grill, L.C. The Company recognized a loss of $611,000 on the sale of its fifty percent interest. During 1997, the Company managed the operations of Boca pursuant to its operating agreement. Under such operating agreement, the Company received management fees and was allocated its share of the restaurant's profits and losses.

         Also included in investment in and advances to affiliates at December 29, 1996 and December 28, 1997 are $377,380 and $250,423, respectively, in cash advances made by the Company to its affiliates.

     (6)  MAJOR SUPPLIERS

         For the fiscal years ended December 29, 1996 and December 28, 1997, two suppliers comprised approximately 89% and 94%, respectively, of the Company's purchases. Purchases from these suppliers were approximately $21.4 million and $32.3 million for fiscal 1996 and fiscal 1997, respectively.

     (7)  DUE TO RELATED PARTIES

         At December 29, 1996 and December 28, 1997, due to related parties consists principally of promissory notes in the amounts of $5,000,000 and $3,000,000, respectively, due to Berjaya, the majority shareholder of the Company. These notes bear interest at 8.5 percent.

         In November 1997, the Company paid Berjaya $2,000,000 in order to liquidate one of two promissory notes outstanding at December 29, 1996. On January 12, 1998, the Company paid $1,500,000 of the second promissory note, which had an original principal amount of $3,000,000. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya to convert the remaining debt outstanding of $1,500,000 to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998.

     (8)  LONG-TERM DEBT

         In September 1997, the Company entered into a $15 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate with a 9.55% interest rate. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The remaining balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company. Monthly principal and interest payments for this facility are due through October 2012.

         Annual maturities on notes payable as of December 28, 1997 are as follows:

                     1998..............................      $463,862
                     1999..............................       552,416
                     2000..............................       605,364
                     2001..............................       668,476
                     2002..............................       832,761
                     Thereafter........................    11,992,359
                                                           ----------
                                                           15,115,238
                     Less current portion..............       463,862
                                                           ----------
                                                           14,651,376

         The carrying amount of assets used as collateral is approximately $27,860,000 and $23,120,775 at December 29, 1996 and December 28, 1997,
     respectively.

     (9)  CAPITAL STOCK

         As of December 31, 1995, the Company's capital structure consisted of 30,000,000 shares of authorized common stock, with a par value of $.01 of which 9,544,446 shares were issued and outstanding.

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

         On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares to Berjaya to convert $1,500,000 of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998.

     (10) STOCK OPTION PLANS

         During the fiscal year ended January 1, 1995, options were issued to the former President and Chief Executive Officer to purchase 355,555 shares of the authorized, but unissued shares of common stock at a purchase price of $0.15 per share in connection with the founding of the Company. An additional 500,000 options were issued to the former President and Chief Executive Officer at $2.50 per share during the fiscal year ended January 1, 1995. These options are exercisable at any time prior to July 31, 1998. During the fiscal year ending December 31, 1995, certain of these options were exercised whereby 355,555 shares of common stock were purchased at $0.15 per share. In October 1996, the Company granted 450,000 options to the former President and Chief Executive Officer at $3.60 per share, subject to adjustment for the reverse stock split discussed below and for such other adjustments provided in the stock option agreement. In connection with the granting of these options, the Company has recorded $39,600 in compensation expense for each of the fiscal years ended December 31, 1995 and December 29, 1996 and $102,600 for the year ended December 28, 1997. At December 31, 1995, December 29, 1996 and December 28, 1997, deferred compensation expense amounted to $79,200, $39,600 and $0, respectively, and is included in additional paid-in capital.

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

         A stock option plan (the "Plan") was adopted for employees of the Company and members of the Board of Directors who are not employees, and 83,333, 216,666 and 516,666 shares of the Company's common stock were reserved for issuance pursuant to such plan at December 31, 1995, December 29, 1996 and December 28, 1997, respectively. These options vest over a three-year period from the date of grant and are exercisable for a period of ten years after grant. On April 25, 1994, options were issued to a consultant of the Company to purchase 3,333 shares of common stock at a purchase price of $4.50 per share. During the fiscal years ending December 31, 1995, the Company granted options to employees under the stock option plan to purchase 52,658 shares of common stock at $7.50 per share and granted certain directors options to purchase 6,666 shares of the Company's common stock at a price of $7.50 per share. The fair market value of common stock at the time of issuance of these options was $3.10 per share. During 1996, the Company granted options to employees to purchase 115,416 shares of common stock at a price of $10.80 per share and certain directors options to purchase 50,000 shares of the Company's common stock at a prices ranging from $6.00 to $6.13 per share. During 1997, the Company granted options to employees to purchase 173,000 shares of common stock at a price of $6.75 per share and certain directors options to purchase 15,000 shares of the Company's common stock at a price of $6.38 per share.

         At December 28, 1997, there were 134,010 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1995, 1996 and 1997 was $4.12, $4.20 and $3.49 respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.6%, historical volatility of 66.4% and an expected life of 8 years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.6%, historical volatility of 66.4% and an expected life of 8 years; 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.1%, historical volatility of 63.6% and an expected life of 4 years.

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

         The Company applies APB 25 in accounting for its Plan and, accordingly, recognized compensation expense for certain options, as discussed above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                               1995               1996              1997
                                                               ----               ----              ----
         Net income (loss)             As reported         $(3,489,904)      $   (889,930)        $ 91,745
                                       Pro forma            (3,612,122)        (1,278,541)          (9,773)

         Net income (loss) per share   As reported         $     (1.00)      $      (0.18)        $   0.01
                                       Pro forma                 (1.03)             (0.26)            0.00

         Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period ranging from one to three years and compensation cost for options granted prior to January 1, 1995 is not considered.

         Stock option activity during the periods indicated is as follows:

                                             Number of     Weighted-Average
                                              Shares        Exercise Price
                                              ------        --------------

         Balance at January 1, 1995.......    288,518           $  4.57
              Granted.....................     59,324              7.50
              Exercise....................   (118,518)             0.45
              Forfeited...................      --                   --
              Expired.....................      --                   --

         Balance at December 31, 1995.....    229,324              7.46
              Granted.....................    315,416              7.56
              Exercised...................      --                   --
              Forfeited...................      --                   --
              Expired.....................      --                   --

         Balance at December 29, 1996.....    544,740              7.52

              Granted.....................    188,000              6.72
              Exercised...................      --                   --
              Forfeited...................   (15,068)              6.86
              Expired.....................   (18,349)              7.13

         Balance at December 28, 1997.....    699,323           $  6.66



         At December 29, 1996 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 - $10.80 and
     6.77 years, respectively.

         At December 28, 1997 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 - $7.50 and 3.7 years, respectively.

         At December 31, 1995, December 29, 1996 and December 28, 1997, the number of options exercisable was 78,098, 135,875 and 398,417 respectively, and the weighted-average exercise price of those options was $7.37, $7.43 and 6.66 respectively.

     (11) INCOME TAXES

         As a result of the Company's net operating losses and associated net operating loss carry-forward, the Company had no federal income tax payable for fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997. The Company had income tax expense amounting to $175,705, representing state income tax and alternative minimum tax.

         The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 29,    DECEMBER 28,
                                                                         1996            1997
                                                               --------------------------------------
Deferred tax assets:
    Net operating loss carryforward ..............................   $ 1,811,000    $   666,000
    Preopening expenses, differences principally
        due to differences in amortization .......................       420,000        319,000
    Accrued workers' compensation ................................       136,000        131,000
    Property and equipment .......................................            --      1,004,000
    Other ........................................................       316,000      1,178,000
    Less valuation allowance .....................................    (2,572,000)    (3,258,000)
                                                                     -----------    -----------
                                                                         111,000         40,000
Deferred tax liabilities:
    Property and equipment principally due to
       differences in depreciation ...............................      (111,000)            --
                                                                     -----------    -----------
    Other ........................................................            --        (40,000)
                                                                     -----------    -----------
                                                                     $        --    $        --
                                                                     ===========    ===========


         At December 29, 1996 and December 28, 1997, the Company had no deferred tax assets or liabilities reflected on its financial statements since the net deferred tax assets are completely offset by a valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the level of historical income, scheduled reversal of deferred tax liabilities, and projected further taxable income in making this assessment.

         At December 28, 1997, the Company has a net operating loss carry forward of $1,661,000 consisting of $1,105,000 and $556,000 expiring in varying amounts through 2010 and 2011, respectively.

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to earnings before income taxes), for the year ended December 28, 1997 as follows:

                                                                 DECEMBER 28,
                                                                     1997
                                                               -----------------

              Income taxes at statutory rates................        34.0%
              State and local taxes, net of federal
                  tax benefit................................        18.0%
              Alternative minimum tax........................        26.0%
              Utilization of Net Operating Loss
                  carry forward...............................      (72.0)%
              FICA  tip tax credit...........................        58.0%
              Other non-deductible items.....................       (1.0)%
                                                               -----------------
                                                                     65.0%
                                                               =================

     (12)CONCENTRATIONS OF BUSINESS AND CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

         Approximately 60 percent of the restaurants currently owned and operated by the Company are located in the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy. Furthermore, the Company may be affected by changing conditions within the foodservice industry.

     (13) COMMITMENTS AND CONTINGENCIES

         The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

         At December 28, 1997, the Company had five restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $5,659,000 at December 28, 1997.

     (14) ACQUISITIONS

         At January 1, 1995, the Company was a 50 percent owner in its North Miami restaurant. In January 1995, the Company acquired the remaining 50 percent interest in North Miami for $800,000. The transaction was accounted for using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. Approximately $797,000 was allocated to property and equipment and approximately $65,000 was allocated to inventory and other assets. In connection with the acquisition, the Company also assumed certain liabilities in the amount of $385,000.

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

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C. a limited liability company that owns the Kendall, Florida Roadhouse Grill restaurant ("Kendall Joint Venture" ) from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the initial public offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share (the "Initial Public Offering"). During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. The Company was granted the option of extending the acquisition date from December 31, 1997 to June 30, 1998, at which time the purchase price increases to $1,850,000. In addition, the Kendall Joint Venture paid a dividend of $20,000 per month to the sellers throughout the first quarter of 1997 and will pay a dividend of $11,667 per month to the sellers thereafter. In August of 1997, the joint venture partners advised they were revoking the amendment to the agreement and demanded performance according to the terms of the original contract. The Company notified the joint venture partners that the attempted revocation of the amendment and demand for performance of the original agreement constitutes a repudiation of the agreement to purchase, relieving the Company of its obligation to purchase and demanded return of its $400,000 deposit. Thereafter, the Company commenced an action in the Broward County, Florida Circuit Court for a declaration of its rights and damages based upon the joint venture partners' failure to return the deposit. Although the ultimate disposition of this action cannot be predicted with certainty management does not believe that the outcome of such action, which is pending, should result in a materially adverse effect on the Company's financial position, results of operation or liquidity.

         In December 1996, the Company acquired a 50 percent ownership interest in its Boca Raton restaurant for approximately $480,000. The transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the investment amounted to $203,000 and is treated as goodwill, which was being amortized over the remaining lease term of the Boca Raton restaurant. Such amount has been included in investment in affiliates at December 29, 1996. Subsequent to the acquisition, the Company and the owner of the remaining 50 percent interest each contributed $75,000 to its Boca Raton restaurant.

     In December 1997, operations at the Boca Raton restaurant were discontinued and the Company sold its interest in the Boca restaurant to Boca Raton Roadhouse Grill, L.C. (See Note 5). The Company managed the operations of the Boca Raton restaurant pursuant to its individual operating agreement. Under such operating agreement, the Company received management fees and was allocated its share of the restaurant's profits and losses.

     (15) EMPLOYEE 401(K) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         On June 3, 1997, the Board of Directors of the Company approved a plan to provide mid-level employees with an employee savings plan pursuant to
     Section 401(k) of the Internal Revenue Service Code (the "Code"). As an alternative to providing highly compensated employees with participation in such 401(k) plan, which would have required the Company to extend plan benefits to a broader group of employees, the Company also authorized a Supplemental Executive Retirement Plan (the "SERP") for execution. A formal plan, in each case, was adopted by the Company during the fourth quarter of 1997.

         The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% up to the first six percent contributed by each employee. The cost recognized by the Company during fiscal 1997, for matching contributions, was approximately $5,400.

         The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company during fiscal 1997, for matching contributions, was approximately $16,600.

     (16) SEVERANCE CHARGES

         During the third quarter of 1997, the Company recognized severance charges totaling $430,000.
                                      F-16

     (17) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 1997, the Company recognized an impairment loss of $1,120,238 for the write-down of assets at two Company-owned restaurants.

     (18) RELATED PARTY TRANSACTIONS

         Berjaya directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2.0 % of gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50 % of any franchise and reservation fees and 40 % of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.0 % of gross sales in the case of royalty fees.

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

         As of December 28, 1997 there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. The Company recorded $51,000 in royalty income from those restaurants during fiscal 1997. Subsequent to December 28, 1997, one of the franchisees in Malaysia ceased operations. See "Subsequent Events."

         During the fourth quarter of 1997, the Company engaged National Retail Group Inc. ("NRG"), a real estate consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company, addressing problems from previous management actions. SABi is wholly owned by Ayman Sabi, and NRG is an affiliate of SABi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. The Company paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively.

     (19) INTERNAL REVENUE SERVICE EXAMINATION

         The Internal Revenue Service is currently examining the Company's income tax returns for the years 1995 and 1996. The Company believes that resolution of this exam will not have a material adverse effect on the Company's financial condition or results of operation.

     (20) QUARTERLY FINANCIAL DATA  (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for the years ended December 28, 1997 and December 29, 1996:

                                                        1ST QTR          2ND QTR         3RD QTR         4TH QTR       TOTAL YEAR
                                                        -------          -------         -------         -------       ----------
1997:
  Total revenues                                    $22,970,545      $22,960,818     $23,319,421     $23,544,272      $92,795,056
  Operating income (loss)                             1,453,421        1,164,619        (76,761)       (493,083)        2,048,196
  Net income (loss)                                   1,264,794          949,681       (498,699)     (1,624,031)           91,745
  Basic net income (loss) per share                        0.14             0.10          (0.05)          (0.17)             0.01
  Diluted net income (loss) per share                      0.14             0.10          (0.05)          (0.17)             0.01

1996:
  Total revenues                                 $   13,868,867   $   13,764,180  $   16,147,214  $   18,652,870   $   62,433,131
  Operating income (loss)                               476,656        (331,963)       (210,251)        (12,451)         (78,009)
  Net income (loss)                                     346,025        (514,446)       (401,047)       (320,462)        (889,930)
  Basic net income (loss) per share                         .09           (0.11)          (0.08)          (0.05)           (0.18)
  Diluted net income (loss) per share                       .06           (0.11)          (0.08)          (0.05)           (0.18)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 26, 1996, as amended (the "Registration Statement")).

3.2 Bylaws of the Company (incorporated by reference from the Company's Registration Statement).

10.1   Intentionally omitted

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

10.13  Intentionally omitted

10.14  Intentionally omitted

10.15  Intentionally omitted

10.16  Intentionally omitted

10.17  Intentionally omitted

10.18  Intentionally omitted

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

10.23  Intentionally omitted

10.24  Intentionally omitted

10.25  Intentionally omitted

10.26  Intentionally omitted

10.27  Intentionally omitted

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

10.33  Intentionally omitted

10.34  Intentionally omitted

10.35  Intentionally omitted

10.36  Intentionally omitted

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

10.40  Intentionally omitted

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

10.44 Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated September 12, 1997. Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 28, 1997.

10.45 Mortgage and Security Agreement by and between the Company and Finova Capital Corporation, dated September 5, 1997. Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 28, 1997.

10.46 Promissory Note, dated September 5, 1997, made by the Company in favor of Finova Capital Corporation. Incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 28, 1997.

10.47 Agreement for Purchase and Sale of Membership Interest in Boca Roadhouse, L.C., a limited liability company, dated December 15, 1997.

10.48  Roadhouse Grill, Inc. Deferred Compensation Plan. Effective June 3, 1997.

10.49 Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited.

10.50 Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited.

21.0   Subsidiaries of the Registrant.

23.0   Consent of Experts and Counsel.

27     Financial Data Schedule.