Form 10-Q
period 1998-03-29
ROADHOUSE GRILL INC
filed 1998-05-13
CIK 1019376

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended March 29, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           The number of shares of the registrant's common stock outstanding as of April 13, 1998 was 9,305,408.


================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED MARCH 29, 1998


                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.   FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS:

           Condensed Balance Sheets as of March 29, 1998 (unaudited)
                and December 28, 1997............................................................      3

           Condensed Statements of Operations for the Fiscal Quarters Ended
                March 29, 1998 and March 30, 1997 (unaudited)....................................      4

           Condensed Statement of Changes in Shareholders' Equity
                for the Fiscal Quarter Ended March 29, 1998 (unaudited) .........................      5

           Condensed Statements of Cash Flows for the Fiscal Quarters Ended
                March 29, 1998 and March 30, 1997 (unaudited) ...................................      6

           Notes to Condensed Financial Statements...............................................      7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.........................................................     10



PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.....................................................................     13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................     13

SIGNATURES.......................................................................................     14

EXHIBIT INDEX....................................................................................     15



                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                            CONDENSED BALANCE SHEETS
                      March 29, 1998 and December 28, 1997

                                                                                      March 29,        December 28,
                                                                                        1998               1997
                                                                                    ------------       ------------
                                                                                    (Unaudited)
                                 Assets

Current assets:
  Cash and cash equivalents ..................................................      $  4,729,351       $  3,733,390
  Accounts receivable ........................................................           223,600            162,815
  Inventory ..................................................................           953,493            930,580
  Current portion of note receivable .........................................           181,990             80,371
  Pre-opening costs, net .....................................................           991,598          1,104,080
  Prepaid expenses ...........................................................           586,688            814,910
                                                                                    ------------       ------------
     Total current assets ....................................................         7,666,720          6,826,146

Note receivable ..............................................................           118,689            139,804
Property & equipment, net ....................................................        66,605,386         63,434,855
Intangible assets, net of accumulated amortization of $117,394 and $161,341 at
  March 29, 1998 and December 28, 1997, respectively..........................           613,048            839,101
Other assets .................................................................         3,872,935          3,558,444
Investment in and advances to affiliates .....................................           602,717            633,194
                                                                                    ------------       ------------

      Total assets ...........................................................      $ 79,479,495       $ 75,431,544
                                                                                    ============       ============

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ...........................................................      $  5,024,727       $  3,760,665
  Accrued expenses ...........................................................         4,673,060          4,352,536
  Due to related parties .....................................................         1,500,000          3,000,000
  Current portion of long term debt ..........................................           720,108            463,862
  Current portion of capitalized lease obligations ...........................           770,576          1,134,723
                                                                                    ------------       ------------
      Total current liabilities ..............................................        12,688,471         12,711,786

Long term debt ...............................................................        16,929,073         14,651,376
Capitalized lease obligations ................................................         6,865,019          6,773,662
                                                                                    ------------       ------------

     Total liabilities .......................................................        36,482,563         34,136,824

Shareholders' equity:

Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,305,408 shares ....................................           279,162            279,162
Additional paid-in-capital ...................................................        48,535,944         48,535,944
Accumulated deficit ..........................................................        (5,818,174)        (7,520,386)
                                                                                    ------------       ------------

      Total shareholders' equity .............................................        42,996,932         41,294,720
Commitments and contingencies (Note 2) .......................................                --                 --
                                                                                    ------------       ------------
      Total liabilities and shareholders' equity .............................      $ 79,479,495       $ 75,431,544
                                                                                    ============       ============




            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                For the fiscal quarters ended March 29, 1998 and
                                 March 30, 1997
                                   (Unaudited)

                                                                  FISCAL QUARTER ENDED
                                                             -------------------------------
                                                              March 29,           March 30,
                                                                 1998               1997
                                                             ------------       ------------
Total revenue .........................................      $ 28,716,383       $ 22,970,545

Cost of restaurant sales:

   Food and beverage ..................................         9,203,787          7,676,407
   Labor and benefits .................................         7,933,943          6,790,275
   Occupancy and other ................................         5,677,445          4,084,926
   Preopening amortization ............................           394,167            554,116
                                                             ------------       ------------

   Total cost of restaurant sales .....................        23,209,342         19,105,724

Depreciation and amortization .........................         1,605,955          1,076,504

General and administrative ............................         1,734,505          1,334,896
                                                             ------------       ------------

   Total operating expenses ...........................        26,549,802         21,517,124
                                                             ------------       ------------


   Operating income ...................................         2,166,581          1,453,421

Other income (expense):

   Interest expense, net ..............................          (518,785)          (259,150)
   Equity in net income of affiliates .................            19,263             20,786
   Other, net .........................................            99,809             79,737
                                                             ------------       ------------


        Total other income (expense) ..................          (399,713)          (158,627)
                                                             ------------       ------------


        Pretax income .................................         1,766,868          1,294,794

Income tax ............................................            64,656             30,000
                                                             ------------       ------------
        Net income ....................................      $  1,702,212       $  1,264,794
                                                             ============       ============

Basic and diluted net income per
common share ..........................................      $       0.18       $       0.14
                                                             ============       ============

Weighted average common shares
    outstanding .......................................         9,305,408          9,305,408
                                                             ============       ============

Weighted average common shares and
    share equivalents outstanding-assuming dilution ...         9,319,230          9,321,727
                                                             ============       ============



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.

             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the fiscal quarter ended March 29, 1998
                                   (Unaudited)

                                                                      ADDITIONAL
                                            COMMON STOCK                PAID-IN        ACCUMULATED
                                       SHARES          AMOUNT           CAPITAL          DEFICIT            TOTAL
                                    -----------      -----------      -----------      -----------       -----------
Balance December 28, 1997 ....        9,305,408      $   279,162      $48,535,944      $(7,520,386)      $41,294,720

Net income ...................               --               --               --        1,702,212         1,702,212
                                    -----------      -----------      -----------      -----------       -----------


Balance March 29, 1998 .......        9,305,408      $   279,162      $48,535,944      $(5,818,174)      $42,996,932
                                    ===========      ===========      ===========      ===========       ===========



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                For the fiscal quarters ended March 29, 1998 and
                                 March 30, 1997
                                   (Unaudited)

                                                                      March 29,         March 30,
                                                                         1998              1997
                                                                     -----------       -----------
Cash flows from operating activities
   Net income .................................................      $ 1,702,212       $ 1,264,794
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization ............................        1,605,955         1,076,504
     Noncash compensation expense .............................               --             9,900
     Equity in net income of affiliate ........................          (19,263)          (20,786)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable ...............          (60,785)           38,751
     Decrease (increase) in inventory .........................          (22,913)           29,488
     Decrease (increase) in pre-opening costs .................          112,482           254,575
     Decrease (increase) in prepaid expense ...................          228,222            69,357
     Decrease (increase) in other assets ......................         (324,936)         (925,466)
     (Decrease) increase in accounts payable ..................        1,264,062        (1,359,353)
     (Decrease) increase in accrued expenses ..................          320,524          (647,629)
                                                                     -----------       -----------

       Net cash provided by (used in) operating activities ....        4,805,560          (209,865)

Cash flows from investing activities
   Dividends received from affiliate ..........................           46,668                --
   Advances to affiliates, net ................................            3,072            34,263
   Payments for intangibles ...................................               --           (10,083)
   Issuance of note receivable ................................         (100,000)               --
   Proceeds from payment on notes receivable ..................           19,496            18,590
   Purchase of property and equipment .........................       (4,769,264)       (4,573,432)
   Deposit on Kendall restaurant acquisition ..................               --          (400,000)
                                                                     -----------       -----------
       Net cash used in investing activities ..................       (4,800,028)       (4,930,662)

Cash flows from financing activities
   Increase in cash overdraft .................................               --         1,404,095
   Repayments of amounts due to related parties ...............       (1,500,000)               --
   Proceeds from long-term debt ...............................        2,880,000                --
   Repayments of long-term debt ...............................         (116,781)         (729,454)
   Payments on capital lease obligations ......................         (272,790)          (63,895)
                                                                     -----------       -----------

       Net cash provided by financing activities ..............          990,429           610,746

Increase (decrease) in cash and cash equivalents ..............          995,961        (4,529,781)
Cash and cash equivalents at beginning of period ..............        3,733,390         6,257,157
                                                                     -----------       -----------
Cash and cash equivalents at end of period ....................      $ 4,729,351       $ 1,727,376
                                                                     ===========       ===========
Supplementary disclosures:

   Interest paid ..............................................      $   612,042       $   368,095
                                                                     ===========       ===========

   Income taxes paid ..........................................      $    15,625       $        --
                                                                     ===========       ===========



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial statements of Roadhouse Grill, Inc. (the "Company") for the fiscal quarters ended March 29, 1998 and March 30, 1997 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

     On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Group (Cayman) Limited ("Berjaya"). The new fiscal year will end on the last Sunday in April. The Company will file a form 10K for the transition period which is from December 29, 1997 through April 26, 1998 (the "transition period") and the Company will file a form 10Q for the first quarter of the new fiscal year. The first quarter of the new fiscal year is from April 27, 1998 through July 26, 1998 (the "first quarter of fiscal 1999").

     The results of operations for the fiscal quarter ended March 29, 1998 are not necessarily indicative of the results for the transition period.

     Certain prior year balances have been reclassified to conform to the current presentation.

2.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

     At March 29, 1998, the Company had four restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $2.1 million as of March 29, 1998.

3.   ACQUISITIONS

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C., a limited liability company that owns the Kendall, Florida Roadhouse Grill restaurant ("Kendall Joint Venture") from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the initial public offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share (the "Initial Public Offering"). During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. The Company was granted the option of extending the acquisition date from December 31, 1997 to June 30, 1998, at which time the purchase price increases to $1,850,000. In addition, the Kendall Joint Venture paid a dividend of $20,000 per month to the sellers throughout the first quarter of 1997 and will pay a dividend of $11,667 per month to the sellers thereafter. In August of 1997, the joint venture partners advised they were revoking the amendment to the agreement and demanded performance according to the terms of the original contract. The Company notified the joint venture partners that the attempted revocation of the amendment and demand for performance of the original agreement constitutes a repudiation of the agreement to purchase, relieving the Company of its obligation to purchase and demanded return of its $400,000 deposit. Thereafter, the Company commenced an action in Broward County, Florida Circuit Court for a declaration of its rights and damages based upon the joint venture partners' failure to return the deposit. Although the ultimate disposition of this action cannot be predicted with certainty, management does not believe that the outcome of such action, which is pending, should result in a materially adverse effect on the Company's financial position, results of operation or liquidity.

4.    ADOPTION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during the fiscal quarter ended March 29, 1998 and determined that there is no material impact to the Company's financial statements and notes thereto.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This Statement supersedes Statement of Financial Accounting Standards No. 14 and parts of various other statements and provides accounting guidance for reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. The Statement uses a "management approach" to identify operating segments. Reportable segments are operating segments that meet specified quantitative thresholds. The Statement also uses a "management approach" for determining some of the information required to be disclosed. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during the fiscal quarter ended March 29, 1998 and determined that there is no material impact to the Company's financial statements and notes thereto.

     On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOPs and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize preopening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as preopening costs as of March 29, 1998 were $991,598.

5.    CONVERSION OF LONG-TERM DEBT INTO SHARES OF COMMON STOCK

     On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya, the majority shareholder of the Company, to convert $1,500,000 of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The completion of the transaction is pending the resolution of certain business issues including the registration rights, if any, to be granted to Berjaya in connection with such shares. The transaction is expected to be consummated during the first quarter of fiscal 1999.

6.    LOAN FACILITY

     On March 27, 1998, the Company entered into a $2,880,000 million loan facility with Finova Capital Corporation. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The Company's management expects that the proceeds, net of fees and other costs, will be used primarily for expansion of the Company.

7.    NET INCOME (LOSS) PER COMMON SHARE ("EPS")

     The calculation of Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is a reconciliation of the numerators (net income) and the denominators (common shares outstanding) of the basic and diluted per share computations for net income:


                                                  FISCAL QUARTER ENDED MARCH 29, 1998
                                                  -----------------------------------

                                                Net Income        Shares         Amount
       BASIC EPS
       Net income available
       to common shareholders                   $1,702,212       9,305,408      $   0.18

       EFFECT OF DILUTIVE SECURITIES
       Stock options                                    --          13,822            --

       DILUTED EPS                              $1,702,212       9,319,230      $   0.18
                                                ==========      ==========      ========



     Options to purchase 694,815 shares of common stock at a weighted-average exercise price of $6.66 per share were outstanding during the fiscal quarter ended March 29, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of March 29, 1998.

                                                 FISCAL QUARTER ENDED MARCH 30, 1997
                                                 -----------------------------------

                                               Net Income         Shares          Amount
       BASIC EPS
       Net income available
       to common shareholders                   $1,264,794       9,305,408      $   0.14

       EFFECT OF DILUTIVE SECURITIES
       Stock options                                    --          16,319            --

       DILUTED EPS                              $1,264,794       9,321,727      $   0.14
                                                ==========      ==========      ========


     Options to purchase 328,147 shares of common stock at a weighted-average exercise price of $6.93 per share were outstanding during the fiscal quarter ended March 30, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of March 30, 1997.

8.    STOCK OPTIONS

     In February 1998, options were issued to the President and Chief Executive Officer, the in-house legal counsel and a consultant of the company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. These options vest according to the following schedule; 100,000 vest immediately, 100,000 vest upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vest upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $9.50 per share. The options are exercisable for a period of ten years after grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto, included elsewhere in this Form 10-Q.

Roadhouse Grill, Inc. owns and operates 43 and franchises three full-service, casual dining restaurants under the name "Roadhouse Grill." The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 42 more Company-owned restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York, and Ohio. The Company also owns a 50% interest in the Kendall Joint Venture which owns the Kendall, Florida restaurant. The three franchised restaurants are located in Las Vegas, Nevada; Ampang, Malaysia and Bangsar Baru, Malaysia. These restaurants opened in July 1997, April 1996 and November 1995, respectively. The Company also had a franchise in Jalan Sultan Ismail, Malaysia, which ceased its operations on March 15, 1998.

     During 1997, the Company had four restaurants licensed by Buffets, Inc. During the first fiscal quarter of 1998, the Company dissolved its licensee arrangement with Buffets, Inc. Buffets, Inc. will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to March 29, 1998 was approximately $1.3 million. The average real estate acquisition cost for the 13 restaurant sites owned by the Company was approximately $911,000. The Company has obtained seller financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average monthly occupancy cost for the first fiscal quarter of 1998 for the restaurant sites leased by the Company was approximately $100,000 per site. The Company expects that the average cash investment required to open its current design restaurant, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

     In February 1998, the Company's Board of Directors elected Vincent Tan as Chairman of the Board of Directors of the Company. Mr. Tan replaces Tan Kim Poh who died in January 1998. Vincent Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian Company which owns Berjaya, the majority shareholder of the Company. Berjaya Group Berhad is a $2.0 billion conglomerate with over 22,000 employees worldwide and is headquartered in Malaysia.

     In February 1998, the Company's Board of Directors elected Ayman Sabi as President and Chief Executive Officer of the Company. Mr. Sabi served as Chairman of the Company's Executive Committee from November 1997 to February 1998. He is also a Director and shareholder of Roadhouse Grill and has significant experience in the restaurant and retail industries.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.

                                                   FISCAL QUARTERS ENDED
                                                   ---------------------
                                                   MARCH 29,    MARCH 30,
                                                    1998          1997
                                                   ---------    -------
Total revenues ..............................        100.0%       100.0%
Cost of restaurant sales:
   Food and beverage ........................         32.1         33.4
   Labor and benefits .......................         27.6         29.6
   Occupancy and other ......................         19.8         17.8
   Preopening amortization ..................          1.4          2.4
                                                   -------      -------
   Total cost of restaurant sales ...........         80.9         83.2

Depreciation and amortization ...............          5.6          4.7
General and administrative ..................          6.0          5.8
                                                   -------      -------
   Total operating expenses .................         92.5         93.7
                                                   -------      -------

   Operating income .........................          7.5          6.3
Other income (expense):
   Interest expense, net ....................         (1.8)        (1.1)
   Equity in net income of affiliates .......          0.1          0.1
   Other, net ...............................          0.3          0.3
                                                   -------      -------

     Total other income (expense) ...........         (1.4)        (0.7)
                                                   -------      -------

     Pretax income ..........................          6.1          5.6

Income tax ..................................          0.2          0.1
                                                   -------      -------

     Net income .............................          5.9%         5.5%
                                                   =======      =======

     This Form 10-Q contains forward-looking statements, including statements regarding, among other things (i) the Company's growth strategies, (ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-Q, the words "believes," "anticipates," "expects" and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, reductions in the availability of financing, increases in interest rates and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

FISCAL QUARTER ENDED MARCH 29, 1998 COMPARED TO
FISCAL QUARTER ENDED MARCH 30, 1997

     RESTAURANTS OPEN. At March 29, 1998 there were 43 Company-owned restaurants open, excluding the Kendall Joint Venture ("Company-owned restaurants"). At March 30, 1997, there were 33 Company-owned restaurants, excluding the Kendall Joint Venture and the Boca Raton, Florida restaurant, which was owned by a limited liability company in which the Company held a 50% ownership interest. (In December 1997, the Company sold its ownership interest in the limited liability company which owned the Boca Raton, Florida restaurant.) This represents a 30.3% increase in the number of Company-owned restaurants.

     TOTAL REVENUES. Total revenues increased $5.7 million, or 25.0%, from $23.0 million for the first quarter of 1997 to $28.7 million for the first quarter of 1998. This increase reflects 10 Company-owned restaurant openings. For the 24 Company-owned restaurants opened for 18 months or longer, comparable store sales were up 1.5%.

     FOOD AND BEVERAGE. Food and beverage costs increased $1.5 million, or 19.9%, from $7.7 million for the first quarter of 1997 to $9.2 million for the first quarter of 1998. Food and beverage costs as a percentage of sales decreased by 1.3% points from 33.4% for the first quarter of 1997 to 32.1% for the same period in 1998. This decrease was primarily due to improved operating procedures including portion control methods and increased management review and supervision.

     LABOR AND BENEFITS. Labor and benefits costs increased $1.1 million, or 16.8%, from $6.8 million for the first quarter of 1997 to $7.9 million for the first quarter of 1998. Labor costs as a percentage of sales decreased by 2.0% points from 29.6% for the quarter ended March 30, 1997 to 27.6% for the quarter ended March 29, 1998. This decrease was the result of the restructuring of the restaurant level management team implemented in the fourth quarter of fiscal 1997, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $1.6 million, or 39.0%, from $4.1 million for the first quarter of 1997 to $5.7 million for the first quarter of 1998. Occupancy and other costs, as a percentage of sales increased by 2.0% points from 17.8% for the quarter ended March 30, 1997 to 19.8% for the quarter ended March 29, 1998. The increase is due to the implementation of a new marketing plan including television, radio and print media.

     PREOPENING AMORTIZATION. Preopening amortization expense decreased $160,000, or 28.9%, from $554,000 for the first quarter of 1997 to $394,000 for the first quarter of 1998. Preopening amortization, as a percentage of sales decreased by 1.0% points from 2.4% for the quarter ended March 30, 1997 to 1.4% for the quarter ended March 29, 1998. The decrease is due to a larger base of restaurants open for more than one year, which no longer have preopening amortization expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $500,000 or 49.2%, from $1.1 million for the first quarter of 1997 to $1.6 million for the first quarter of 1998. As a percentage of sales, depreciation and amortization increased by 0.9% points. This is primarily due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original useful lives of the furniture, fixtures and equipment; therefore, depreciation expense is higher for the quarter ended March 29, 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $400,000, or 29.9%, from $1.3 million for the first quarter of 1997 to $1.7 million for the first quarter of 1998. General and administrative costs increased as a percentage of sales from 5.8% for the first quarter of 1997 to 6.0% for the first quarter of 1998. This 0.2% point increase is primarily the result of increased litigation reserves.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $241,000 from expense of $159,000 for the first quarter of 1997 to expense of $400,000 for the first quarter of 1998. As a percentage of sales, other income (expense) increased by 0.7% points from (0.7)% for the quarter ended March 30, 1997 to (1.4)% for the quarter ended March 29, 1998. The variance is due to an increase in interest expense as a result of new loan facilities obtained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock and Preferred Stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     On January 8, 1998, the Company received financing commitments totaling $15 million from Finova Capital Corporation with four tranches at various interest rates and maturity dates. Tranche one is for a total of $3.5 million, $2.9 million of which was funded on March 27, 1998. Tranche one is for a term of 10 years, with an interest rate of 8.96%, collateralized by personal property and fixtures at four Company-owned restaurants. These funds will be used for expansion of the Company. The remaining tranches will be utilized if necessary throughout 1998. There can be no assurance that these additional financings will be completed.

     In September 1997, the Company entered into a $15 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate at twelve Company-owned restaurants with a 9.55% interest rate. The loan facility contains customary financial covenants including minimum cash flow coverage ratio, leverage ratio and minimum shareholders' equity requirements. The proceeds were used, in part, to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 28, 1997. The remaining balance of $7.3 million, net of fees and other costs, was used primarily for expansion of the Company.

     In June 1997 and July 1997, the Company entered into sale leaseback agreements with unaffiliated third parties for interior furniture, fixtures and equipment located in 11 Company-owned restaurants. The Company received proceeds of approximately $1.8 million and $2.3 million, respectively, net of fees and other costs. These proceeds were used for expansion of the Company.

     The Company's capital expenditures aggregated approximately $4.8 million for the quarter ended March 29, 1998 and $4.6 million for the quarter ended March 30, 1997, substantially all of which were used to open Roadhouse Grill restaurants. At December 28, 1997, the Company owed Berjaya, its majority shareholder $3,000,000 under a promissory note dated September 27, 1996 bearing interest at 8.5%. In January 1998, the Company paid $1,500,000 of the outstanding balance on this promissory note. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya to convert the remaining debt outstanding of $1,500,000 to common equity at a price of $3.75 per share based on the closing market price as of February 6, 1998.
The completion of the transaction is pending the resolution of certain business issues including the registration rights, if any, to be granted to Berjaya in connection with such shares. The transaction is expected to be consummated during the first quarter of fiscal 1999.

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

     The Company also received commitments to finance through sale-leaseback type transactions the construction of approximately 30 to 40 additional restaurants, depending on the availability of appropriate restaurant sites that meet or exceed the Company's criteria. However, there can be no assurance that this financing will be completed.

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($5.0 million as of March 29, 1998). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in its first and fourth fiscal quarters (prior to the change in the Company's fiscal year end mentioned in Note 1 to the condensed financial statements). In addition, quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on May 13, 1998, by the undersigned, thereunto duly authorized.

                                                 ROADHOUSE GRILL, INC.
                                                       (Registrant)




     /s/ Ayman Sabi           President, Chief Executive Officer    May 13, 1998
--------------------------    and Director
     Ayman Sabi               (Principal Executive Officer)



     /s/ Dennis C. Jones      Chief Financial Officer,              May 13, 1998
--------------------------    (Principal Financial Officer
     Dennis C. Jones          and Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.51 Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated March 27, 1998.

10.52 Promissory Note, dated March 27, 1998, made by the Company in favor of Finova Capital Corporation.

21.0   Subsidiaries of the Registrant.

27     Financial Data Schedule.