Form 10-K
period 1998-04-26
ROADHOUSE GRILL INC
filed 1998-07-27
CIK 1019376

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Transition Period from December 29, 1997 to April 26, 1998


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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 10, 1998 was $12,355,369 based upon the closing sale price of $4.88 as reported on the Nasdaq National Market on June 10, 1998.

         The number of shares of the registrant's common stock outstanding as of June 10, 1998 was 9,308,741.


================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-K
                          17 WEEKS ENDED APRIL 26, 1998

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I

Item 1.    Business..............................................................................      1

Item 2.    Properties............................................................................      6

Item 3.    Legal Proceedings.....................................................................      8

Item 4.    Submission of Matters to a Vote of Security Holders...................................      8



PART II

Item 5.    Market for Registrant's Common Equity and
                  Related Shareholder Matters....................................................      8

Item 6.    Selected Financial Data...............................................................     10

Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................     12

Item 8.    Financial Statements and Supplementary Data...........................................     19

Item 9.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................     19



PART III

Item 10.   Directors and Executive Officers of the Registrant....................................     20

Item 11.   Executive Compensation................................................................     21

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................     26

Item 13.   Certain Relationships and Related Transactions........................................     27



PART IV

Item 14.   Financial Statements and Exhibits.....................................................     29

Signatures ......................................................................................     30



                                     PART I

ITEM 1.           BUSINESS

     This Form 10-K contains forward-looking statements, including statements regarding, among other things (i) the Company's growth strategies, (ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-K, the words "believes," "anticipates," "expects" and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, reductions in the availability of financing, increases in interest rates and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-K will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

     This Form 10-K is for the transition period which consists of a 17 week period from December 28, 1997 to April 26, 1998 (the "transition period").

OVERVIEW

     As of April 26, 1998 Roadhouse Grill, Inc. (the "Company") owns and operates 44 and franchises three full-service, casual dining restaurants under the name "Roadhouse Grill." A Roadhouse Grill offers a diverse, moderately priced lunch and dinner menu highlighting exhibition cooking of steaks and other grilled entrees. Roadhouse Grill features fresh baked yeast rolls, appetizers and home-made ice cream as signature items. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and particularly families.(1) Restaurants have an open layout, with rustic decor and prominently positioned buckets of free peanuts. Since incorporation in October the Company has opened 44 restaurants in ten states.(2)

     The founder and Chief Executive Officer of the Company resigned in July 1997. In November 1997, the Board of Directors (the "Board") appointed Ayman Sabi, a member of the Board, to head a management committee to review Company operations and improve Company performance. Mr. Sabi was subsequently elected President and Chief Executive Officer on February 6, 1998.

     The new management team formulated a three-point plan to improve the Company's operating performance. Implementation of the performance improvement plan commenced in the fourth calendar quarter of 1997, and continues through the transitional period. Plan points are as follows:

1. IMPROVE UNIT ECONOMICS AND OPERATING MARGINS by better managing food, labor and other operating costs. PROGRESS AND RECENT DEVELOPMENTS INCLUDE:

o Cost of labor has been reduced by over two percentage points from 29.6%, for the 17 weeks ended April 27, 1997 to 27.4% for the 17 weeks ended April 26, 1998, by reducing labor overhead at the restaurant level, restructuring the compensation program for reception staff, and reorganizing the Company's meat-cutting functions;

o Cost of goods has declined one full percentage point from 33.2% for the 17 weeks ended April 27, 1997 to 32.2% for the 17 weeks ended April 26, 1998, as a result of improved purchasing, competitive bidding and improved portion control.

2. INCREASE SAME STORE SALES PERFORMANCE through increased advertising and greater brand awareness. PROGRESS AND RECENT DEVELOPMENTS INCLUDE:

o Same store sales increased 0.2 percentage points for the 17 weeks ended April 26, 1998 compared to the 17 weeks ended April 27, 1998. This increase, compared to a 3.2% decline for the twelve months ended December 28, 1997, reversed a trend of declining same store sales which had adversely affected Company performance since the first quarter of 1995;

o The Company retained WestWayne, Inc., an advertising agency with demonstrated success in supporting restaurant chain growth, to develop and manage an integrated TV, radio and print advertising campaign. The Company's "Rambunctious Roadhouse" campaign will run in the Company's major markets through the fourth calendar quarter of 1998.

----------
1 In 1997, for the second consecutive year, Roadhouse Grill was voted "Favorite Family Dining Restaurant" in a survey conducted by SUNSHINE MAGAZINE, the South Florida based Sun-Sentinel Sunday magazine.
2 The Company also has a 50% interest in a limited liability company which owns the Kendall, Florida restaurant ("Kendall"). Two franchised locations are located in Kuala Lumpur, capital city of Malaysia, and one domestic franchise is located in Las Vegas, Nevada.

3. ENHANCE REAL ESTATE AND NEW RESTAURANT DEVELOPMENT through improved site selection and better construction management. PROGRESS AND RECENT DEVELOPMENTS INCLUDE:

o Rejection of nine restaurant sites identified by previous management but determined by the new management team to be unacceptable;

o Implementation of accelerated new site identification program, based on concentration within media and management-efficient market areas;

o Termination of previous sole-source construction and equipment contracts and implementation of competitive bidding for construction, fixtures and equipment;

o Development of improved restaurant layout plan with increased seating and reduced overall area and costs.

During the transition period, the Company placed a priority on finding the right sites rather than a less studied process with the objective of insuring that new site developments are selected and developed as a result of its more analytic site identification process. The Company rejected several sites and removed them from the development schedule. Replacement of such sites in the development pipeline has been largely completed but validation and improvement of pending sites results in the deferral of new restaurant openings during a transition period anticipated by management to extend into the third calendar quarter.

Management believes that the benefits of its revised operating plan are beginning to be realized, and will contribute increasingly to Company performance over the coming quarters.

ADVERTISING AND MARKETING

     The Company attempts to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand-awareness and increase efficiencies in its marketing efforts. In the latter part of 1997, the Company conducted an advertising agency review and selected WestWayne Inc. because of that company's former success, especially with restaurant chains. Focus groups were conducted by WestWayne and the Company in the latter half of fiscal 1997 resulting in a new strategy to create and build brand identity via radio and television media. This new strategy was implemented during the transition period. The advertising is focused on "irreverent" or "rambunctious" behavior at Roadhouse Grill restaurants. The Company's new motto is: "There is a time and a place to get rambunctious...Roadhouse Grill. Where you can always eat, drink and be yourself." The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events.

FRANCHISING

     The Company has granted franchise rights to the Roadhouse Grill concept in Asia and the Pacific Rim and in certain limited geographic areas in the United States. Pursuant to its expansion strategy, the Company expects to concentrate its future franchising activity in Asia and the Pacific Rim through its international franchisees, Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). Berjaya Group (Cayman) Limited ("Berjaya") directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

     INTERNATIONAL FRANCHISING. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong, which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty on gross sales in connection with the operation of each of its restaurants. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 50% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.5% of gross sales in the case of royalty fees. Effective December 1, 1997, the agreement was amended to allow the Company to receive 40% of any royalty fee payable by the third party franchisee, subject to a limitation of 2% of gross sales. Amounts for franchise and reservation fees were left unchanged.

     In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia which covers countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least thirty Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong. See Item 13 "Certain Relationships and Related Transactions."

     DOMESTIC FRANCHISING. The Company has entered into franchise arrangements for the development and operation of Roadhouse Grill restaurants in Clark County, Nevada. The first Clark County franchise opened in July 1997 in Las Vegas, Nevada, and the second one is under construction and is expected to open during the summer of calendar 1998.

COMPETITION

     The restaurant industry is highly competitive. The Company competes with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to that of the Company. Many of the Company's competitors are well established and have substantially greater market presence and financial and other resources than the Company. The entrance of new competitors into the Company's market areas or the expansion of operations by existing competitors could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company competes with other restaurant companies and retailers for sites, labor and, in many cases, customers. The Company believes that the key competitive factors in the restaurant industry are quality of food and service, price, location and concept. To the extent that one or more of its competitors becomes more successful with respect to any of the key competitive factors, the Company's business could be adversely affected.

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

EMPLOYEES

     At April 26, 1998, the Company employed 270 salaried employees, of whom 34 served in corporate and administrative capacities and 236 served as restaurant management personnel. In addition, the Company employed 4,707 persons on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are good.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

     Roadhouse Grill believes its trademarks, service marks and trade dress are important to its marketing efforts. Roadhouse Grill has registered the "Roadhouse Grill" service mark, the "Cowboy Jim and rocking chair" design and the slogan "Good Food and a Smile . . . That's Roadhouse Style" with the U.S. Patent and Trademark Office. The Company currently has registered the "Roadhouse Grill" service mark in France and Malaysia and has been approved for registration in Canada. Roadhouse Grill has certain foreign trademarks in various stages of the registration process in several countries; however, the Company has temporarily ceased the registration process and will resume such process on a case-by-case basis in the near future in certain of those countries.

  RECENT DEVELOPMENTS

     On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Group (Cayman) Limited. The new fiscal year will end on the last Sunday in April and consist of four 13 week quarters structured as follows:

       1st Quarter -  May, June, July
       2nd Quarter -  August, September, October
       3rd Quarter -  November, December, January
       4th Quarter -  February, March, April

The following is a pro forma summary (unaudited) of the quarterly results of operations for the 12 months ended April 1997 and the 12 months ended April 1998 with the quarters structured according to the new fiscal year:

                                                     1ST QTR          2ND QTR         3RD QTR          4TH QTR       TOTAL YEAR
                                                   ------------    ------------    ------------     ------------    ------------
12 MONTHS ENDED APRIL 1997:
    Total revenues                                 $ 14,461,029    $ 16,667,139    $ 20,017,892     $ 23,501,609    $ 74,647,669
    Operating income (loss)                            (389,522)       (226,897)        369,188        1,599,131       1,351,900
    Pretax income (loss)                               (569,296)       (484,571)        105,271        1,451,383         502,787
    Net income (loss)                                  (569,296)       (484,571)         95,271        1,412,047         453,541
    Basic net income (loss) per common share              (0.12)          (0.10)           0.01             0.15            0.07
    Diluted net income (loss) per common share            (0.12)          (0.10)           0.01             0.15            0.07

12 MONTHS ENDED APRIL 1998:
    Total revenues                                 $ 23,083,009    $ 22,866,463    $ 25,042,652     $ 29,202,089    $100,194,213
    Income prior to unusual or infrequent items         106,957         549,636       1,194,285        1,954,387       3,805,265
    (Loss) from impairment of assets(1)                      --              --      (1,120,238)              --      (1,120,238)
    Operating income(2)                                 106,957         549,636          74,047        1,954,387       2,685,027
    Pretax income (loss)(3)                            (105,607)        119,344        (999,226)       1,554,879         569,390
    Net income (loss)                                  (148,307)         69,844      (1,073,309)       1,504,601         352,829
    Basic net income (loss) per common share              (0.02)           0.01           (0.12)            0.16            0.04
    Diluted net income (loss) per common share            (0.02)           0.01           (0.12)            0.16            0.04



     Subsequent to the transition period, the Company received financing commitments of $36.5 million, which will be used for developing new restaurants. These commitments of $16.5 million and $20 million were obtained from Franchise Finance Corporation of America and CNL Group, Inc., respectively. These commitments added substantial flexibility to the current development plan allowing the Company to focus on development of sites identified and on finding new sites for additional restaurants. There is no guarantee that these additional financings will be completed. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C. a limited liability company that owned Kendall from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the initial public offering (the "IPO") completed by the Company in November 1996 in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. Subsequent to December 1997, the Company negotiated the price down to $1,600,000 and anticipates completing the purchase in August 1998.


----------

1 During the third quarter of pro forma 1998, the Company recognized an impairment loss of $1,120,238, or $0.12 per share, relating to the write-down of two under-performing Company-Owned restaurants.
2 During the first quarter of pro forma 1998, the Company recognized non-recurring severance charges of $430,000, or $0.05 per share. These charges were incurred for the departure of key executives of the Company.
3 During the third quarter of pro forma 1998, the Company incurred a loss on divestiture of an under-performing joint venture of $611,000, or $0.07 per share.

ITEM 2. PROPERTIES

     As of April 26, 1998, all but 13 of the Company's restaurants were located in leased space. Initial lease expirations range from five to twenty years, with the majority of these leases providing renewal options extending the lease term to twenty years. All of the Company's leases provide for a minimum annual rent, and five of the leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases which require the Company to pay the costs of insurance, taxes and a portion of the lessors' operating costs.

     The Company leases approximately 8,000 square feet for its corporate offices in Fort Lauderdale, Florida under a three-year lease expiring September 30, 1998. The Company is currently seeking new office space and expects to sign a new lease prior to September 1998.

     The following table provides information with respect to each of the Company's owned, leased, franchised and joint venture restaurants as of April 26, 1998:

                                                                      APPROXIMATE SQUARE
                                                                        FOOTAGE/SEATING             OWNED, LEASED
LOCATION                                    OPENING DATE                   CAPACITY(1)              OR FRANCHISED
--------                                    ------------               -----------------            -------------

COMPANY-OWNED:
--------------

Pembroke Pines (Fort Lauderdale), FL        March 1, 1993                   5,800/210                Leased
North Miami, FL(2)                          November 1, 1993                7,800/220                Leased
Coral Springs (Fort Lauderdale), FL         December 6, 1993               10,000/230                Leased
West Palm Beach, FL                         February 21, 1994               6,000/220                Leased
Winter Park (Orlando), FL                   September 10, 1994             12,000/240                Leased
Deerfield Beach (Fort Lauderdale), FL       January 16, 1995                7,500/230                Leased
Bradenton, FL                               February 20, 1995              10,000/280                Owned
Davie (Fort Lauderdale), FL(2)              March 15, 1995                  5,800/210                Leased
Tampa, FL                                   April 10, 1995                  8,600/220                Leased
St. Petersburg, FL                          May 16, 1995                    6,200/190                Leased
Delray Beach, FL                            June 27, 1995                   7,500/230                Leased
Kissimmee, FL                               July 18, 1995                   7,500/230                Owned
Lakeland, FL                                July 18, 1995                   6,300/190                Leased
Jacksonville, FL                            August 15, 1995                 8,300/210                Owned
Orlando South, FL                           October 10, 1995                7,500/230                Leased
Tallahassee, FL                             October 30, 1995                7,500/230                Owned
Ocala, FL                                   October 31, 1995                7,500/230                Owned
Fort Lauderdale, FL(2)(3)                   December 14, 1995              12,000/200                Leased
North Palm Beach, FL                        February 15, 1996               8,500/230                Owned
Sandy Springs (Atlanta), GA                 March 14, 1996                  6,800/210                Leased
Longwood (Orlando), FL                      May 13, 1996                    7,500/230                Owned
Orange Park (Jacksonville), FL              May 30, 1996                    6,800/210                Owned
Fort Myers, FL                              July 2, 1996                    6,800/210                Owned
Columbia, SC                                July 2, 1996                    8,400/220                Owned
Cheektowaga (Buffalo), NY                   August 27, 1996                 5,000/190                Leased
Kennesaw (Atlanta), GA                      September 4, 1996               6,800/210                Leased



----------------------------

1    Excludes bar seating.
2 The North Miami restaurant originally was owned by a limited liability company in which the Company held a 50% ownership interest. The Davie and Fort Lauderdale restaurants were both opened in March 1993, as franchised restaurants. The Company acquired 100% ownership of the North Miami, Davie and Fort Lauderdale restaurants in March 1995.
3 The Fort Lauderdale restaurant was closed for remodeling from September to December 1995. The date indicated in the above chart is the restaurant's re-opening date.

                                                                       APPROXIMATE SQUARE
                                                                        FOOTAGE/SEATING            OWNED, LEASED
LOCATION                                    OPENING DATE                    CAPACITY(1)            OR FRANCHISED
--------                                    ------------               -------------------         -------------

COMPANY-OWNED:
--------------

Amherst (Buffalo), NY                       September 24, 1996              5,000/190                Leased
Lake Worth (West Palm Beach), FL            October 22, 1996                6,000/200                Leased
Greenville, SC                              October 22, 1996                6,800/210                Owned
Duluth (Atlanta), GA                        November 25, 1996               6,800/210                Leased
Rochester, NY                               December 4, 1996                7,140/210                Leased
Melbourne, FL                               January 21, 1997                6,800/192                Leased
Biloxi, MS                                  March 11, 1997                  6,000/200                Leased
Columbia, SC                                April 8, 1997                   6,800/210                Owned
Hilliard (Columbus), OH                     May 27, 1997                    6,800/210                Leased
Baton Rouge, LA                             June 29, 1997                   6,800/210                Leased
Mobile, AL                                  June 27, 1997                   6,800/210                Leased
Marrero, LA                                 September 9, 1997               6,800/210                Leased
Shreveport, LA                              October 27, 1997                6,800/210                Leased
Miami, FL                                   December 9, 1997                6,800/210                Leased
Columbus, OH                                December 9, 1997                6,800/210                Leased
N. Little Rock, AR                          December 16, 1997               6,800/210                Owned
Morrow, GA                                  February 24, 1998               7,600/211                Leased
Kenner, LA                                  March 31, 1998                  6,800/212                Leased

FRANCHISED:
-----------

Bangsar Baru, Malaysia                      November 20, 1995               5,800/160                Franchised
Ampang, Malaysia                            April 24, 1996                  7,000/200                Franchised
Las Vegas, NV                               July 15, 1997                   6,800/253                Franchised

JOINT VENTURES:
---------------

Kendall (Miami), FL                         June 28, 1994                   8,000/230                50 Percent Owned


---------------
1    Excludes bar seating.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings arising in the ordinary course of business. In the opinion of the Company, any resulting liability will not have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted for a vote of security holders during the transition period.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     The Company's authorized and issued common equity consists of 9,305,408 shares of common stock, par value $.03 per share.

     The common stock of the Company is traded over-the-counter on the NASDAQ National Market System ("NASDAQ") under the symbol "GRLL". The following table indicates the high and low sale prices for the Common Stock as reported by
NASDAQ:

                                                       BID PRICES
                                                       ----------
                  TRANSITION PERIOD             HIGH                  LOW
                  -----------------             ----                  ---

                  January 1998                 3.63                 3.13
                  February 1998                4.50                 3.25
                  March 1998                   4.25                 3.94
                  April 1998                   4.69                 3.88

                                                       BID PRICES
                                                       ----------
                  FISCAL 1997                   HIGH                  LOW
                  -----------                   ----                  ---

                  First Quarter                7.50                 4.88
                  Second Quarter               6.00                 5.00
                  Third Quarter                7.81                 4.63
                  Fourth Quarter               5.19                 3.19


                                                       BID PRICES
                                                       ----------
                  FISCAL 1996                   HIGH                  LOW
                  -----------                   ----                  ---

                  Fourth Quarter               6.38                 5.63



     The Company's common stock commenced trading on November 26, 1996.

     DIVIDENDS

     Since the Company's IPO in 1996, the Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

     NUMBER OF STOCKHOLDERS

     As of June 10, 1998, there were 65 shareholders of record (not including those shares held through brokerage accounts) of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      FISCAL YEAR
                                           --------------------------------------------------------------------------------------
                                                  1993               1994              1995             1996              1997
                                              -----------       -----------       -----------       -----------       -----------
STATEMENT OF OPERATIONS DATA:

Total revenues                                $     3,465       $    11,389       $    34,275       $    62,433       $    92,795

Cost of restaurant sales:
      Food and beverage                             1,471             4,085            12,084            21,382            30,991
      Labor and benefits                              988             4,606            12,019            19,749            27,849
      Occupancy and other                           1,219             2,318             8,710            13,773            19,598
                                              -----------       -----------       -----------       -----------       -----------


          Total cost of restaurant sales            3,678            11,009            32,813            54,904            78,438


Depreciation and amortization                          47               415             1,663             3,136             4,980

General and administrative                            280             1,913             3,328             4,471             6,208
Impairment of long-lived assets                        --                --                --                --             1,120
                                              -----------       -----------       -----------       -----------       -----------

          Total operating expenses                  4,005            13,337            37,804            62,511            90,746
                                              -----------       -----------       -----------       -----------       -----------


Operating income (loss)                              (540)           (1,948)           (3,529)              (78)            2,049


Other income (expense):
      Interest expense, net                           (40)             (180)             (404)           (1,296)           (1,552)
      Equity in income (loss) of
      affiliates (1)                                 (136)             (411)              284               206                62
      Other, net                                        3                20               159               278               320
      Loss on sale of investment in
      affiliate                                        --                --                --                --              (611)
                                              -----------       -----------       -----------       -----------       -----------

          Total other income (expense)               (173)             (571)               39              (812)           (1,781)
                                              -----------       -----------       -----------       -----------       -----------
          Pretax income (loss)                       (713)           (2,519)           (3,490)             (890)              268

          Income tax                                   --                --                --                --               176
                                              -----------       -----------       -----------       -----------       -----------


Net income (loss)                             $      (713)      $    (2,519)      $    (3,490)      $      (890)      $        92
                                              ===========       ===========       ===========       ===========       ===========


Basic and diluted
net income per common share                         (0.46)            (1.12)            (1.00)            (0.18)             0.01
                                              ===========       ===========       ===========       ===========       ===========

Weighted average common shares outstanding      1,560,358         2,247,507         3,496,570         4,909,894         9,305,408
                                              ===========       ===========       ===========       ===========       ===========

Weighted average common shares and share
equivalents outstanding - assuming dilution     1,560,358         2,247,507         3,496,570         4,909,894         9,305,408
                                              ===========       ===========       ===========       ===========       ===========




                                             (UNAUDITED)
                                              17 WEEKS          17 WEEKS
                                                ENDED             ENDED
                                               APRIL 27,        APRIL 26,
                                                1997               1998
                                            -----------       -----------
STATEMENT OF OPERATIONS DATA:

Total revenues                              $    30,285       $    37,684

Cost of restaurant sales:
      Food and beverage                          10,056            12,129
      Labor and benefits                          8,957            10,340
      Occupancy and other                         6,214             8,376
                                            -----------       -----------


          Total cost of restaurant sales         25,227            30,845


Depreciation and amortization                     1,454             2,145

General and administrative                        1,773             2,210
Impairment of long-lived assets                      --                --
                                            -----------       -----------

          Total operating expenses               28,454            35,200
                                            -----------       -----------


Operating income (loss)                           1,831             2,484


Other income (expense):
      Interest expense, net                        (347)             (719)
      Equity in income (loss) of
      affiliates (1)                                 29                57
      Other, net                                    110               119
      Loss on sale of investment in
      affiliate                                      --                --
                                            -----------       -----------

          Total other income (expense)             (208)             (543)
                                            -----------       -----------
          Pretax income (loss)                    1,623             1,941

          Income tax                                 40                81
                                            -----------       -----------


Net income (loss)                           $     1,583       $     1,860
                                            ===========       ===========


Basic and diluted
       net income per common share                 0.17              0.20
                                            ===========       ===========

Weighted average common shares outstanding    9,305,408         9,305,408
                                            ===========       ===========

Weighted average common shares and share
equivalents outstanding - assuming dilution   9,315,307         9,326,642
                                            ===========       ===========



----------

1    See Note 1 of Financial Statements.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         FISCAL YEAR
                                                -------------------------------------------------------------------
                                                  1993            1994          1995          1996           1997
                                                --------       --------      --------       --------       --------

BALANCE SHEET DATA:

Working capital                                 $ (2,040)      $  7,409      $ (7,560)      $ (5,605)      $ (5,886)

Total assets                                       1,685         24,843        42,201         67,335         75,432

Long-term debt and due to related parties,
including current portion                          1,591          4,858        13,324         13,657         18,115

Obligations under capital leases,
including current portion                             --          1,272         4,484          4,271          7,908


Total shareholders' equity (deficit)            $   (613)      $ 17,639      $ 20,261       $ 41,100       $ 41,295




                                                          (UNAUDITED)
                                                  17 WEEKS        17 WEEKS
                                                    ENDED          ENDED
                                                  APRIL 27,      APRIL 26,
                                                     1997          1998
                                                  --------       --------

BALANCE SHEET DATA:

Working capital                                   $(10,776)      $ (5,864)

Total assets                                        67,943         80,108

Long-term debt and due to related parties,
including current portion                           12,850         19,095

Obligations under capital leases,
including current portion                            4,186          7,542


Total shareholders' equity (deficit)              $ 42,705       $ 43,154



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Roadhouse Grill, Inc. owns and operates 44 and franchises three full-service, casual dining restaurants under the name "Roadhouse Grill". The Company was incorporated in October 1992 and opened the first Company-Owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 43 more restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York, Ohio, and South Carolina. The Company also has a 50% interest in a limited liability company which owns Kendall. Two franchised locations are located in Kuala Lumpur, capital city of Malaysia, and one domestic franchise is located in Las Vegas, Nevada.

     On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April to coincide with that of the majority shareholder, Berjaya.

     During 1997, the Company had four restaurants licensed by Buffets, Inc. During the transition period, the Company dissolved its licensee arrangement with Buffets, Inc. Buffets, Inc. will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part.

     The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 12.5%, 11.7% and 11.5% of total revenues in fiscal 1996, fiscal 1997 and the transition period, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

     The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. Pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, are amortized over a twelve-month period commencing with the first full accounting period after the restaurant opens. During the transition period, pre-opening expenses incurred in connection with the opening of two Company-Owned restaurants averaged approximately $111,000.

     In the first four years of operation, fiscal 1993, fiscal 1994, fiscal 1995 and fiscal 1996, the Company incurred net losses of $713,000, $2.5 million, $3.5 million, and $890,000, respectively. As a result of the Company's net operating losses and associated net operating loss carry-forward, the Company had no federal income tax payable for fiscal years ended December 29, 1996 and December 28, 1997 and for the transition period. Accordingly, the Company has made no provision for federal income taxes payable for such fiscal years or for the transition period. At April 26, 1998, the Company had a Florida net operating loss carry-forward of approximately $1,400,000.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to April 26, 1998 was approximately $1,400,000. The average real estate acquisition cost for the 13 restaurant sites owned by the Company was approximately $911,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $103,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be approximately $1.1 million or $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

     In February 1998, the Company's Board of Directors elected Vincent Tan as Chairman of the Board of Directors of the Company. Mr. Tan replaced Tan Kim Poh who passed away in January 1998. Vincent Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian Company which owns Berjaya, the majority shareholder of the Company. Berjaya Group Berhad is a multibillion dollar conglomerate with over 22,000 employees worldwide and is headquartered in Malaysia.

     In February 1998, the Company's Board of Directors elected Ayman Sabi as President and Chief Executive Officer of the Company. Mr. Sabi served as Chairman of the Company's Executive Committee from November 1997 to February 1998. He is also a director and shareholder of Roadhouse Grill and has significant experience in the restaurant and retail industries.

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C. a limited liability company that owned Kendall from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the IPO completed by the Company in November 1996 in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to

$1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. Subsequent to December 1997, the Company negotiated the price down to $1,600,000 and anticipates completing the purchase on August 1998.

     In December 1996, the Company purchased, from an unaffiliated third party, a 50% interest in Boca Roadhouse, L.C., a limited liability company that owns the Boca Raton, Florida, Roadhouse Grill restaurant ("Boca"). Prior to the acquisition, the restaurant had been a franchise managed by the Company under a management agreement. In December 1997, operations at Boca were discontinued and the Company sold its interest in Boca to Boca Raton Roadhouse Grill, L.C., recognizing a loss of $611,000.

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

     RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statement of operations data expressed as a percentage of total revenues:

                                                                                       17 Weeks        17 Weeks
                                                  Fiscal       Fiscal      Fiscal        Ended          Ended
                                                   1995         1996        1997     April 27, 1997  April 26, 1998
                                                 -------      -------      -------   --------------  --------------

Total revenues ............................        100.0%       100.0%       100.0%       100.0%          100.0%
Cost of Company restaurant sales:
   Food and beverage ......................         35.3         34.2         33.4         33.2            32.2
   Labor and benefits .....................         35.1         31.6         30.0         29.6            27.4
   Occupancy and other ....................         23.9         20.5         18.9         18.1            20.8
   Pre-opening amortization ...............          1.5          1.6          2.2          2.4             1.4
                                                 -------      -------      -------      -------         -------
     Total cost of Company restaurant sales         95.8         87.9         84.5         83.3            81.8

Depreciation and amortization .............          4.9          5.0          5.4          4.8             5.7
General and administrative ................          9.7          7.2          6.7          5.9             5.9
Impairment of long-lived assets ...........           --           --          1.2           --              --
                                                 -------      -------      -------      -------         -------
   Total operating expenses ...............        110.4        100.1         97.8         94.0            93.4

   Operating income (loss) ................        (10.4)        (0.1)         2.2          6.0             6.6
Total other income (expense) ..............          0.1         (1.3)        (1.9)        (0.6)           (1.4)

Pretax income (loss) ......................        (10.3)        (1.4)         0.3          5.4             5.2

Income tax ................................           --           --          0.2          0.1             0.2
                                                 -------      -------      -------      -------         -------

Net income (loss) .........................        (10.3)%       (1.4)%        0.1%         5.3%            5.0%
                                                 =======      =======      =======      =======         =======




     17 WEEKS ENDED APRIL 27, 1997 COMPARED TO 17 WEEKS ENDED APRIL 26, 1998

     RESTAURANTS OPEN. At April 26, 1998, there were 44 Company-Owned restaurants in operation, excluding Kendall. At April 27, 1997, there were 34 Company-Owned restaurants, excluding Kendall and Boca. (In December 1997, the Company sold its ownership interest in the limited liability company which owned Boca.) This represents a 29.4% increase in the number of Company-Owned restaurants.


     TOTAL REVENUES. Total revenues increased $7.4 million, or 24.4%, from $30.3 million for the 17 weeks ended April 27, 1997 to $37.7 million for the 17 weeks ended April 26, 1998. This increase is primarily attributable to 10 Company-Owned restaurant openings. Same store sales (the 25 restaurants opened 18 months or longer) were up 0.2% reversing a three-year period of declines. Management believes that this positive trend results from a media advertising campaign launched in February of 1998. In the comparable period of 1997, advertising expenditures had been curtailed. The new management team selected a new advertising agency late in 1997 with a view toward building brand-awareness through investment spending on media advertising in the Company's key media-efficient markets.

     OPERATING MARGINS. The new management team implemented a plan during the transition period to improve unit economics, operating margins and overall profitability. As a result of the execution of the plan, food and beverage costs decreased by 1.0% point from 33.2% for the 17 weeks ended April 27, 1997 to 32.2% for the 17 weeks ended April 26, 1998. This decrease was due primarily to improved control methods and increased management review and supervision. Labor and benefits expense decreased by 2.2% points from 29.6% for the 17 weeks ended April 27, 1997 to 27.4% for the 17 weeks ended April 26, 1998. This decrease was due to the restructuring of restaurant level management, inclusion of hostesses as tipped employees and improved productivity of the Company's in-store meat operations. Occupancy & Other expense increased by 2.7% points from 18.1% for the 17 weeks ended April 27, 1997 to 20.8% for the 17 weeks ended April 26, 1998 as a result of management's conscious decision to concentrate on building brand-awareness through investment spending on production and media advertising. Advertising expense was curtailed in the prior year's comparable period.

     PRE-OPENING AMORTIZATION as a percentage of total revenues decreased by 1.0% points from 2.4% for the 17 weeks ended April 27, 1997 to 1.4% for the 17 weeks ended April 26, 1998. The decrease is due to a larger base of restaurants open for more than one year, which no longer have pre-opening expense.

     DEPRECIATION AND AMORTIZATION. As a percentage of total revenues, depreciation and amortization increased by 0.9% points from 4.8% for the 17 weeks ended April 27, 1997 to 5.7% for the 17 weeks ended April 26, 1998. This is primarily due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original lives of the furniture, fixtures and equipment.

     GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense was comparable for the two periods presented.

     TOTAL OTHER INCOME (EXPENSE). As a percentage of total revenues, other (expense) increased by 0.8% points from (0.6)% for the 17 weeks ended April 27, 1997 to (1.4%) for the 17 weeks ended April 26, 1998. This variance is due to an increase in interest expense as a result of additional expansion debt financing.

     TWELVE MONTHS ENDED DECEMBER 28, 1997 ("FISCAL 1997") COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 29, 1996 ("FISCAL 1996")

     RESTAURANTS OPEN. At the beginning of fiscal 1997, there were 33 Company-Owned restaurants in operation (including the Kendall and Boca Raton, Florida restaurants, which were owned by limited liability companies in which the Company held a 50% ownership interest). During fiscal 1997, the Company opened 11 new restaurants and sold its ownership interest in the Boca Raton limited liability company, ending the year with 42 Company-Owned restaurants in operation (excluding the Kendall limited liability company in which the Company held a 50% ownership interest). This represents a 27.3% year-over-year increase in the number of Company-Owned restaurants.

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

     COMPANY-OPERATED MARGINS

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

     Occupancy and other costs decreased as a percentage of total revenues from 22.1% in fiscal 1996 to 21.1% in fiscal 1997. This decrease was primarily attributable to operating efficiencies achieved in direct operating expenses and a decrease in marketing expense partially offset by an increase in pre-opening amortization as a percentage of sales.

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

     TOTAL OTHER INCOME (EXPENSE). As a percentage of revenues, other (expense) increased by 0.6% points from (1.3)% for fiscal 1996 to (1.9)% for fiscal 1997. This variance was primarily due to a loss incurred on the sale of Boca during fiscal 1997. The loss amounted to $611,000 or 0.7% of revenues. This was partially offset by a decrease in interest expense of 0.4% as a percent of revenues due to higher sales volumes from new restaurants without a corresponding increase in interest expense dollars. Also impacting this variance is a 0.2% decrease as a percent of revenues in equity in net income of affiliate.

     TWELVE MONTHS ENDED DECEMBER 29, 1996 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1995 ("FISCAL 1995")

     RESTAURANTS OPEN. At the beginning of fiscal 1996, there were 18 Company-Owned restaurants in operation (excluding the Kendall, Florida Roadhouse Grill restaurant, which was owned by a limited liability company in which the Company held a 50% ownership interest). At December 29, 1996, there were 32 Company-Owned restaurants in operation (excluding the Kendall and Boca Raton limited liability companies in which the company held a 50% ownership interest), a 77.8% year-over-year increase in the number of Company-Owned restaurants.

     TOTAL REVENUES. Total revenues increased $28.1 million, or 82.2%, from $34.3 million in fiscal 1995 to $62.4 million for fiscal 1996. This increase was attributable to the opening of additional restaurants during fiscal 1996 and the inclusion of all 13 Company-Owned restaurants added in fiscal 1995 for the entire fiscal year ended 1996, and was partially offset by modest decreases in sales at other restaurants opened during such period.

     COMPANY-OPERATED MARGINS

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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization as a percentage of total revenues increased from 4.9% for fiscal 1995 to 5.0% for fiscal 1996. The increase in this percentage resulted primarily from an increase in the percentage of restaurants owned by the Company as opposed to leased during fiscal 1996, as compared to fiscal 1995.

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

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) decreased by $851,000 from income of $39,000 in fiscal 1995 to expense of $812,000 in fiscal 1996. This decrease resulted primarily from interest expense incurred in connection with the purchase of a total of ten restaurants sites during fiscal 1995 and fiscal 1996, and was partially offset by income earned by Kendall which was accounted for under the equity method of accounting. See Note 6 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock and Preferred Stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     On January 8, 1998, the Company received financing commitments totaling $15 million from Finova Capital Corporation with four tranches at various interest rates and maturity dates. Tranche one is for a total of $3.5 million, $2.9 million of which was funded on March 27, 1998. Tranche one is for a term of 10 years, with an interest rate of 8.96%, collateralized by personal property and fixtures at four Company-Owned restaurants. The loan facility contains customary financial covenants including minimum cash flow coverage ratio and leverage ratio. These funds will be used for expansion of the Company. The remaining tranches will be utilized, if necessary, throughout 1998. There can be no assurance that these additional financings will be completed.

     In September 1997, the Company entered into a $15 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate with a 9.55% interest rate. The loan facility contains customary financial covenants including minimum cash flow coverage ratio and leverage ratio. The proceeds were used, in part, to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 28, 1997. The remaining balance of $7.3 million, net of fees and other costs, was used primarily for expansion of the Company.

     In June 1997 and July 1997, the Company entered into sale leaseback agreements with unaffiliated third parties for interior furniture, fixtures and equipment located in 11 Company-Owned restaurants. The Company received proceeds of approximately $1.8 million and $2.3 million, respectively, net of fees and other costs. These proceeds were used for expansion of the Company.

     The Company's capital expenditures aggregated approximately $5.6 million for the transition period, substantially all of which were used to open Roadhouse Grill restaurants. These were partially financed by cash flows from operations and funds received from the loan facility with Finova Capital Corporation.

     At December 28, 1997, the Company owed Berjaya, its majority shareholder, $3,000,000 under a promissory note dated September 27, 1996, bearing interest at 8.5%. In January 1998, the Company paid $1,500,000 of the outstanding balance on this promissory note. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of common stock to Berjaya to convert the remaining debt outstanding of $1,500,000 to common equity at a price of $3.75 per share based on the closing market price as of February 6, 1998. The transaction is expected to be consummated during the first quarter of fiscal 1999.

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

     Subsequent to the transition period, the Company entered into financing commitments of $36.5 million, which will be used by the Company for developing new restaurants. These commitments of $16.5 million and $20 million were obtained from Franchise Finance Corporation of America and CNL Group, Inc., respectively. These commitments add substantial flexibility to the Company's current development plan allowing the Company to focus on development of sites identified and on finding new sites for additional restaurants.

     Funds available for operations and expansion of the Company at April 26, 1998 were $3.6 million. As is common in the restaurant industry, the Company has generally operated with negative working capital ($5.9 million as of April 26, 1998). The Company does not have significant receivables (excluding a note receivable to a related party, which was paid on July 24, 1998) nor inventory. The Company receives trade credit on its purchases of food and supplies. There is no assurance that these additional financings will be completed.

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in its first and fourth fiscal quarters.

     On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya. The new fiscal year will end on the last Sunday in April and consist of four 13 week quarters structured as follows:

       1st Quarter -     May, June, July
       2nd Quarter -     August, September, October
       3rd Quarter -     November, December, January
       4th Quarter -     February, March, April

     With the new fiscal year structure, the Company's highest earnings are expected to occur in the third and fourth fiscal quarters. See Item 1 "Recent Developments" for a pro forma summary of the quarterly results of operations for the 12 months ended April 1997 and the 12 months ended April 1998 with the quarters structured according to the new fiscal year.

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

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS No. 128 which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No.129 during fiscal 1997 and determined there was no material impact to the Company's financial statements and notes thereto.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during fiscal 1997 and determined there was no material impact to the Company's finanicial statements and notes thereto.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This Statement supersedes Statement of Financial Accounting Standards No. 14 and parts of various other statements and provides accounting guidance for reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. The Statement uses a "management approach" to identify operating segments. Reportable segments are operating segments that meet specified quantitative thresholds. The Statement also uses a "management approach" for determining some of the information required to be disclosed. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during the 17 weeks ended April 26, 1998 and determined that there is no material impact to the Company's financial statements and notes thereto.

     In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance in determining capitalizable costs incurred in connection with the development or acquisition of internal use software. SOP 98-1 states that certain costs incurred during the "Application Development Stage," (design of chosen path, coding, installation to hardware, and testing) be capitalized. These costs include external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with SFAS No. 34, "Capitalization of Interest Costs." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Initial application should be as of the beginning of the fiscal year and applied to costs incurred for all projects during that fiscal year, including projects in progress upon initial application of SOP 98-1. The Company does not believe that the adoption of SOP 98-1 will have a material impact on the Company's financial statements and notes thereto.

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOPs and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of April 26, 1998 were $966,688.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial statements and notes thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See " Index to Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors and executive officers of the Company is as follows:

     VINCENT TAN, age 46. The Company's Board of Directors elected Vincent Tan as Chairman of the Board of Directors of the Company in February 1998. Mr. Tan replaced Tan Kim Poh who passed away in January 1998. Vincent Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian company which owns Berjaya, the majority shareholder of the Company.(1)

     AYMAN SABI, age 34. Mr. Sabi was elected President and Chief Executive Officer of the Company in February 1998. He served as Chairman of the Company's Executive Committee from November 1997 to February 1998. Mr. Sabi became a director of the Company in February 1997. He is presently the Chairman and Chief Executive Officer of SABi Ventures, a trading, contracting and investment company which owns, operates and invests in various restaurant and retail concepts, both domestically and internationally. Mr. Sabi also serves, or has served, as a member of the Board of Directors of various retail companies and financial institutions including The White House; Tunis International Bank, Tunisia and New Global Holdings.(1)

     ALAIN K.K. LEE, age 42. Alain K.K. Lee was elected as a director of the Company in January 1998. Mr. Lee is currently a Deputy General Manager for Berjaya Group Berhad, a Malaysian company which owns Berjaya, the majority shareholder of the Company. He serves on the Board of several affiliated companies in the food industry. Mr. Lee has also served as Berjaya Group Chief Financial Officer and Deputy Chief Executive Officer of several other Berjaya Group companies.

     PHILIP FRIEDMAN, age 51. Mr. Friedman has served as a director of the Company since September 1996. Since January 1996, Mr. Friedman has served as President of Panda Management, Inc. In addition, since June 1986, Mr. Friedman has served as the President of P. Friedman & Associates, Inc., a business planning and management consulting firm. He is Chairman of the Board of Rosti Restaurants. Mr. Friedman is also a director of Eateries, Inc., Paramark, Inc. and P&E Production Technology Management, Inc. On occasion, Mr. Friedman has taken interim advisory positions with clients of P. Friedman & Associates, Inc. and these positions have included: Advisor to the President of Roy Rogers Restaurants (1993), Chief Financial Officer for Service America Corporation
(1990) and Executive Vice President for Sutton Place Gourmet (1988). From 1984 to 1986, Mr. Friedman was Vice President of Finance Administration and the Senior Planning Associate of Cini-Little International, Inc. Prior to that, he was Vice President of Planning and Vice President, Big Boy Franchising for Marriott Corporation. Mr. Friedman held similar executive positions with Chi-Chi's, Inc. and Pepsico's Pizza Hut division.

     PHILLIP RATNER, age 53. Mr. Ratner has served as a director of the Company since March 1997. He was the Chairman, President and Chief Executive Officer of Spaghetti Warehouse, Inc., Garland, Texas and resigned from these positions during the transition period. From 1984 to 1994, Mr. Ratner served in various executive positions, including President and Chief Executive Officer in 1987, with Acapulco Restaurants, Inc. Prior to his association with Acapulco Restaurants, Mr. Ratner was employed by El Torito from 1979 to 1984, serving as Executive Vice President of Operations from 1982 to 1984.

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

     MARK SCOBEE, age 34. Mr. Scobee has served as Vice-President of Operations of the Company since May 1998, as Vice-President of Human Resources since August 1994 and as Director of Operations since February 1993. From September 1991 to February 1993, Mr. Scobee served as an Area Supervisor for Logan's Roadhouse, Inc. From August 1988 to September 1991, Mr. Scobee served as a restaurant General Manager for Thomas and King, a franchisee of Applebee's Neighborhood Grill & Bar.

     BRAD H. HABER, age 37. Mr. Haber served as Vice-President of Operations of the Company from June 1997 to May 1998, as Vice-President of Training since September 1996 and as Director of Training since March 1995. From February 1992 to March 1995, Mr. Haber served as Manager Training Supervisor and as a restaurant general manager of

----------
1 Mr. Tan (through Berjaya Group Berhad) was an investor and a director of Roasters Corp. ("Roasters"). Mr. Sabi (directly and through affiliates) was also an investor in Roasters, a distressed franchisor and operator of rotisserie chicken restaurants. To assist in resolving operating and financial problems experienced by Roasters, and with the objective of protecting the interests of shareholders, Mr. Sabi accepted a position as director of Roasters. Mr. Sabi joined the board of directors in April 1997 in order to evaluate the distressed situation and provide the board with options and alternatives for a solution. Mr. Tan and Mr. Sabi ceased to be directors of Roasters in November 1997 and December 1997, respectively. Efforts to improve performance were not successful and Roasters filed for protection from creditors in March 1998 under Chapter 11 of the Bankruptcy Code.

O'Charley's Restaurants, Inc. From June 1990 to February 1992, Mr. Haber was employed by Brinker International, Inc. as the manager of a Chili's restaurant. Mr. Haber resigned as Vice-President of Operations of the Company in May 1998.

     All directors serve until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive $2,500 for attending each meeting.

     Officers are appointed by the Board of Directors and serve at the discretion of the Board.

     The Company currently has an Audit Committee and a Compensation Committee. During the transition period, the Board of Directors held one meeting. Neither the Audit Committee nor the Compensation Committee held a meeting during the transition period. Subsequent to the transition period, the Audit Committee held one meeting on May 22, 1998.

     To the Company's knowledge for the 17 weeks ended April 26, 1998, no person who was a director, officer or beneficial owner of greater than 10% of the Company's outstanding common stock or any other person subject to Section 16 of the Securities and Exchange Commission act of 1934 failed to file on a timely basis reports required by Section 16 of such act.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the amount of compensation for services rendered in all capacities to the Company during the transition period, fiscal 1997, fiscal 1996 and fiscal 1995 by the executive officers of the Company who received annualized compensation in excess of $100,000 during the transition period:

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION
                                                                          ------------------------
                                            ANNUAL COMPENSATION                     AWARDS            PAYOUTS
                                        -------------------------------   ------------------------    --------
                                                                          RESTRICTED    SECURITIES
                                                           OTHER ANNUAL     STOCK       UNDERLYING       LTIP      ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR(1)   SALARY     BONUS    COMPENSATION    AWARD(S)    OPTIONS/SARS    PAYOUTS    COMPENSATION
---------------------------   -------   -------    -----    ------------    --------    ------------    -------    ------------

Ayman Sabi                      1998   $117,692          --          --         --           --            --         --
Director, President             1997         --          --    $ 60,000(2)      --           --            --         --
and Chief Executive Officer

J. David Toole III(3)           1998         --          --          --         --           --            --         --
Former Director, President      1997    296,154    $ 50,000          --         --           --            --         --
and Chief Executive Officer     1996    200,000     100,000          --         --           --            --         --
                                1995    120,000      34,566          --         --           --            --         --

Dennis C. Jones                 1998   $ 47,306          --          --         --           --            --         --
Chief Financial Officer         1997    132,527          --          --         --           --            --         --
and Executive Vice-President    1996     72,692          --          --         --           --            --         --
                                1995         --          --          --         --           --            --         --

Mark Scobee                     1998   $ 33,412          --          --         --           --            --         --
Vice-President of               1997     89,915          --          --         --           --            --         --
Operations                      1996     78,461          --          --         --           --            --         --
                                1995     67,734

Brad H. Haber                   1998   $ 36,681
Former Vice-President of        1997    103,373          --          --         --           --            --         --
Operations(4)                   1996     73,461          --          --         --           --            --         --
                                1995     49,841          --          --         --           --            --         --




----------


1    1998 amounts are for the 17 weeks ended April 26, 1998.
2 Amount represents fees paid to SABi International, a management consulting and investment firm owned by Mr. Sabi.
3 Mr. Toole III resigned as Chief Executive Officer, President and Director of the Company in July 1997. The compensation recorded in 1997 includes amounts agreed upon by the Company in Mr. Toole III's separation agreement. During 1998, the remaining amount of $84,000, based on the agreement, was paid to Mr. Toole III. The Company accrued Mr. Toole III's entire severance expense in 1997.
4    Mr. Haber resigned as Vice-President of Operations of the Company in May
     1998.

OPTIONS GRANTS TABLES

     The following table sets forth information concerning the stock options granted to the Named Executives in 1997:

                        OPTION GRANTS IN 1997 FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                             NUMBER OF                 PERCENT OF TOTAL
                       SECURITIES UNDERLYING          OPTIONS GRANTED TO          EXERCISE OR BASE      EXPIRATION
NAME                      OPTIONS GRANTED          EMPLOYEES IN FISCAL YEAR         PRICE ($/SH)          DATE
----                       --------------          ------------------------         ------------          ----
Dennis C. Jones               30,000                         16.0%                      $6.75         December 2004


Mark Scobee                   10,000                          5.3%                      $6.75         December 2004


Brad H. Haber(1)              15,000                          8.0%                      $6.75          August 1998




The following table sets forth information concerning the stock options granted to the Named Executives during the transition period:


                       OPTION GRANTS IN TRANSITION PERIOD
                              (INDIVIDUAL GRANTS)

                             NUMBER OF                 PERCENT OF TOTAL
                       SECURITIES UNDERLYING          OPTIONS GRANTED TO          EXERCISE OR BASE      EXPIRATION
NAME                      OPTIONS GRANTED       EMPLOYEES IN TRANSITION PERIOD      PRICE ($/SH)          DATE
----                       --------------       ------------------------------      ------------          ----
Ayman Sabi                    195,000                        61.9%                      $3.50         February 2008



OPTION REPRICING TABLE

The following table sets forth information concerning stock options that were repriced in 1997:

                                OPTION REPRICING

                                                                                      LENGTH OF
                             NUMBER OF     MARKET PRICE                               ORIGINAL
                            SECURITIES      OF STOCK AT    EXERCISE                  OPTION TERM
                            UNDERLYING        TIME OF      PRICE AT       NEW       REMAINING AT
                              OPTIONS        REPRICING      TIME OF    EXERCISE        DATE OF
NAME               DATE     REPRICED(#)         ($)        REPRICING   PRICE($)       REPRICING
----               ----     -----------         ---        ---------   --------       ---------


Dennis C. Jones    7/2/97     16,666           $5.88        $10.80       $6.75        78 months

Mark Scobee        7/2/97      6,666           $5.88        $10.80       $6.75        78 months

Brad H. Haber(1)   7/2/97      6,666           $5.88        $10.80       $6.75        78 months




----------


1 Mr. Haber resigned as Vice-President of Operations of the Company in May 1998. The expiration date of his options was accelerated to August 1998 in accordance with the Company's Stock Option Plan.

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

OVERVIEW AND PHILOSOPHY

     The Objectives of the Company's executive compensation programs are to:

o    Attract, motivate and retain the highest quality executives.

o Align their financial interests with those of the Company's long-term investors.

o Inspire them to achieve tactical and strategic objectives in a manner consistent with the Company's corporate values.

     In furtherance of these objectives, the Company's executive compensation policies and programs are designed to:

o    Focus participants on high priority goals to increase shareholder value.

o Encourage behaviors that exemplify the Company's core values relating to customers, quality of performance, employees, integrity, teamwork and good citizenship.

o Increase executive stock ownership to promote a proprietary interest in the success of the Company.

     There are two major components of the Company's executive officer compensation: (1) base salary and (2) long-term stock incentives. Formerly, the Company had an annual cash bonus incentive program for the President and Chief Executive Officer.

BASE SALARY

     In establishing base salaries for executive officers for the transition period, the Committee considered (1) the significant scope of the duties and responsibilities of each officer's position, (2) individual contributions, (3) the increased experience level gained over the past year by those executive officers holding new positions, (4) the Committee's overall philosophy of paying executive officers according to a competitive framework, and (5) comparable compensation practices in the casual dining industry.

     Compensation for the transition period for Ayman Sabi, Roadhouse Grill's President and Chief Executive Officer, consisted primarily of a base salary, potential bonuses based on corporate performance and stock option awards. The Committee determined Mr. Sabi's base salary for 1998 after considering several factors, including those described above with respect to all executives under Base Compensation. Specifically, the Committee focused on Mr. Sabi's role in the continuing profitability of Roadhouse Grill. The Committee also focused on Mr. Sabi's experience, the demand for executives with these skills and the Company's desire to continue to retain his services. In addition, the Committee also considered Mr. Sabi's commitment to the long-term success of Roadhouse Grill. Mr. Sabi's annual compensation for 1998 is $360,000 and he was awarded stock options to purchase 195,000 shares of common stock at $3.50 per share.

LONG-TERM STOCK INCENTIVES

     The Committee believes that stock options are an important component of executive compensation. The Company believes that stock options encourage executive officers to remain in the Company's employ, as long-term rewards are linked to stock price appreciation.

     The Board adopted the 1994 Stock Option Plan (the "Original Plan") with an effective date of February 14, 1994. The Board and the shareholders of the Company amended and restated the Original Plan effective November 8, 1996 by adopting and approving the Plan. The Plan provides for grants of nonqualified stock options to Company employees and to non-employee officers, directors and consultants of the Company. The Plan is administered by the Compensation and Stock Option Committee. A maximum of 516,666 shares of common stock may be issued pursuant to the Plan. As of April 26, 1998, options to purchase 384,260 shares were outstanding under the Plan at a weighted-average exercise price of $6.59 per share. Except for 3,333 options which vested immediately upon their grant, all of the options granted to date under the Plan vest over a three year period from the date of grant, subject to the acceleration of vesting upon a change of control of the Company.

     The term of the options is determined by the Committee, but in any event may not exceed ten years from the date of grant. The exercise price, which is the fair market value on the date of the grant, may be paid in cash, common stock or a combination of both cash and common stock.

     In addition to options that have been granted under the Plan, the Company has granted options, which were not covered by the Plan. Options were granted to
J. David Toole, III (former President and Chief Executive Officer) to acquire up to 166,666 shares of the Company's common stock at a price of $7.50 per share and up to 150,000 shares of the Company's common stock at $5.58 per share. These options had original expiration dates of September 2002 and October 2004, respectively. Due to his resignation from the Company in July 1997, it was determined in his severance agreement that the expiration dates for both sets of options would be July 31, 1998. In February 1998, options were granted to the President and Chief Executive Officer, the general counsel and a consultant of the Company to purchase 300,000 shares of the Company's common stock at a purchase price of $3.50 per share. According to the terms of the original agreement, these options vested as follows: 100,000 vested at the date of grant, 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $9.50 per share. The agreement was later amended with respect to the vesting schedule, and the general counsel and consultant became employees of the Company. According to the terms of the new agreement, all the options vest at the date of grant. These options are exercisable for a period of ten years after grant.

OTHER INFORMATION

     Section 162(m) of the Internal Revenue Code places an annual limitation of $1,000,000 on the compensation of certain executive officers of publicly held corporations that can be deducted for federal income tax purposes unless such compensation is based on performance. No executive officer of the Company received annualized compensation in excess of $1,000,000 during the transition period or in any prior year. The Company's bonus and equity-based compensation plans are designed to meet the requirements of Section 162(m) by basing all incentive compensation on identifiable performance criteria. The Committee does not anticipate that any executive officer base salary will exceed $1,000,000.

VINCENT TAN                 ALAIN K.K. LEE                 PHILLIP RATNER

PERFORMANCE GRAPH



     The following line graph compares the percentage change in the cumulative total return of Roadhouse Grill's ("GRLL") Common Stock, Nasdaq Combination Composite Index and a Company compiled peer group index ("Peer Group") consisting of Rare Hospitality International, Inc. ("RARE"); Lone Star Steakhouse & Saloon ("STAR"); Outback Steakhouse, Inc. ("OSSI"); and Logan's Roadhouse, Inc. ("RDHS") over the period December 29, 1997 through April 26, 1998. The graph assumes an initial investment of $100 on December 29, 1997, the first day of the transition period, and the reinvestment of dividends, if any.

                             Roadhouse Grill, Inc.
        Peer Company Stock Comparison for Form 10-K dated April 26, 1998

                                                                       Peer Grp                  Peer Grp      GRLL       Nasdaq
               GRLL       OSSI        RARE       RDHS        STAR      Subtotal       COMP        Index        index     Comp indx
29-Dec-97     3.3130     28.7500     9.0000     14.2500     17.1880     69.1880     1537.4500      1.000       1.000       1.000
30-Jan-98     3.2500     32.0000     9.6250     18.2500     18.3130     78.1880     1619.3600      1.130       0.981       1.053
27-Feb-98     4.2500     35.7500     9.8750     21.2500     21.0630     87.9380     1770.5100      1.271       1.283       1.152
31-Mar-98     3.8750     39.1250    11.8750     22.6250     22.6880     96.3130     1835.6800      1.392       1.170       1.194
24-Apr-98     4.6250     37.8750    13.3130     24.3750     20.5000     96.0630     1868.9600      1.388       1.396       1.216


                                                Nasdaq
                      Peer Group    GRLL      Composite

               Dec      100.0       100.0       100.0
               Jan      113.0        98.1       105.3
               Feb      127.1       128.3       115.2
               Mar      139.2       117.0       119.4
               Apr      138.8       139.6       121.6

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Board has fixed the close of business on June 10, 1998, as the record date, on which there were outstanding 9,308,741 shares. The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 10, 1998 by each person known to the Company to own beneficially more than five percent of the Company's Common Stock, each director, each named executive, and all executive officers and directors as a group.

COMMON STOCK

NAME AND ADDRESS OF BENEFICIAL OWNER                          BENEFICIALLY OWNED         PERCENT OF CLASS
------------------------------------                          ------------------         ----------------
Vincent Tan (1)                                                       5,635,466             60.5%
Ayman Sabi (2)                                                          200,000              2.2%
Arab Multinational Investment Company                                   160,565              1.8%
Societe Financiere Privee S.A. Geneve                                   411,950              4.4%
Alain K.K. Lee (3)                                                           --               --
Philip Friedman (4)                                                       5,000              0.1%
Phillip Ratner (5)                                                        5,000              0.1%
Dennis C. Jones (6)                                                      22,110              0.2%
Mark Scobee (7)                                                          12,778              0.1%
Brad H. Haber (8)                                                        11,110              0.1%
Dr. Christian F. Horn (9)                                               582,922              6.3%
Berjaya Group (Cayman) Limited (1)                                    5,635,466             60.5%
Cupertino Ventures Partnership III, L.P. (9)                            551,256              5.9%
All executive officers and directors                                  6,463,979             69.4%
     as a group (eight persons) (1)(2)(3)(4)(5)(6)(7)(8)(10)

----------

1 Mr. Vincent Tan was elected Chairman of the Board of Directors of the Company in February 1998. The common stock shown above includes 5,635,466 shares beneficially owned by Berjaya Group (Cayman) Limited ("Berjaya"). As Chairman/Chief Executive Officer of Berjaya Group Berhad, the owner of 100% of the outstanding shares of Berjaya, Mr. Tan may be deemed to be the beneficial owner of all of the shares owned by Berjaya in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Mr. Tan disclaims ownership of the shares beneficially owned by Berjaya. The address for Mr. Tan and Berjaya is Level 28, Menara Shahzan Insas, 30 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

2 Includes 200,000 shares beneficially owned by Mr. Sabi that are exercisable within 60 days of the date of this Form 10-K. Mr. Sabi owns no shares of record and (i) 160,565 shares beneficially owned by Arab Multinational Investment Company; and (ii) 411,950 shares beneficially owned by Societe Financiere Privee S.A. Geneve. As agent for these entities, Mr. Sabi may be deemed to be the beneficial owner of all of the shares owned by these entities in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Mr. Sabi disclaims ownership of the shares beneficially owned by Arab Multinational Investment Company and Societe Financiere Privee S.A. Geneve. The address for Mr. Sabi is 6600 N. Andrews Avenue, Suite 160, Ft. Lauderdale, Florida 33309.

3 Alain K.K. Lee was elected director of the Company in January 1998. Mr. Lee is currently a Deputy General Manager for Berjaya Group Berhad, a Malaysian company which owns Berjaya, the majority shareholder to the Company. Mr. Lee's address is 6600 N. Andrews Avenue, Suite 160, Ft. Lauderdale, Florida 33309.

4 Represents 5,000 shares subject to options owned by Mr. Friedman that are exercisable within 60 days of the date of this Form 10-K. The address for Mr. Friedman is 899 El Centro Street, South Pasadena, California 91030.

5 Represents 5,000 shares subject to options owned by Mr. Ratner that are exercisable within 60 days of the date of this Form 10-K. The address for Mr. Ratner is 10 Eastshore, Heath, Texas 75087.

6 Includes 21,110 shares subject to options beneficially owned by Mr. Jones that are exercisable within 60 days of the date of this Form 10-K. The address for Mr. Jones is 6600 N. Andrews Avenue, Suite 160, Ft. Lauderdale, Florida 33309.

7 Represents 12,778 shares subject to options beneficially owned by Mr. Scobee that are exercisable within 60 days of this Form 10-K. The address for Mr. Scobee is 6600 N. Andrews Ave, Suite 160, Ft. Lauderdale, Florida 33309.

8 Represents 11,110 shares subject to options beneficially owned by Mr. Haber that are exercisable by August 1, 1998. The address for Mr. Haber is 6600
     N. Andrews Avenue, Suite 160, Ft. Lauderdale, Florida 33309.

9 Includes (i) 15,000 shares subject to options beneficially owned by Dr. Horn that are exercisable within 60 days of the date of this Form 10-K and
     (ii) 551,256 shares beneficially owned by Cupertino. As the Managing Partner of Horn Ventures II, L.P., a general partner of Cupertino, Dr. Horn may be deemed to the beneficial owner of all the shares owned by Cupertino in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Dr. Horn served as Chairman of the Board of Directors of the Company from August 1996 to July 1997 and was a director of the Company from January 1994 to July 1997. He resigned from both capacities in July 1997. The address for Dr. Horn and Cupertino is 20300 Stevens Creek Blvd., Suite 330, Cupertino, California, 95014.

10 Includes 254,998 shares subject to options that are exercisable within 60 days of the date of this Form 10-K.

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

     In July 1996, the Company borrowed an additional $1.5 million from Mr. Brown under the Company's secured promissory note dated July 12, 1996, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were paid on August 19, 1996 from a portion of the proceeds of the Company's $2.0 million loan from Berjaya described below. The loan, the proceeds of which were used to finance the opening of new restaurants, was secured by a lien on all of the furniture, fixtures and equipment located in the Company's restaurants on July 12, 1996 that had not been previously pledged to a third party. Following the repayment of this loan, the Company, in September 1996, obtained a new loan from Mr. Brown in the amount of $1.5 million, which was secured by the same collateral as the July 1996 note and which is evidenced by the Company's promissory note dated September 5, 1996, bearing interest at 5.0 percent per annum and payable in full upon the closing of the Initial Public Offering. The proceeds of this loan were used for general corporate purposes, including opening new restaurants.

     In July 1996, the Company borrowed $500,000 from Cupertino, a shareholder of the Company, under the Company's unsecured promissory note dated July 15, 1996, bearing interest at 8.5 percent per annum, the principal of and accrued interest on which were paid on August 19, 1996. The proceeds of this loan were used to finance the opening of new restaurants. Dr. Christian F. Horn, former Chairman of the Board of Directors of the Company, is the Managing Partner of Horn Ventures Partners II, L.P., which is a General Partner of Cupertino.

     In August 1996, the Company borrowed $2.0 million from Berjaya, the majority shareholder of the Company, under an unsecured promissory note dated August 16, 1996, bearing interest at 8.5 percent per annum. The proceeds of this loan were used to liquidate the July 1996 $1.5 million loan from Mr. Brown and the $500,000 loan from Cupertino described above. In September 1996, the Company borrowed $3.0 million from Berjaya under an unsecured promissory note dated September 27, 1996, bearing interest at 8.5 percent per annum. The proceeds of this loan were used for general corporate purposes, including opening new restaurants. In November 1997, the Company paid Berjaya $2,000,000 in order to liquidate the promissory note dated August 16, 1996. In January 1998, the Company paid $1,500,000 of the outstanding amount of the promissory note dated September 1996. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares to Berjaya to convert the $1,500,000 debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. Vincent Tan, the Chairman of the Board of Directors of the Company, is Chairman and Chief Executive Officer of Berjaya Group Berhad.

     Berjaya owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong was required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2% of gross sales for each restaurant's first three years of operation and 3% thereafter. Effective December 1, 1997, the agreement was amended with respect to royalty fees. The royalty fees will remain at 2% of gross sales for the life of the agreement. Under certain circumstances, Roadhouse Grill Hong Kong or the Company was able to grant franchises to third parties in Hong Kong. In that event, the Company was entitled to receive 50% of any franchise and reservation fees and 50% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.5 % of gross sales in the case of royalty fees. Effective December 1, 1997, the agreement was amended to allow the Company to receive 40% of any royalty fee payable by the third party franchisee, subject to a limitation of 2% of gross sales. Amounts for franchise and reservation fees were unchanged.

     In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least thirty Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangement under the agreement is substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong.

     During the fourth quarter of 1997, the Company engaged National Retail Group Inc. ("NRG"), a real estate and retailing consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company, addressing problems from previous management actions. SABi is wholly-owned by Ayman Sabi. NRG is an affiliate of Ayman Sabi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. During fiscal 1997, the Company paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively. During the transition period, the Company paid fees and reimbursed expenses in the aggregate amount of $141,048 to NRG. The Company did not make any payments to SABi during the 17 weeks ended April 26, 1998. The Company believes amounts paid for services rendered by NRG and SABi were fair and competitive, and represented the fair market value of such services.

     On April 13, 1998, the Company issued a promissory note to Berjaya for $1,000,000, with an annual interest rate of 10.55%. The note was scheduled to be repaid on June 15, 1998. The Company extended payment of the note to July 24, 1998, at which date the note was paid.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of July, 1998.

                                         ROADHOUSE GRILL, INC.

                                         By:  /s/ AYMAN SABI
                                              ----------------------------------
                                              Ayman Sabi
                                              President, Chief Executive Officer
                                              and Director

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

               SIGNATURES                                     TITLE                                     DATE
               ----------                                     -----                                     ----

      /s/ AYMAN SABI                                 President, Chief Executive                    July 27, 1998
     ---------------------------------               Officer and Director
     Ayman Sabi                                      (Principal Executive Officer)


     /s/ DENNIS C. JONES                             Chief Financial Officer                       July 27, 1998
     ---------------------------------               (Principal Financial Officer
     Dennis C. Jones                                 and Principal Accounting Officer)
                                                     Director

      /s/ VINCENT TAN                                Chairman of the Board                         July 27, 1998
     ---------------------------------               of Directors
     Vincent Tan


      /s/ PHILIP FRIEDMAN                                                                          July 27, 1998
     ---------------------------------               Director
     Philip Friedman


      /s/ PHILLIP RATNER                             Director                                      July 27, 1998
     -----------------------------------
     Phillip Ratner


     /s/ ALAIN K.K. LEE                              Director                                      July 27, 1998
     -----------------------------------
     Alain K.K. Lee



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report .......................................................................      F-2

Balance Sheets as of December 28, 1997 and April 26, 1998 ..........................................      F-3

Statements of Operations for the Fiscal Years Ended December 31, 1995, December 29, 1996,
    December 28, 1997 and for the 17 weeks ended April 26, 1998 ....................................      F-4

Statements of Changes in Shareholders' Equity for the Fiscal Years Ended December 31, 1995,
    December 29, 1996, December 28, 1997 and for the 17 weeks ended April 26, 1998 .................      F-5

Statements of Cash Flows for the Fiscal Years Ended December 31, 1995, December 29, 1996,
    December 28, 1997 and for the 17 weeks ended April 26, 1998 ....................................      F-6

Notes to Financial Statements ......................................................................      F-7



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying balance sheets of Roadhouse Grill, Inc. as of December 28, 1997 and April 26, 1998 and the related statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 28, 1997 and the 17 weeks ended April 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. as of December 28, 1997 and April 26, 1998 and the results of its operations and its cash flows for each of the years in the three year period ended December 28, 1997 and the 17 weeks ended April 26, 1998 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

July 24, 1998
Miami, Florida

                              ROADHOUSE GRILL, INC.

                                 BALANCE SHEETS
                      December 28, 1997 and April 26, 1998

                                                                    December 28,         April 26,
                                                                        1997               1998
                                                                    ------------       ------------
                                     Assets

Current assets:
  Cash and cash equivalents ..................................      $  3,733,390       $  3,554,875
  Accounts receivable ........................................           162,815            242,381
  Inventory ..................................................           930,580            939,169
  Due from related party .....................................                --          1,000,000
  Current portion of note receivable .........................            80,371            182,536
  Pre-opening costs, net .....................................         1,104,080            966,688
  Deferred tax assets, net ...................................                --            421,000
  Prepaid expenses ...........................................           814,910            542,031
                                                                    ------------       ------------
     Total current assets ....................................         6,826,146          7,848,680

Note receivable ..............................................           139,804            111,557
Property & equipment, net ....................................        63,434,855         66,898,728
Intangible assets, net of accumulated amortization of $161,341 and $120,652 at December 28, 1997 and April 26, 1998,
  respectively ...............................................           839,101            614,551
Other assets .................................................         3,558,444          4,022,865
Investment in and advances to affiliates .....................           633,194            611,710
                                                                    ------------       ------------

      Total assets ...........................................      $ 75,431,544       $ 80,108,091
                                                                    ============       ============

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ...........................................      $  3,760,665       $  4,857,804
  Accrued expenses ...........................................         4,352,536          5,459,569
  Due to related party .......................................         3,000,000          1,500,000
  Current portion of long-term debt ..........................           463,862            687,788
  Current portion of capital lease obligations ...............         1,134,723          1,207,367
                                                                    ------------       ------------
      Total current liabilities ..............................        12,711,786         13,712,528

Long-term debt ...............................................        14,651,376         16,906,928
Capital lease obligations ....................................         6,773,662          6,335,004
                                                                    ------------       ------------

     Total liabilities .......................................        34,136,824         36,954,460

Shareholders' equity:
  Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,305,408 ...........................           279,162            279,162
  Additional paid-in capital .................................        48,535,944         48,535,944
  Accumulated deficit ........................................        (7,520,386)        (5,661,475)
                                                                    ------------       ------------

     Total shareholders' equity ..............................        41,294,720         43,153,631
Commitments and contingencies (note 12 and 13) ...............                --                 --
                                                                    ------------       ------------
Total liabilities and shareholders' equity ...................      $ 75,431,544       $ 80,108,091
                                                                    ============       ============




                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.

                            STATEMENTS OF OPERATIONS

For the fiscal years ended December 31, 1995, December 29, 1996, December 28, 1997 and for the 17 weeks ended April 26, 1998

                                                       December 31,        December 29,         December 28,       April 26,
                                                           1995               1996                 1997               1998
                                                        ------------       ------------       ------------       ------------
Total revenue ....................................      $ 34,275,496       $ 62,433,131       $ 92,795,056       $ 37,684,203

Cost of restaurant sales:
   Food and beverage .............................        12,084,134         21,381,810         30,991,210         12,129,493
   Labor and benefits ............................        12,019,723         19,748,626         27,849,037         10,340,174
   Occupancy and other ...........................         8,197,699         12,747,007         17,577,212          7,855,818
   Pre-opening amortization ......................           512,898          1,026,525          2,021,114            520,240
                                                        ------------       ------------       ------------       ------------


   Total cost of restaurant sales ................        32,814,454         54,903,968         78,438,573         30,845,725

Depreciation and amortization ....................         1,662,650          3,136,272          4,980,469          2,145,076
General and administrative .......................         3,327,680          4,470,900          6,207,580          2,210,483
Impairment of long-lived assets ..................                --                 --          1,120,238                 --
                                                        ------------       ------------       ------------       ------------

    Total operating expenses .....................        37,804,784         62,511,140         90,746,860         35,201,284
                                                        ------------       ------------       ------------       ------------


   Operating income (loss) .......................        (3,529,288)           (78,009)         2,048,196          2,482,919

Other income (expense):
   Interest expense, net .........................          (404,009)        (1,296,393)        (1,552,496)          (718,511)
   Equity in net income of affiliates ............           284,241            206,489             61,892             57,012
   Other, net ....................................           159,152            277,983            320,408            118,647
   Loss on sale of investment in affiliate .......                --                 --           (610,550)                --
                                                        ------------       ------------       ------------       ------------


        Total other income (expense) .............            39,384           (811,921)        (1,780,746)          (542,852)
                                                        ------------       ------------       ------------       ------------

   Pretax income (loss) ..........................        (3,489,904)          (889,930)           267,450          1,940,067

   Income tax ....................................                --                 --            175,705             81,156
                                                        ------------       ------------       ------------       ------------

        Net income (loss) ........................      $ (3,489,904)      $   (889,930)      $     91,745       $  1,858,911
                                                        ============       ============       ============       ============

Basic and diluted net income (loss) per
common share .....................................      $      (1.00)      $      (0.18)      $       0.01       $       0.20
                                                        ============       ============       ============       ============


Weighted average common shares
outstanding ......................................         3,496,570          4,909,894          9,305,408          9,305,408
                                                        ============       ============       ============       ============

Weighted average common shares and
share equivalents outstanding - assuming
dilution .........................................         3,496,570          4,909,894          9,305,408          9,326,642
                                                        ============       ============       ============       ============





                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the fiscal years ended December 31, 1995, December 29, 1996, December 28, 1997 and for the 17 weeks ended April 26, 1998


                                                          COMMON STOCK                        PREFERRED STOCK
                                                     SHARES           AMOUNT             SHARES           AMOUNT
                                                    ---------      ------------         ---------       ------------
Balance January 1, 1995 ...................         3,181,482      $     95,444         5,875,025       $     58,750

   Issuance of common stock ...............           620,264            18,618                --                 --
   Stock options exercised ................           118,518             3,556                --                 --
   Stock options outstanding ..............                --                --                --                 --
   Deferred compensation ..................                --                --                --                 --
   Net loss ...............................                --                --                --                 --
                                                    ---------      ------------         ---------       ------------

Balance December 31, 1995 .................         3,920,624           117,618         5,875,025             58,750

   Issuance of common stock ...............         3,287,030            98,612                --                 --
   Conversion of Series A to common .......
          shares ..........................         1,175,000            35,250        (3,525,000)           (35,250)
   Conversion of Series B to common
          shares ..........................           922,754            27,682        (2,350,025)           (23,500)
   Deferred compensation ..................                --                --                --                 --
   Net loss ...............................                --                --                --                 --
                                                    ---------      ------------         ---------       ------------


Balance December 29, 1996 .................         9,305,408           279,162                --                 --

   Deferred compensation ..................                --                --                --                 --
   Net income .............................                --                --                --                 --
                                                    ---------      ------------         ---------       ------------

Balance December 28, 1997 .................         9,305,408           279,162                --                 --
   Net income .............................                --                --                --                 --
                                                    ---------      ------------         ---------       ------------


Balance April 26, 1998 ....................         9,305,408      $    279,162                --       $         --
                                                    =========      ============         =========       ============





                                                      ADDITIONAL
                                                        PAID-IN          ACCUMULATED
                                                        CAPITAL            DEFICIT             TOTAL
                                                     ------------       ------------       ------------
Balance January 1, 1995 ...................          $ 20,717,368       $ (3,232,297)      $ 17,639,265

   Issuance of common stock ...............             6,000,573                 --          6,019,191
   Stock options exercised ................                49,777                 --             53,333
   Stock options outstanding ..............               118,800                 --            118,800
   Deferred compensation ..................               (79,200)                --            (79,200)
   Net loss ...............................                    --         (3,489,904)        (3,489,904)
                                                     ------------       ------------       ------------

Balance December 31, 1995 .................            26,807,318         (6,722,201)        20,261,485

   Issuance of common stock ...............            21,590,608                 --         21,689,220
   Conversion of Series A to common .......
          shares ..........................                    --                 --                 --
   Conversion of Series B to common
          shares ..........................                (4,182)                --                 --
   Deferred compensation ..................                39,600                 --             39,600
   Net loss ...............................                    --           (889,930)          (889,930)
                                                     ------------       ------------       ------------


Balance December 29, 1996 .................            48,433,344         (7,612,131)        41,100,375

   Deferred compensation ..................               102,600                 --            102,600
   Net income .............................                    --             91,745             91,745
                                                     ------------       ------------       ------------

Balance December 28, 1997 .................            48,535,944         (7,520,386)        41,294,720
   Net income .............................                    --          1,858,911          1,858,911
                                                     ------------       ------------       ------------


Balance April 26, 1998 ....................          $ 48,535,944       $ (5,661,475)      $ 43,153,631
                                                     ============       ============       ============





                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.
                            STATEMENTS OF CASH FLOWS



For the fiscal years ended December 31, 1995, December 29, 1996, December 28, 1997 and for the 17 weeks ended April 26, 1998

                                                                         December 31,    December 29,   December 28,    April 26,
                                                                             1995           1996            1997          1998
                                                                         ------------    ------------   ------------   -----------
Cash flows from operating activities
   Net income (loss) ................................................... $ (3,489,904)   $   (889,930)        91,745     1,858,911
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization .....................................    2,175,548       4,162,797      7,001,583     2,665,316
     Deferred tax benefit...............................................           --              --             --      (421,000)
     Noncash compensation expense ......................................       39,600          39,600        102,600            --
     Equity in net income of affiliate .................................     (284,241)       (206,489)       (61,892)      (57,012)
     Impairment of long-lived assets ...................................           --              --      1,120,238            --
     Loss on sale of investment in affiliate ...........................           --              --        610,550            --
   Changes in assets and liabilities, net of acquisitions of
     businesses:
     Decrease (increase) in accounts receivable ........................      133,868         (76,716)        79,218       (79,566)
     (Increase) in inventory ...........................................     (300,608)       (408,640)      (116,355)       (8,589)
     (Increase) in pre-opening costs ...................................     (763,839)     (2,218,197)    (1,616,884)     (382,848)
     (Increase) in other assets ........................................     (882,068)       (176,422)    (1,911,280)     (478,347)
     Decrease (increase) in prepaid expense ............................      (85,342)       (336,880)      (237,027)      272,879
     (Decrease) increase in accounts payable ...........................      911,772       3,414,788     (1,486,073)    1,097,139
     (Decrease) increase in accrued expenses ...........................    1,760,798         759,644      1,361,504     1,107,033
                                                                         ------------    ------------   ------------   -----------
       Net cash provided by (used in) operating activities .............     (784,416)      4,063,555      4,937,927     5,573,916
                                                                         ------------    ------------   ------------   -----------

Cash flows from investing activities
   Dividends received from affiliate ...................................           --              --         58,335        70,002
   Advances to affiliates, net .........................................       26,031        (222,120)       (41,241)        8,494
   Payments for intangibles ............................................           --         (54,570)       (30,912)       (4,761)
   Issuance of note to related party ...................................           --              --             --    (1,000,000)
   Issuance of promissory note .........................................           --              --             --      (100,000)
   Proceeds from payment on notes receivable ...........................       49,235          46,362         74,998        26,082
   Proceeds from sale-leaseback transactions ...........................    1,185,960         395,164      4,286,578            --
   Purchase of property and equipment ..................................  (14,541,042)    (19,859,672)   (15,192,521)   (5,594,988)
   Acquisition of restaurants ..........................................   (3,000,000)       (480,000)            --
   Deposit on Kendall restaurant acquisition ...........................           --              --       (400,000)           --
   Capital contribution to affiliate ...................................           --         (75,000)       (25,351)           --
                                                                         ------------    ------------   ------------   -----------

       Net cash used in investing activities ...........................  (16,279,816)    (20,249,836)   (11,270,114)   (6,595,171)
                                                                         ------------    ------------   ------------   -----------

Cash flows from financing activities
   Proceeds from short-term debt and amounts due to related parties ....    6,615,000       7,000,000             --            --
   Repayments of amounts due to related parties ........................           --      (4,600,000)    (2,000,000)   (1,500,000)
   Proceeds from long-term debt ........................................           --              --     15,000,000     2,880,000
   Repayments of long-term debt ........................................     (407,977)       (694,459)    (8,542,148)     (171,246)
   Payments on capital lease obligations ...............................     (144,765)       (256,381)      (649,432)     (366,014)
   Proceeds from issuance of common and preferred stock ................    6,072,524      18,189,235             --            --
                                                                         ------------    ------------   ------------   -----------

     Net cash provided by financing activities .........................   12,134,782      19,638,395      3,808,420       842,740
                                                                         ------------    ------------   ------------   -----------

Increase (decrease) in cash and cash equivalents .......................   (4,929,450)      3,452,114     (2,523,767)     (178,515)
Cash and cash equivalents at beginning of year .........................    7,734,493       2,805,043      6,257,157     3,733,390
                                                                         ------------    ------------   ------------   -----------
Cash and cash equivalents at end of year ............................... $  2,805,043    $  6,257,157   $  3,733,390     3,554,875
                                                                         ============    ============   ============   ===========
Supplementary disclosures:
   Interest paid ....................................................... $    525,276    $  1,369,897   $  2,215,401       808,822
                                                                         ============    ============   ============   ===========
   Income taxes paid ................................................... $         --    $         --   $    155,836   $    22,800
                                                                         ============    ============   ============   ===========



Noncash investing and financing activities:

   During the fiscal year ended December 31, 1995, the Company entered into capital leases for property and equipment in the amount of $4,100,000. In addition, the Company entered into mortgage notes payable amounting to approximately $2,000,000 during the fiscal year ended December 31, 1995. The Company assumed $270,000 in debt in connection with the assumption of a lease from a third party.

   During the fiscal year ended December 29, 1996, $3,500,000 of long-term debt was converted to common stock. The Company entered into capital lease obligations and seller financing mortgage agreements of $44,000 and $2,144,070, respectively, during the period from January 1, 1996 to December 29, 1996.

                 See accompanying notes to financial statements.

                              ROADHOUSE GRILL, INC.

                          NOTES TO FINANCIAL STATEMENTS

   December 31, 1995, December 29, 1996, December 28, 1997 and April 26, 1998

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

     As of April 26, 1998, Roadhouse Grill, Inc. owns and operates 44 and franchises three full-service, casual dining restaurants under the name "Roadhouse Grill". The Company was incorporated in October 1992 and opened the first Company-Owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 43 more restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York and Ohio. The Company has a 50 percent interest in a limited liability company which owns the Kendall, Florida restaurant ("Kendall"). The Company manages the operations of the Kendall restaurant pursuant to its operating agreement. Under this operating agreement, the Company receives management fees and is allocated its share of the restaurant's profits and losses. Two franchised locations are located in Kuala Lumpur, capital city of Malaysia, and one domestic franchise is located in Las Vegas, Nevada.

     On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Group (Cayman) Limited ("Berjaya"). The new fiscal year will end on the last Sunday in April.

     During 1997, the Company had four restaurants licensed by Buffets, Inc. During the 17 weeks ended April 26, 1998, the Company dissolved its licensee arrangement with Buffets, Inc. Buffets, Inc. will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part.

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

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations. During the fourth quarter of 1997, the Company recognized an impairment loss of $1,120,238 for the write-down of assets at two Company-Owned restaurants.

     (D)  INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill recorded as a result of a restaurant acquisition in 1995 (see Note 13) and are being amortized on a straight-line basis over 17 years, which is the lease term of the respective restaurant property. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render goodwill not recoverable. If such circumstances arise, the Company uses undiscounted future cash flows to determine whether the goodwill is recoverable.

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

     (I)  FISCAL YEAR

     The Company's fiscal year ends on the last Sunday in April.

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

     (K)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The fair value of long-term debt at December 28, 1997 and April 26, 1998 is approximately $15,115,238 and $17,594,716, respectively.

     (L)  REVENUE RECOGNITION

     Total revenues include sales at Company-Owned restaurants, royalties received from restaurants operating under franchise agreements, and fees earned under management agreements. Revenue earned from the game rooms and vending machines in the restaurants is included in other income.

     (M) NEW ACCOUNTING STANDARDS

     In February 1997, Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which establishes standards for disclosing information about an entity's capital structure. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 129 during fiscal 1997 and determined there was no material impact to the Company's financial statements and notes thereto.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 during fiscal 1997 and determined there was no material impact to the Company's financial statements and notes thereto.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This Statement supersedes Statement of Financial Accounting Standards No. 14 and parts of various other statements and provides accounting guidance for reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. The Statement uses a "management approach" to identify operating segments. Reportable segments are operating segments that meet specified quantitative thresholds. The Statement also uses a "management approach" for determining some of the information required to be disclosed. This Statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 during the 17 weeks ended April 26, 1998 and determined that there is no material impact to the Company's financial statements and notes thereto.

     In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance in determining capitalizable costs incurred in connection with the development or acquisition of internal use software. SOP 98-1 states that certain costs incurred during the "Application Development Stage," (design of chosen path, coding, installation to hardware, and testing) be capitalized. These costs include external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with SFAS No. 34, "Capitalization of Interest Costs." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Initial application should be as of the beginning of the fiscal year and applied to costs incurred for all projects during that fiscal year, including projects in progress upon initial application of SOP 98-1. The Company does not believe that the adoption of SOP 98-1 will have a material impact on the Company's financial statements and notes thereto.

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOPs and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of April 26, 1998 were $966,688.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's financial statements and notes thereto.

     (N)  NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS No. 128 which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

     On October 9, 1996, the Board of Directors declared a one-for-three reverse stock split (see Note 8). All per share data appearing in the financial statements have been retroactively adjusted for the reverse split.

     (O)  ADVERTISING COSTS

     During 1995, the Company adopted Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). The adoption of SOP 93-7 did not have a material impact on the Company's financial position or results of operations. The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ending December 31, 1995, December 29, 1996, December 28, 1997 and for the 17 weeks ended April 26, 1998 amounted to approximately $1,273,000, $1,378,000, $1,127,000 and $1,394,000, respectively. Advertising expense is included within "occupancy and other" in the accompanying Statements of Operations.

     (P)  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current presentation.

     (2)  COMPARATIVE STATEMENT OF OPERATIONS

     The following represents the Company's (unaudited) Comparative Statement of Operations for the 17 weeks ended April 27, 1997:


                                                   (in thousands, except per share data)
                                                                 April 27,
                                                                   1997
                                                              -------------
Total revenue ....................................            $      30,285

Cost of restaurant sales:
   Food and beverage .............................                   10,056
   Labor and benefits ............................                    8,957
   Occupancy and other ...........................                    6,214
                                                              -------------

   Total cost of restaurant sales ................                   25,227

Depreciation and amortization ....................                    1,454
General and administrative .......................                    1,773
                                                              -------------

    Total operating expenses .....................                   28,454
                                                              -------------

   Operating income ..............................                    1,831

Other income (expense):
   Interest expense, net .........................                     (347)
   Equity in net income of affiliates ............                       29
   Other, net ....................................                      110
   Loss on sale of investment in affiliate .......                       --
                                                              -------------

        Total other (expense) ....................                     (208)
                                                              -------------

   Pretax income .................................                    1,623

   Income tax ....................................                       40
                                                              -------------

        Net income ...............................            $       1,583
                                                              =============

Basic and diluted net income per
common share .....................................            $        0.17
                                                              =============

Weighted average common shares
outstanding ......................................                9,305,408
                                                              =============

Weighted average common shares and
share equivalents outstanding - assuming
dilution .........................................                9,315,307
                                                              =============


     The unaudited Statement of Operations for the 17 weeks ended April 27, 1997 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of operations for the 17 weeks ended April 27, 1997.

     (3)  PROPERTY AND EQUIPMENT

         Property and equipment, net, consist of the following at:

                                          DECEMBER 28,      APRIL 26,       ESTIMATED
                                             1997             1998         USEFUL LIVES
                                         -----------      -----------      ------------
Building ..........................      $18,459,424      $18,350,737        20 years
Land ..............................       11,848,765       11,698,765          -
Furniture and equipment ...........       17,867,811       20,031,354       3-7 years
Leasehold improvements ............       23,614,442       25,750,918      7-10 years
                                         -----------      -----------


                                          71,790,442       75,831,774

Less accumulated depreciation .....        9,373,710       11,371,273
                                         -----------      -----------
                                          62,416,732       64,460,501

Construction in progress ..........        1,018,123        2,438,227
                                         -----------      -----------
                                         $63,434,855      $66,898,728
                                         ===========      ===========




     Included in property and equipment are buildings and equipment under capital leases of $8,937,819 and $8,924,883 at December 28, 1997 and April 26, 1998, respectively (see Note 4). The Company capitalized interest costs of approximately $394,000 and $51,598 during the fiscal period ended December 28, 1997 and the 17 weeks ended April 26, 1998, respectively, with respect to qualifying construction projects.

     (4)  CAPITAL LEASES

     The following is a schedule of future minimum lease payments required under capital leases as of April 26, 1998:

          1999 ..................................................      $ 2,027,522
          2000 ..................................................        2,033,329
          2001 ..................................................        1,757,012
          2002 ..................................................        1,122,166
          2003 ..................................................          479,694
          Thereafter ............................................        4,637,146
                                                                       -----------
          Total minimum lease payments ..........................       12,056,869
          Less amount representing interest at varying rates
            ranging from 9.5 percent to 13 percent ..............        4,514,498
                                                                       -----------

          Present value of net minimum capital lease payments ...        7,542,371

          Less current portion of capital lease obligations .....        1,207,367
                                                                       -----------
          Minimum capital lease obligations excluding current
           portion ..............................................      $ 6,335,004
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

     (5)  OPERATING LEASES

     The Company leases the majority of its operating restaurant facilities. The lease terms range from 5 to 10 years and generally provide for renewal options extending the lease term to 20 years.

     The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 26, 1998:

          1999 ..............................      $ 3,194,593
          2000 ..............................        3,094,560
          2001 ..............................        3,052,914
          2002 ..............................        2,966,274
          2003 ..............................        2,921,966
          Thereafter ........................       14,008,876
                                                   -----------
          Total minimum lease payments ......      $29,239,183
                                                   ===========

     The total rent expense for operating leases was $1,524,900, $1,719,900, $3,900,700 and $1,225,300 for fiscal 1995, fiscal 1996, fiscal 1997 and the 17 weeks ended April 26, 1998, respectively.

     (6)  INVESTMENT IN AND ADVANCES TO AFFILIATES

     As discussed in Note 1(a), the Company had a 50 percent interest in Boca at December 29, 1996, and a 50 percent interest in Kendall at December 31, 1995, December 29, 1996, December 28, 1997 and April 26, 1998.

     The Company accounted for these investments under the equity method. Summarized balance sheet and income statement information for these investments is as follows:

                                                    DECEMBER 28,      APRIL 26,
          SUMMARIZED BALANCE SHEETS:                    1997            1998
          --------------------------                 ----------      ----------
          Current assets ......................      $   55,267      $   36,065
          Property and equipment, net .........         648,937         663,943
          Other ...............................          19,721          19,090
                                                     ----------      ----------
            Total assets ......................         723,925         719,098
                                                     ----------      ----------

          Current liabilities .................         369,564         320,586
                                                     ----------      ----------
            Total liabilities .................         369,564         320,586
                                                     ----------      ----------

          Net assets ..........................      $  354,361      $  398,512
                                                     ==========      ==========


          Revenue .............................      $3,226,727      $1,055,129
                                                     ----------      ----------
          Operating income ....................      $  335,055      $  181,448
                                                     ----------      ----------
          Net income ..........................      $  287,031      $  186,682
                                                     ----------      ----------

     Under the terms of the operating agreements discussed in Note 1(a), profits and losses are allocated 50 percent to each partner for each affiliate. Kendall cash distributions are paid 25 percent to the Company and 75 percent to its partner until such time as the partners recover their investment. Thereafter, the cash distributions are paid 50 percent to each partner.

     Also included in investment in and advances to affiliates at December 28, 1997 and April 26, 1998 is $250,400 and $231,400 in cash advances made by the Company to its affiliates.

     (7)  LONG-TERM DEBT

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

     On March 27, 1998, the Company entered into a $2,880,000 loan facility with Finova Capital Corporation. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-Owned restaurants with an interest rate of 8.96%. The Company's management expects that the proceeds, net of fees and other costs, will be used primarily for expansion of the Company.

     Annual maturities on notes payable as of April 26, 1998 are as follows:

          1999 ....................      $   687,788
          2000 ....................          755,218
          2001 ....................          829,264
          2002 ....................          910,577
          2003 ....................          999,869
          Thereafter ..............       13,412,000
                                         -----------
                                          17,594,716

          Less current portion ....          687,788
                                         -----------
                                         $16,906,928
                                         ===========

     The carrying amount of assets used as collateral is approximately $23,120,775 and $22,982,992 at December 28, 1997 and April 26, 1998,
respectively.

     (8)  CAPITAL STOCK

     As of December 31, 1995, the Company's capital structure consisted of 30,000,000 shares of authorized common stock, with a par value of $.01 of which 11,761,872 shares were issued and outstanding.

     In April 1996, Berjaya converted $3,500,000 of debt into shares of common stock at $3.60 per share. In addition, Berjaya purchased an additional $5,000,000 of shares of common stock at $3.60 per share.

     On October 9, 1996, the Board of Directors approved a one-for-three reverse stock split, which was effective prior to the date of the Company's Initial Public Offering ("IPO"). In addition, the Board of Directors approved an increase in the common stock par value from $0.01 to $0.03. The number of shares in the accompanying financial statements have been restated to retroactively reflect the reverse stock split. There were no changes to the Company's common stock and additional paid-in capital accounts as a result of the reverse stock split and par value change.

     In December 1996, the Company completed an IPO of 2,500,000 shares of common stock at $6.00 per share. The proceeds of approximately $13.2 million, net of underwriting discounts and other costs incurred in connection with the IPO, were used for the repayment of debt, the acquisition of a 50 percent interest in a former franchised restaurant, and for expansion of the Company.

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

     (9)  STOCK OPTION PLANS

     During the fiscal year ended January 1, 1995, options were issued to the former President and Chief Executive Officer to purchase 355,555 shares of the authorized, but unissued shares of common stock at a purchase price of $0.15 per share in connection with the founding of the Company. An additional 500,000 options were issued to the former President and Chief Executive Officer at $2.50 per share during the fiscal year ended January 1, 1995. These options are exercisable at any time prior to July 31, 1998. During the fiscal year ended December 31, 1995, certain of these options were exercised whereby 355,555 shares of common stock were purchased at $0.15 per share. In October 1996, the Company granted 450,000 options to the former President and Chief Executive Officer at $3.60 per share, subject to adjustment for the reverse stock split discussed below and for such other adjustments provided in the stock option agreement. In connection with the granting of these options, the Company has recorded $39,600, $39,600, $102,600 and $0 in compensation expense for each of the fiscal years ended December 31, 1995, December 29, 1996, December 28, 1997 and the 17 weeks ended April 26, 1998, respectively. At December 31, 1995, December 29, 1996, December 28, 1997 and for the 17 weeks ended April 26, 1998, deferred compensation expense amounted to $79,200, $39,600, $0 and $0, respectively, and is included in additional paid-in capital.

     As discussed in Note 8, the Board of Directors declared a one-for-three reverse stock split in October 1996. Concurrent with the reverse split, the number of shares issuable upon the exercise of each outstanding option was adjusted for the one-for-three reverse split and the exercise of each outstanding option was adjusted such that the total amount paid upon exercise of the option in full did not change. All of the following information regarding stock options has been adjusted to reflect the reverse stock split.

     A Stock Option Plan (the "Plan") was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees, and 83,333, 216,666, 516,666 and 516,666 shares of the Company's common stock were reserved for issuance pursuant to such plan at December 31, 1995, December 29, 1996, December 28, 1997 and April 26, 1998, respectively. These options vest over a three-year period from the date of grant and are exercisable for a period of ten years after grant. On April 25, 1994, options were issued to a consultant of the Company to purchase 3,333 shares of common stock at a purchase price of $4.50 per share. During the fiscal years ending December 31, 1995, the Company granted options to employees under the stock option plan to purchase 52,658 shares of common stock at $7.50 per share and granted certain directors options to purchase 6,666 shares of the Company's common stock at a price of $7.50 per share. During 1996, the Company granted options to employees to purchase 115,416 shares of common stock at a price of $10.80 per share and certain directors options to purchase 50,000 shares of the Company's common stock at a price ranging from $6.00 to $6.13 per share. During 1997, the Company granted options to employees to purchase 173,000 shares of common stock at a price of $6.75 per share and certain directors options to purchase 15,000 shares of the Company's common stock at a price of $6.38 per share.

     In February 1998, options were granted to the President and Chief Executive Officer, the general counsel and a consultant of the Company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. According to the terms of the original agreement (the "Agreement"), these options vested as follows: 100,000 vested at the date of grant, 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $9.50 per share. The Agreement was later amended (effective as of the grant date) with respect to the vesting schedule and the general counsel and consultant became employees of the Company. According to the terms of the amended agreement, all the options vest at the date of grant. The options are exercisable for a period of ten years after grant. In addition, the Company granted options to purchase 15,000 shares of common stock, at $3.50 per share, to the family of Tan Kim Poh, deceased former Chairman of the Board of Directors of the Company. These options were all granted outside the Plan. No compensation expense was recorded as a result of these issuances during the 17 weeks ended April 26, 1998.

     At April 26, 1998, there were 144,628 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1995, 1996, 1997 and the 17 weeks ended April 26, 1998, was $4.12, $4.20, $3.49 and $2.05, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 0.0%, risk-free interest rate of 6.6%, historical volatility of 66.4% and an expected life of 8 years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.6%, historical volatility of 66.4% and an expected life of 8 years; 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.1%, historical volatility of 63.6% and an expected life of 4 years; 1998 (17 weeks ended April 26, 1998) - expected dividend yield 0.0%, risk-free interest rate of 5.5%, historical volatility of 63.6% and an expected life of 5 years.

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

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting for its Plan and, accordingly, recognized compensation expense for certain options, as discussed above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                                                                                                                     17 WEEKS
                                                             FISCAL              FISCAL             FISCAL             ENDED
                                                               1995               1996              1997          APRIL 26, 1998
                                                            -----------        -----------         -------        --------------
         Net income (loss)              As reported         $(3,489,904)       $  (889,930)        $91,745          $1,858,911
                                        Pro forma            (3,612,122)        (1,278,541)         (9,773)          1,211,680

         Net income (loss) per share    As reported         $     (1.00)       $     (0.18)        $  0.01          $     0.20
                                        Pro forma                 (1.03)             (0.26)           0.00          $     0.13




     Pro forma net income (loss) reflects only options granted in 1995, 1996, 1997 and the 17 weeks ended April 26, 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period ranging from one to three years and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:


                                                   NUMBER OF   WEIGHTED-AVERAGE
                                                    SHARES     EXERCISE PRICE
                                                   --------    ---------------
          Balance at January 1, 1995 ........       288,518       $   4.57
               Granted ......................        59,324           7.50
               Exercise .....................      (118,518)          0.45
               Forfeited ....................            --             --
               Expired ......................            --             --

          Balance at December 31, 1995 ......       229,324           7.46
               Granted ......................       315,416           7.56
               Exercised ....................            --             --
               Forfeited ....................            --             --
               Expired ......................            --             --

          Balance at December 29, 1996 ......       544,740           7.52
               Granted ......................       188,000           6.72
               Exercised ....................            --             --
               Forfeited ....................       (15,068)          6.86
               Expired ......................       (18,349)          7.13

          Balance at December 28, 1997 ......       699,323           6.66

               Granted ......................       315,000           3.50
               Exercised ....................            --            --
               Forfeited ....................       (24,331)          6.75
               Expired ......................        (1,287)          7.14

          Balance at April 26, 1998 .........       988,705       $   5.65



     At April 26, 1998 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.50 to $7.50 and 5.2 years, respectively.

     At December 28, 1997 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 to $7.50 and 3.7 years, respectively.

     At December 29, 1996 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 to $10.80 and 6.77 years, respectively.

     At December 29, 1996, December 28, 1997 and April 26, 1998, the number of options exercisable was 135,875, 398,417 and 384,260, respectively, and the weighted-average exercise price of those options was $7.43, $6.66 and $6.59, respectively.

     (10) INCOME TAXES

     As a result of the Company's net operating losses and associated net operating loss carry-forward, the Company had no federal income tax payable for fiscal years ended December 31, 1995, December 29, 1996, and December 28, 1997. The Company had an income tax payable of $456,153 at April 26, 1998. In fiscal 1997, the Company had income tax expense amounting to $175,705, representing state income tax and alternative minimum tax. Income tax expense for the 17 weeks ended April 26, 1998 consists of the following:

                   Current:
                     Federal ................ $ 458,000
                     State ..................    44,156
                                               --------
                                                502,156

                   Deferred federal .........  (421,000)
                                               --------
                                              $  81,156
                                               ========

     The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:

                                                                       DECEMBER 28,         APRIL 26,
                                                                           1997               1998
                                                                       -----------       -------------
          Deferred tax assets:
              Net operating loss carryforward ...................      $   666,000        $    50,000
              Pre-opening expenses, differences principally
                  due to differences in amortization ............          319,000            284,000
              Accrued workers' compensation .....................          131,000            149,000
              Property and equipment ............................        1,004,000            937,000
              Other .............................................        1,178,000          1,796,000
              Less valuation allowance ..........................       (3,258,000)        (2,540,000)
                                                                       -----------        -----------
                                                                            40,000            676,000

          Deferred tax liabilities:
              Property and equipment principally due to
                 differences in depreciation ....................               --            (92,000)
              Other .............................................          (40,000)          (163,000)
                                                                       -----------        -----------
                                                                       $        --        $   421,000
                                                                       ===========        ===========

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

     At April 26, 1998, the Company has a Florida net operating loss carry-forward of $1,400,000 consisting of $780,000 and $620,000 expiring in varying amounts through 2010 and 2011, respectively.

     The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. federal corporate tax rate of 34 percent to earnings before income taxes), for the 17 weeks ended April 26, 1998 as follows:

                                                                 APRIL 26,
                                                                    1998
                                                                ----------

            Income taxes at statutory rates...................     34.00 %
            State and local taxes, net of federal
                tax benefit...................................      4.85 %
            FICA tip tax credit...............................      2.27 %
            Utilization of Net Operating Loss Carry-forward...    (20.51)%
            Release of valuation allowance....................    (16.55)%
            Other non-deductible items........................      0.12 %
                                                                  -------
                                                                    4.18 %
                                                                  =======
     (11) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

     Approximately 56 percent of the restaurants currently owned and operated by the Company are located in the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy. Furthermore, the Company may be affected by changing conditions within the food service industry.

     For the fiscal years ended December 29, 1996, December 28, 1997 and the 17 weeks ended April 26, 1998, two suppliers comprised approximately 89%, 94% and 82%, respectively, of the Company's purchases. Purchases from these suppliers were approximately $21.4, $32.3 million and $9.5 million for fiscal 1996, 1997 and the 17 weeks ended April 26, 1998, respectively.

     (12)  COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

     At April 26, 1998, the Company had three restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $605,000 at April 26, 1998.

     (13) ACQUISITIONS

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

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C., a limited liability company, that owned the Kendall Joint Venture from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the IPO completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition is closed and consummated. Subsequent to December 1997, the Company negotiated the price down to $1,600,000 and anticipates completing the purchase in August 1998.

     In December 1996, the Company acquired a 50 percent ownership interest in Boca for approximately $480,000. The transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the investment amounted to $203,000 and was treated as goodwill, which was being amortized over the remaining lease term of Boca. Subsequent to the acquisition, the Company and the owner of the remaining 50 percent interest each contributed $75,000 to Boca.

     In December 1997, operations at Boca were discontinued and the Company sold its interest in Boca to Boca Raton Roadhouse Grill, L.C. (See Note 1(a)). Prior to this event, the Company managed the operations of Boca pursuant to its operating agreement. Under such operating agreement, the Company received management fees and was allocated its share of the restaurant's profits and losses.

     (14) EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

     The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% up to the first six percent contributed by each employee. The cost recognized by the Company for the fiscal year ended December 28, 1997 and the 17 weeks ended April 26, 1998, for matching contributions, was approximately $5,400 and $6,000, respectively.

     The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for the fiscal year ended December 28, 1997 and for the 17 weeks ended April 26, 1998, for matching contributions, was approximately $16,600 and $16,400, respectively.

     (15) RELATED PARTY TRANSACTIONS

     Berjaya directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2% of gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50 % of any franchise and reservation fees and 40 % of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2% of gross sales in the case of royalty fees. The Company did not recognize royalty income for fiscal 1997 and the 17 weeks ended April 26, 1998.

     In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least thirty Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong.

     As of December 28, 1997, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. Subsequent to December 28, 1997, one of the franchisees in Malaysia ceased operations. The Company recorded $44,000, $51,000 and $95,000 in royalty income from those restaurants during fiscal 1996, 1997 and the 17 weeks ended April 26, 1998, respectively.

     At December 28, 1997 and April 26, 1998, due to related parties consists principally of promissory notes in the amounts of $3,000,000 and $1,500,000, respectively, due to Berjaya. These notes bear interest at 8.5 percent.

     On January 12, 1998, the Company paid $1,500,000 of the promissory note, which had an original principal amount of $3,000,000. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of common stock to Berjaya to convert the remaining debt outstanding of $1,500,000 to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998.

     On April 13, 1998, the Company issued a promissory note to Berjaya for $1,000,000, with an annual interest rate of 10.55%. The note was scheduled to be repaid on June 15, 1998. The Company extended payment of the note to July 24, 1998, at which date the note was paid.

     During the fourth quarter of 1997, the Company engaged National Retail Group Inc. ("NRG"), a real estate and retailing consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company, addressing problems from previous management actions. SABi is wholly-owned by Ayman Sabi. NRG is an affiliate of Ayman Sabi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. During fiscal 1997, the Company paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively. During the 17 weeks ended April 26, 1998, the Company paid fees and reimbursed expenses in the aggregate amount of $141,048 to NRG. The Company did not make any payments to SABi during the 17 weeks ended April 26, 1998. The Company believes amounts paid for services rendered by NRG and SABi were fair and competitive, and represented the fair market value of such services.

     (16) INTERNAL REVENUE SERVICE EXAMINATION

     The Internal Revenue Service is currently examining the Company's income tax returns for the year ended December 31, 1995 and December 29, 1996. The Company believes that resolution of this exam will not have a material adverse effect on the Company's financial condition or results of operation.

     (17) NET INCOME (LOSS) PER COMMON SHARE ("EPS")

     The following is a reconciliation of the numerators (net income) and the denominators (common shares outstanding) of the basic and diluted per share computations for net income:

                                                    17 WEEKS ENDED APRIL  26, 1998
                                             -------------------------------------------
                                             Net Income           Shares          Amount
                                             ----------          ---------         -----
     BASIC EPS
     Net income available
     to common shareholders                  $1,858,911          9,305,408         $0.20

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                   --             21,234            --
                                             ----------          ---------         -----
     DILUTED EPS                             $1,858,911          9,326,642         $0.20
                                             ==========          =========         =====


     Options to purchase 685,927 shares of common stock at a weighted-average exercise price of $6.66 per share were outstanding during the 17 weeks ended April 26, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 26, 1998.

                                                     17 WEEKS ENDED APRIL 27, 1997
                                             --------------------------------------------
                                             Net Income           Shares           Amount
                                             ----------          ---------         ------
     BASIC EPS

     Net income available
     to common shareholders                  $1,582,743          9,305,408         $0.17

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                   --              9,899            --

     DILUTED EPS                             $1,582,743          9,315,307         $0.17
                                             ==========          =========         =====


     Options to purchase 403,786 shares of common stock at a weighted-average exercise price of $8.20 per share were outstanding during the 17 weeks ended April 27, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 27, 1997.

     As discussed in note 8, on February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares to Berjaya to convert $1,500,000 of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The transaction is expected to be consummated during the first quarter of fiscal 1999, as such, these shares are not included in the calculation of EPS as of April 26, 1998.

     For fiscal years ended December 31, 1995, December 29, 1996 and December 28, 1997, the number of weighted average common shares outstanding is essentially equivalent to the weighted average common share and share equivalents outstanding - assuming dilution.

     (18) QUARTERLY FINANCIAL DATA  (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 28, 1997 and December 29, 1996:

                                                    1ST QTR          2ND QTR          3RD QTR          4TH QTR        TOTAL YEAR
                                                 ------------     ------------     ------------     ------------     ------------
1997:

  Total revenues ..............................  $ 22,970,545     $ 22,960,818     $ 23,319,421     $ 23,544,272     $ 92,795,056
  Operating income (loss) .....................     1,453,421        1,164,619          (76,761)        (493,083)       2,048,196
  Net income (loss) ...........................     1,264,794          949,681         (498,699)      (1,624,031)          91,745
  Basic net income (loss) per common share ....          0.14             0.10            (0.05)           (0.17)            0.01
  Diluted net income (loss) per common share ..          0.14             0.10            (0.05)           (0.17)            0.01

1996:

  Total revenues ..............................  $ 13,868,867     $ 13,764,180     $ 16,147,214     $ 18,652,870     $ 62,433,131
  Operating income (loss) .....................       476,656         (331,963)        (210,251)         (12,451)         (78,009)
  Net income (loss)............................       346,025         (514,446)        (401,047)        (320,462)        (889,930)
  Basic net income (loss) per common share ....           .09            (0.11)           (0.08)           (0.05)           (0.18)
  Diluted net income (loss) per common share ..           .06            (0.11)           (0.08)           (0.05)           (0.18)




                               INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
------    -----------

3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 26, 1996, as amended (the "Registration Statement")).

3.2 Bylaws of the Company (incorporated by reference from the Company's Registration Statement).

10.1 Form of the Company's Development Agreement (incorporated by reference from the Company's Registration Statement Exhibit 10.2).

10.2 Form of the Company's Franchise Agreement (incorporated by reference from the Company's Registration Statement Exhibit 10.3).

10.3 Form of the Company's Stock Option Agreement (incorporated by reference from the Company's Registration Statement Exhibit 10.5).

10.4 Sub-Lease Agreement, dated July 31, 1995, between Equitable Real Estate Investment, Inc., Compass Management and Leasing, Inc. and the Company, for property located at 6600 N. Andrews Ave., Ste. 160, Ft. Lauderdale, Florida 33309 (incorporated by reference from the Company's Registration Statement Exhibit 10.6).

10.5 Assignment and Assumption Agreement, dated March 15, 1995, between Roadhouse Waterway, Inc. and Roadhouse Grill Commercial, Inc., for property located in Fort Lauderdale, Florida (lease of restaurant premises) (incorporated by reference from the Company's Registration Statement Exhibit 10.7).

10.6 Lease Agreement, dated April 26, 1994, between Piccadilly Cafeterias, Inc. and the Company, for property located in Winter Park, Florida (lease of restaurant premises) (incorporated by reference from the Company's Registration Statement Exhibit 10.8).

10.7 Ground Lease, dated May 25, 1995, between Bruno, Inc. and the Company, for property located in Sandy Springs, Georgia (lease of restaurant premises) (incorporated by reference from the Company's Registration Statement Exhibit 10.9).

10.8 Lease, dated April 17, 1995, between Captec Net Lease Realty, Inc. and New York Roasters, for property located in Cheektowaga, New York (lease of restaurant premises, assumed by the Company) (incorporated by reference from the Company's Registration Statement Exhibit 10.10).

10.9 Operating Agreement dated April 28, 1994, of Kendall Roadhouse Grill, L.C. (incorporated by reference from the Company's Registration Statement Exhibit 10.11).

10.10 Management Agreement, dated November 8, 1994, between Boca Roadhouse, Inc. and the Company (incorporated by reference from the Company's Registration Statement Exhibit 10.12).

10.11 1994 Registration Rights Agreement, dated February 10, 1994 (incorporated by reference from the Company's Registration Statement
          Exhibit 10.19).

10.12 Amendment to 1994 Registration Rights Agreement, dated June 8, 1994 (incorporated by reference from the Company's Registration Statement
          Exhibit 10.20).

10.13 Amendment to 1994 Registration Rights Agreement, dated July 26, 1996 (incorporated by reference from the Company's Registration Statement
          Exhibit 10.21).

10.14 Stock Option Agreement, dated February 10, 1994, between the Company and J. David Toole III (incorporated by reference from the Company's Registration Statement Exhibit 10.22).

10.15 Purchase and Sale Agreement, dated August 30, 1996, between Roadwear, Inc. and the Company, relating to the Kendall restaurant (incorporated by reference from the Company's Registration Statement Exhibit 10.28).

10.16 Promissory Note, dated August 16, 1996, made by the Company in favor of Berjaya (incorporated by reference from the Company's Registration Statement Exhibit 10.30).

10.17 Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (incorporated by reference from the Company's Registration Statement Exhibit 10.31).

10.18 Lease Transfer and Assumption Agreement for equipment used in the New York Roadhouse Grill restaurant, dated March 29, 1995, assumed by the Company (incorporated by reference from the Company's Registration Statement Exhibit 10.32).

10.19 Promissory Note, dated September 27, 1996, made by the Company in favor of Berjaya (incorporated by reference from the Company's Registration Statement Exhibit 10.35).

10.20 Amended and Restated 1994 Stock Option Plan (incorporated by reference from the Company's Registration Statement Exhibit 10.37).

10.21 Stock Purchase Agreement, dated May 26, 1995, between the Company and the several purchasers named in Schedule I (incorporated by reference from the Company's Registration Statement Exhibit 10.38).

10.22 Investment Agreement, dated October 25, 1995, between Berjaya and the Company (incorporated by reference from the Company's Registration Statement Exhibit 10.39).

10.23 Stock Option Agreement between the Company and J. David Toole III, dated October 24, 1996 (incorporated by reference from the Company's Registration Statement Exhibit 10.41).

10.24 Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended June 29, 1997 Exhibit 10.42).

10.25 Severance Agreement, dated July 29, 1997, between the Company and John David Toole III (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-8, dated August 19, 1997 Exhibit 10.43).

10.26 Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated September 12, 1997 (incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 28, 1997 Exhibit 10.44).

10.27 Mortgage and Security Agreement by and between the Company and Finova Capital Corporation, dated September 5, 1997 (incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 28, 1997 Exhibit 10.45).



                                      E-2

10.28 Promissory Note, dated September 5, 1997, made by the Company in favor of Finova Capital Corporation (incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended September 28, 1997 Exhibit 10.46).

10.29 Agreement for Purchase and Sale of Membership Interest in Boca Roadhouse, L.C., a limited liability company, dated December 15, 1997 (incorporated by reference from the Company's Form 10-K for the fiscal year ended December 28, 1997 Exhibit 10.47).

10.30 Roadhouse Grill, Inc. Deferred Compensation Plan, effective June 3, 1997 (incorporated by reference from the Company's Form 10-K for the fiscal year ended December 28, 1997 Exhibit 10.48).

10.31 Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996, by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited (incorporated by reference from the Company's Form 10-K for the fiscal year ended December 28, 1997 Exhibit 10.49).

10.32 Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference from the Company's Form 10-K for the fiscal year ended December 28, 1997 Exhibit 10.50).

10.33 Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated March 27, 1998 (incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended March 29, 1998 Exhibit 10.51).

10.34 Promissory Note, dated March 27, 1998, made by the Company in favor of Finova Capital Corporation (incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended March 29, 1998
          Exhibit 10.52).

21.0      Subsidiaries of the Registrant.

23.0      Consent of Experts and Counsel.

27        Financial Data Schedule.