Form 10-Q
period 1998-07-26
ROADHOUSE GRILL INC
filed 1998-08-31
CIK 1019376

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal quarter ended July 26, 1998

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


                  Registrant's telephone number (954) 489-9699


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No  / /
                                             ------    ------

         The number of shares of the registrant's common stock outstanding as of August 10, 1998 was 9,308,741.



===============================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                       FISCAL QUARTER ENDED JULY 26, 1998

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.           Condensed Financial Statements:

                  Condensed Balance Sheets as of July 26, 1998 (unaudited)
                       and April 26, 1998...............................................................      1

                  Condensed Statements of Operations for the Fiscal Quarters Ended
                       July 26, 1998 and July 27, 1997 (unaudited)......................................      2

                  Condensed Statement of Changes in Shareholders' Equity
                       for the Fiscal Quarter Ended July 26, 1998 (unaudited) ..........................      3

                  Condensed Statements of Cash Flows for the Fiscal Quarters Ended
                      July 26, 1998 and July 27, 1997 (unaudited) ......................................      4

                  Notes to Condensed Financial Statements...............................................      5

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................      7



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................     12

Item 6.           Exhibits and Reports on Form 8-K......................................................     12

Signatures        ......................................................................................     13

Exhibit Index     ......................................................................................     14


                                     PART I

Item 1.           Financial Statements

                              ROADHOUSE GRILL, INC.
                            Condensed Balance Sheets
                        July 26, 1998 and April 26, 1998

                                                                                  July 26,                  April 26,
                                                                                    1998                      1998
                                                                          -------------------------   ----------------------
                                                                                (Unaudited)
                                 Assets
Current assets:
  Cash and cash equivalents...........................................            $     2,628,347          $     3,554,875
  Accounts receivable.................................................                    304,479                  242,381
  Inventory...........................................................                    968,080                  939,169
  Due from related party..............................................                         --                1,000,000
  Current portion of note receivable..................................                    184,198                  182,536
  Pre-opening costs, net..............................................                    875,990                  966,688
  Deferred tax assets, net............................................                    421,000                  421,000
  Prepaid expenses....................................................                    578,046                  542,031
                                                                          -------------------------   ----------------------
     Total current assets.............................................                  5,960,140                7,848,680

Note receivable.......................................................                     89,874                  111,557
Property & equipment, net.............................................                 67,279,869               66,898,728
Intangible assets, net of accumulated amortization of $130,425 and
  $120,652 at July 26, 1998 and April 26, 1998, respectively..........                    604,778                  614,551
Other assets..........................................................                  4,120,118                4,022,865
Investment in and advances to affiliates..............................                    568,137                  611,710
                                                                          -------------------------   ----------------------

      Total assets....................................................            $    78,622,916          $    80,108,091
                                                                          =========================   ======================

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable....................................................            $     3,319,875          $     4,857,804
  Accrued expenses....................................................                  3,773,603                5,459,569
  Due to related parties..............................................                  1,500,000                1,500,000
  Current portion of long term debt...................................                    698,593                  687,788
  Current portion of capitalized lease obligations....................                  1,245,577                1,207,367
                                                                          -------------------------   ----------------------
      Total current liabilities ......................................                 10,537,648               13,712,528

Long term debt........................................................                 16,785,911               16,906,928
Capitalized lease obligations.........................................                  6,870,696                6,335,004
                                                                          -------------------------   ----------------------

     Total liabilities................................................                 34,194,255               36,954,460

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,308,741 and 9,305,408 shares as of
  July 26, 1998 and April 26, 1998, respectively......................                    279,262                  279,162
Additional paid-in-capital............................................                 48,550,843               48,535,944
Accumulated deficit...................................................                (4,401,444)              (5,661,475)
                                                                          -------------------------   ----------------------

      Total shareholders' equity......................................                 44,428,661               43,153,631
Commitments and contingencies (Note 2)................................                         --                       --
                                                                          -------------------------   ----------------------
      Total liabilities and shareholders' equity......................            $    78,622,916          $    80,108,091
                                                                          =========================   ======================


            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       Condensed Statements of Operations
          For the fiscal quarters ended July 26, 1998 and July 27, 1997
                                   (Unaudited)

                                                                                           Fiscal Quarter Ended
                                                                                      ------------------------------
                                                                                       July 26,           July 27,
                                                                                         1998               1997
                                                                                      -----------        -----------
Total revenue .................................................................       $29,040,361        $23,083,009

Cost of restaurant sales:
   Food and beverage ..........................................................         9,608,215          7,695,642
   Labor and benefits .........................................................         8,232,892          7,009,079
   Occupancy and other ........................................................         5,821,087          4,422,891
   Pre-opening amortization ...................................................           363,355            555,053
                                                                                     ------------       ------------

   Total cost of restaurant sales .............................................        24,025,549         19,682.665

Depreciation and amortization .................................................         1,716,503          1,210,416
General and administrative ....................................................         1,630,808          2,082,971
                                                                                     ------------       ------------

   Total operating expenses ...................................................        27,372,860         22,976,052
                                                                                     ------------       ------------
   Operating income ...........................................................         1,667,501            106,957

Other income (expense):
   Interest expense, net ......................................................          (497,050)          (327,607)
   Equity in net income of affiliates .........................................            31,744             26,383
   Other, net .................................................................            92,775             88,660
                                                                                     ------------       ------------

        Total other income (expense) ..........................................          (372,531)          (212,564)
                                                                                     ------------       ------------

        Pretax income (loss) .................................................          1,294,970           (105,607)
Income tax ...................................................................             34,939             42,700
                                                                                     ------------       ------------
        Net income (loss) .....................................................        $1,260,031          $(148,307)
                                                                                     ============       ============

Basic net income (loss) per common
   share ......................................................................             $0.14             $(0.02)
                                                                                     ============       ============

Diluted net income (loss) per common
   share ......................................................................             $0.13             $(0.02)
                                                                                     ============       ============

Weighted average common shares
    outstanding ...............................................................         9,308,411          9,305,408
                                                                                     ============       ============

Weighted average common shares and
    share equivalents outstanding-
    assuming dilution .........................................................         9,523,738          9,305,408
                                                                                     ============       ============

            See accompanying notes to condensed financial statements.

                             ROADHOUSE GRILL, INC.
             Condensed Statement of Changes in Shareholders' Equity
                   For the fiscal quarter ended July 26, 1998
                                  (Unaudited)


                                       Common Stock             Additional
                                    ------------------            Paid-in          Accumulated
                                    Shares      Amount            Capital            Deficit            Total
                                    ------      ------          ----------         -----------          -----
Balance April 26, 1998 ........   9,305,408    $279,162         $48,535,944        $(5,661,475)      $43,153,631

Stock Options Exercised .......       3,333         100              14,899                 --            14,999

Net income ....................          --          --                  --          1,260,031         1,260,031
                                  ---------    --------         -----------        -----------       -----------

Balance July 26, 1998 .........   9,308,741    $279,262         $48,550,843        $(4,401,444)      $44,428,661
                                  =========    ========         ===========        ===========       ===========



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       Condensed Statements of Cash Flows
          For the fiscal quarters ended July 26, 1998 and July 27, 1997
                                   (Unaudited)


                                                                                          July 26,            July 27,
                                                                                            1998                1997
                                                                                         ----------          ---------
Cash flows from operating activities
   Net income ..................................................................       $ 1,260,031         $  (148,307)
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization..............................................         1,676,718           1,227,604
     Noncash compensation expense...............................................                --              80,650
     Equity in net income of affiliate..........................................           (31,744)            (26,383)
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable.................................           (62,098)           (256,228)
     Decrease (increase) in inventory...........................................           (28,911)            (58,351)
     Decrease (increase) in pre-opening costs...................................            90,698              44,806
     Decrease (increase) in prepaid expense.....................................           (36,015)            (97,220)
     Decrease (increase) in other assets........................................          (107,697)             41,220
     (Decrease) increase in accounts payable....................................        (1,537,929)            (47,531)
     (Decrease) increase in accrued expenses....................................        (1,685,968)          1,639,389
                                                                                       -----------         -----------

       Net cash provided by (used in) operating activities......................          (462,915)          2,399,649

Cash flows from investing activities
   Dividends received from affiliate............................................            70,002                  --
   Advances to affiliates, net..................................................             5,316             (19,388)
   Payments for intangibles.....................................................                --             (14,770)
   Proceeds from payment on notes receivable....................................         1,020,021              18,487
   Proceeds from sale-leaseback transaction.....................................           860,897           4,004,536
   Purchase of property and equipment...........................................        (2,037,646)         (4,720,557)
                                                                                       -----------         -----------
       Net cash used in investing activities....................................           (81,410)           (731,692)

Cash flows from financing activities
   Issuance of common stock.....................................................            14,999                  --
   Repayments of long-term debt.................................................          (110,212)           (235,818)
   Payments on capital lease obligations........................................          (286,990)           (355,943)
                                                                                       -----------         -----------

       Net cash provided by financing activities................................          (382,203)           (591,761)

Increase (decrease) in cash and cash equivalents................................          (926,528)          1,076,196
Cash and cash equivalents at beginning of period................................         3,554,875           1,587,040
                                                                                       -----------         -----------
Cash and cash equivalents at end of period......................................       $ 2,628,347         $ 2,663,236
                                                                                       ===========         ===========
Supplementary disclosures:
   Interest paid................................................................       $   633,955         $   451,382
                                                                                       ===========         ===========

   Income taxes paid............................................................       $   454,000         $        --
                                                                                       ===========         ===========



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                     Notes to Condensed Financial Statements



1.   Basis of Presentation

       The financial statements of Roadhouse Grill, Inc. (the "Company") for the fiscal quarters ended July 26, 1998 and July 27, 1997 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with then notes to condensed financial statements, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the 17 weeks ended April 26, 1998 (the "transition period").

       On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Group (Cayman) Limited ("Berjaya"). The new fiscal year ends on the last Sunday in April. The Company filed a form 10-K for the transition period which was from December 29, 1997 through April 26, 1998. This Form 10-Q is for the first quarter of fiscal year 1999 (April 27, 1998 through July 26, 1998). All previous year amounts have been recast to the new fiscal quarters.

       The results of operations for the fiscal quarter ended July 26, 1998 are not necessarily indicative of the results for the entire fiscal year ending April 25, 1999.

       Certain prior year balances have been reclassified to conform to the current presentation.


2.   Commitments and Contingencies

       The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

       During the quarter ended July 26, 1998, the Company completed construction of three new Company-owned restaurants, which were opened during the first quarter of fiscal 1999. As of July 26, 1998, the Company had contracted to purchase four sites and had letters of intent on three sites. The Company expects to begin construction on several sites during the second fiscal quarter of 1999.

3.   Acquisitions

       In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C., a limited liability company, that owned the Kendall Joint Venture from the joint venture partners for a purchase price of $2,300,000. The purchase price was to be paid from the proceeds of the IPO completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1,800,000 with a deposit of $400,000 paid in January 1997, and the remaining $1,400,000 payable by December 31, 1997 when the acquisition was expected to be closed and consummated. Subsequent to the end of the quarter, the Company purchased the remaining 50 percent interest in the Kendall Joint Venture for a purchase price of $1,600,000.


4.    Adoption of New Accounting Standards

       In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOPs and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of July 26, 1998 were $875,990.

5.    Conversion of Long-Term Debt into Shares of Common Stock

       On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya, the majority shareholder of the Company, to convert $1,500,000 of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The transaction is expected to be consummated during the second quarter of fiscal 1999.

6.    Loan Facility

       On March 27, 1998, the Company borrowed $2,880,000 from a $15 million loan facility with Finova Capital Corporation. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The Company's management expects that the proceeds, net of fees and other costs, will be used primarily for expansion of the Company.

7.    Sale-Leaseback Transaction

       Pursuant to a $16.5 million funding commitment received from CNL Group, Inc., the Company entered into a sale-leaseback transaction for a new Roadhouse Grill restaurant in Pensacola, Florida. The resulting lease term will be 13 years with a 9.9% rental factor.

8.    Net Income (Loss) per Common Share ("EPS")

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

                                                 Fiscal Quarter Ended July 26, 1998
                                             -------------------------------------------
                                             Net Income           Shares          Amount
                                             ----------           ------          ------
     Basic EPS
      Net income available
        to common shareholders               $1,260,031          9,308,411         $0.14

     Effect of Dilutive Securities
       Stock options                                 --            103,323            --

       Convertible debt                              --            112,004            --
                                             ----------          ---------         -----
     Diluted EPS                             $1,260,031          9,523,738         $0.13
                                             ==========          =========         =====


       Options to purchase 637,418 shares of common stock at a weighted-average exercise price of $6.66 per share were outstanding during the fiscal quarter ended July 26, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of July 26, 1998.


                                                  Fiscal Quarter Ended July 27, 1997
                                             -------------------------------------------
                                             Net Income           Shares          Amount
                                             -------------------------------------------
     Basic EPS
      Net income available
      to common shareholders                 $(148,307)          9,305,408       $(0.02)

     Effect of Dilutive Securities
      Stock options                                 --                  --           --
                                             ---------           ---------       ------
     Diluted EPS                             $(148,307)          9,305,408       $(0.02)
                                             ==========          =========       =======

       Options to purchase 364,784 shares of common stock at a weighted-average exercise price of $7.17 per share were outstanding during the fiscal quarter ended July 27, 1997 but were not included in the computation of diluted EPS because the Company recognized a net loss during the quarter, and including such options would result in anti-dilutive EPS.

9.    Stock Option Plan

       In February 1998, options were granted to the President and Chief Executive Officer, the General Counsel and a consultant of the Company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. All options vest at the date of grant and the General Counsel and consultant are employees of the Company. The options are exercisable for a period of ten years after grant. In addition, the Company granted options to purchase 15,000 shares of common stock, at $3.50 per share, to the family of Tan Kim Poh, deceased former Chairman of the Board of Directors of the Company. These options were all granted outside the Plan. No compensation expense was recorded as a result of these issuances during the fiscal quarter ended July 26, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto, included elsewhere in this Form 10-Q.

       Roadhouse Grill, Inc. currently owns and operates 47 full-service, casual dining restaurants under the name "Roadhouse Grill", (including Kendall Roadhouse Grill for which the Company purchased the minority interest outstanding subsequent to the end of the quarter). In addition, Roadhouse Grill, Inc. licenses one and franchises three full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 46 additional restaurants in 11 states. Two franchised locations are located in Kuala Lumpur, capital city of Malaysia, and one domestic franchise is located in Las Vegas, Nevada.

       In May 1997, the Company entered into a licensing agreement with Sunshine Roadhouse Group, Inc. for the licensing of the North Palm Beach, Florida restaurant.

       On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April to coincide with that of the majority shareholder, Berjaya.

       The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.5% of total revenues for the first quarter ended July 26, 1998. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

       The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. Pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, are amortized over a twelve-month period commencing with the first full accounting period after the restaurant opens. During the first quarter of 1999, pre-opening expenses incurred in connection with the opening of three Company-Owned restaurants averaged approximately $141,000.

       The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to July 26, 1998 was approximately $1,429,000. The average real estate acquisition cost for the 13 restaurant sites owned by the Company was approximately $911,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $102,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.1 million and $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

Results of Operations

       The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.

                                                           Fiscal Quarters Ended
                                                       -----------------------------
                                                       July 26, 1998   July 27, 1997
                                                       -------------   -------------
Total revenues.....................................        100.0%          100.0%

Cost of restaurant sales:
Food and beverage..................................         33.1            33.3
Labor and benefits.................................         28.3            30.4
Occupancy and other................................         20.0            19.2
Preopening amortization............................          1.3             2.4
                                                           -----           -----
Total cost of restaurant sales.....................         82.7            85.3

Depreciation and amortization......................          5.9             5.2
General and administrative.........................          5.6             9.0
                                                           -----           -----
   Total operating expenses........................         94.2            99.5
                                                           -----           -----

   Operating income ...............................          5.8             0.5
Other income (expense):
   Interest expense, net...........................         (1.7)           (1.4)
   Equity in net income of affiliates..............          0.1             0.1
   Other, net   ...................................          0.3             0.5
                                                           -----           -----
     Total other income (expense)..................         (1.3)           (0.8)
                                                           -----           -----

     Pretax income (loss)..........................          4.5            (0.3)
Income tax.........................................          0.1             0.2
                                                           -----           -----
     Net income (loss).............................          4.4%           (0.5)%
                                                           =====           =====

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

First Fiscal Quarter 1999. ended July 26, 1998 compared to First Fiscal Quarter 1998, ended July 27, 1997

     Restaurants open. At July 26, 1998 there were 46 Company-owned restaurants open, excluding the Kendall Joint Venture ("Company-owned restaurants"). At July 27, 1997, there were 36 Company-owned restaurants, excluding the Kendall Joint Venture and the Boca Raton, Florida restaurant, which was owned by a limited liability company in which the Company held a 50% ownership interest. (In December 1997, the Company sold its ownership interest in the limited liability company which owned the Boca Raton, Florida restaurant.) This represents a 27.8% increase in the number of Company-owned restaurants.

     Total revenues. Total revenues increased $5.9 million, or 26.0%, from $23.1 million for the first quarter of 1998 to

$29.0 million for the first quarter of 1999. This increase is primarily attributable to 10 Company-owned restaurant openings and an increase in comparable store sales of 0.2% for the 30 Company-owned restaurants opened for 18 months or longer.

     Food and beverage. Food and beverage costs as a percentage of sales decreased by 0.2% points from 33.3% for the first quarter of 1998 to 33.1% for the same period in 1999. This decrease was primarily due to improved operating procedures including portion control methods and increased management review and supervision.

     Labor and benefits. Labor costs as a percentage of sales decreased by 2.1% points from 30.4% for the quarter ended July 27, 1997 to 28.3% for the quarter ended July 26, 1998. This decrease was the result of the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit.

     Occupancy and other. Occupancy and other costs, as a percentage of sales increased by 0.8% points from 19.2% for the quarter ended July 27, 1997 to 20.0% for the quarter ended July 26, 1998. The increase is due to the implementation of a new marketing plan including television, radio and print media, partially offset by reductions in direct operating costs.

     Preopening amortization. Preopening amortization, as a percentage of sales decreased by 1.1% points from 2.4% for the quarter ended July 27, 1997 to 1.3% for the quarter ended July 26, 1998. The decrease is due to a larger base of restaurants open for more than one year, which no longer have preopening amortization expense.

     Depreciation and amortization. As a percentage of sales, depreciation and amortization increased by 0.7% points from 5.2% for the first quarter of 1998 to 5.9% for the first quarter of 1999. This is primarily due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original useful lives of the furniture, fixtures and equipment; therefore, depreciation expense is higher for the quarter ended July 26, 1998.

     General and administrative. General and administrative costs decreased as a percentage of sales from 9.0% for the first quarter of 1998 to 5.6% for the first quarter of 1999. This 3.4% point decrease is primarily due to severance charges of $430,000 or 1.9% of sales, incurred during the first quarter of fiscal 1998 for the departure of several key executives of the Company, including the President and Chief Executive Officer. General and administrative costs would have been $1.6 million, or 7.2% of sales for the quarter ended July 26, 1998, had these changes not been incurred.

     Total other income (expense). Total other income (expense) increased $159,967 from expense of $212,564 for the first quarter of 1998 to expense of $372,531 for the first quarter of 1999. As a percentage of sales, other income (expense) increased by 0.5% points from (0.8)% for the quarter ended July 27, 1997 to (1.3)% for the quarter ended July 26, 1998. The variance is due to an increase in interest expense as a result of new loan facilities obtained by the Company.

Adoption of New Accounting Standards

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOPs and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of July 26, 1998 were $875,990.

Liquidity and Capital Resources

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock and Preferred Stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     During the first fiscal quarter of 1999, the Company received financing commitments of $36.5 million, which will be used for developing new restaurants. These commitments of $16.5 million and $20 million were obtained from Franchise Finance Corporation of America and CNL Group, Inc., respectively. These commitments added substantial flexibility to the current development plan allowing the Company to focus on development of sites identified and on finding new sites for additional restaurants. There is no guarantee that these additional financings will be completed. Pursuant to the $16.5 million funding commitment received from CNL Group, Inc., the Company entered into a sale-leaseback transaction for a new Roadhouse Grill restaurant in Pensacola, Florida. During the quarter, $860,000 were advanced for this project.

     On March 27, 1998, the Company borrowed $2,880,000 from a $15 million loan facility with Finova Capital

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

     The Company's capital expenditures aggregated approximately $2.0 million for the quarter ended July 26, 1998 and $4.7 million for the quarter ended July 27, 1997, substantially all of which were used to open Roadhouse Grill restaurants. At December 28, 1997, the Company owed Berjaya, its majority shareholder $3,000,000 under a promissory note dated September 27, 1996 bearing interest at 8.5%. In January 1998, the Company paid $1,500,000 of the outstanding balance on this promissory note. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya to convert the remaining debt outstanding of $1,500,000 to common equity at a price of $3.75 per share based on the closing market price as of February 6, 1998. The transaction is expected to be consummated during the second quarter of fiscal 1999.

     The Company anticipates that it may require additional debt or equity financing in order to continue to open new restaurants. There can be no guarantee or assurance that the Company will conclude current financing discussions or that necessary financing will otherwise be available on terms acceptable to the Company, if at all. In the event the Company is unable to secure additional financing sufficient to support continued growth, the Company's operating and financial plans would require revision.

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($4.6 million as of July 26, 1998). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.



Seasonality and Quarterly Results

    The Company's sales and earnings fluctuate seasonally. Historically, the Company's highest earnings have occurred in its first and fourth fiscal quarters.

    On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya. With the new fiscal year structure, the Company's highest earnings are expected to occur in the third and fourth fiscal quarters. The new fiscal year ends on the last Sunday in April and consists of four 13 week quarters structured as follows:

o      1st Quarter - May, June, July
o      2nd Quarter - August, September, October
o      3rd Quarter - November, December, January
o      4th Quarter - February, March, April

    The following is a pro forma summary (unaudited) of the quarterly results of operations for the 12 months ended April 1998 and the 12 months ended April 1997 with the quarters structured according to the new fiscal year:


                                                         1st Qtr         2nd Qtr        3rd Qtr         4th Qtr       Total Year
                                                         -------         -------        -------         -------       ----------
12 Months Ended April 1998:
    Total revenues                                     $23,083,009     $22,866,463     $25,042,652     $29,202,089   $100,194,213
    Income prior to unusual or infrequent
      items                                                106,957         549,636       1,194,285       1,954,387      3,805,265
    (Loss) from impairment of assets(1)                         --              --      (1,120,238)             --     (1,120,238)
    Operating income(2)                                    106,957         549,636          74,047       1,954,387      2,685,027
    Pretax income (loss)(3)                               (105,607)        119,344        (999,226)      1,554,879        569,390
    Net income (loss)                                     (148,307)         69,844      (1,073,309)      1,504,601        352,829
    Basic net income (loss) per common share                 (0.02)           0.01           (0.12)           0.16           0.04
    Weighted average common shares outstanding           9,305,408       9,305,408       9,305,408       9,305,408      9,305,408
    Diluted net income (loss) per common share               (0.02)           0.01           (0.12)           0.16           0.04
    Weighted average common shares and share
         equivalents outstanding - assuming
         dilution                                        9,305,408       9,305,879       9,305,408       9,343,605      9,315,139

12 Months Ended April 1997:
    Total revenues                                     $14,461,029     $16,667,139     $20,017,892     $23,501,609    $74,647,669
    Operating income (loss)                               (389,522)       (226,897)        369,188       1,599,131      1,351,900
    Pretax income (loss)                                  (569,296)       (484,571)        105,271       1,451,383        502,787
    Net income (loss)                                     (569,296)       (484,571)         95,271       1,412,047        453,451
    Basic net income (loss) per common share                 (0.12)          (0.10)           0.01            0.15           0.07
    Weighted average common shares outstanding           4,697,232       4,747,379       7,852,849       9,305,408      6,650,717
    Diluted net income (loss) per common share               (0.12)          (0.10)           0.01            0.15           0.07
    Weighted average common shares and share
        equivalents outstanding - assuming dilution      4,697,232       4,747,379       7,872,237       9,311,336      6,653,874


     Quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Year 2000

     The Company has developed a plan to address the Year 2000 compliance issues. As part of that plan the Company will evaluate its internal information infrastructure, its major suppliers, financial institutions and credit card vendors. The Company will assess the costs related to Year 2000 compliance after each area is evaluated. At such point, the Company will accrue all costs that it expects to incur for each area. Roadhouse Grill is working diligently to complete the evaluation and its estimated date of completion is April 1999.



Impact of Inflation

     The Company does not believe that inflation has materially affected its results of operations during the past five fiscal years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers.

----------------------
(1) During the third quarter of proforma 1998, the Company recognized an impairment loss of $1,120,200, or $0.12 per share, relating to the write-down of two under-performing Company-Owned restaurants.
(2) During the first quarter of proforma 1998, the Company recognized non-recurring severance charges of $430,000, or $0.05 per share. These charges were incurred for the departure of key executives of the Company.
(3) During the third quarter of proforma 1998, the Company incurred a loss on divestiture of an under-performing joint venture of $611,000, or $0.07 per share.

Employees

     The Company competes with other companies for qualified personnel, especially management. A shortage of qualified personnel could materially affect the Company. The Company has not experienced a shortage of qualified personnel to date and believes that the risk of a shortage is minimal.

Site Location

     The Company competes in the marketplace for qualified restaurant locations. There is no assurance that the Company can find enough qualified sites to continue its rapid expansion.

Consumer Taste

     The restaurant industry is highly competitive and subject to changes in consumer tastes. The Company believes that it has the ability to respond quickly to changing taste and preferences because of its flexible format and trade name.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 31, 1998, by the undersigned, thereunto duly authorized.



                                                     ROADHOUSE GRILL, INC.
                                                         (Registrant)




/s/ Ayman Sabi                         President, Chief Executive Officer            August 31, 1998
-----------------------------------    and Director
Ayman Sabi                             (Principal Executive Officer)






/s/ Dennis C. Jones                    Chief Financial Officer,                      August 31, 1998
-----------------------------------    (Principal Financial Officer
Dennis C. Jones                        and Principal
                                       Accounting Officer)


                                INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------


21.0         Subsidiaries of the Registrant.

27           Financial Data Schedule.