Form 10-Q
period 1998-10-25
ROADHOUSE GRILL INC
filed 1998-12-08
CIK 1019376

===============================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Thirteen Weeks Ended October 25, 1998

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

     The number of shares of the registrant's common stock outstanding as of December 3, 1998 was 9,708,741.

===============================================================================

                             ROADHOUSE GRILL, INC.
                                   FORM 10-Q
                     THIRTEEN WEEKS ENDED OCTOBER 25, 1998

                                     INDEX


PART I.   FINANCIAL INFORMATION

                                                                                                          PAGE NO.
                                                                                                          --------
ITEM 1.           CONDENSED FINANCIAL STATEMENTS:

                  Condensed Balance Sheets as of October 25, 1998 (unaudited)
                       and April 26, 1998...............................................................      2

                  Condensed Statements of Operations for the Thirteen Weeks and
                      Twenty-Six Weeks Ended October 25, 1998 and October 26, 1997
                      (unaudited).......................................................................      3

                  Condensed Statement of Changes in Shareholders' Equity
                       for the Twenty-Six Weeks Ended October 25, 1998 (unaudited) .....................      4

                  Condensed Statements of Cash Flows for the Twenty-Six Weeks Ended
                      October 25, 1998 and October 26, 1997 (unaudited) ................................      5

                  Notes to Condensed Financial Statements...............................................      6



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................     10



PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     15

SIGNATURES        ......................................................................................     16

EXHIBIT INDEX     ......................................................................................     17


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             ROADHOUSE GRILL, INC.
                            CONDENSED BALANCE SHEETS
                      October 25, 1998 and April 26, 1998
                    ($ in thousands, except per share data)


                                                                              October 25,            April 26,
                                                                                 1998                  1998
                                                                          --------------------   ------------------
                                                                              (Unaudited)
                                 Assets
Current assets:
  Cash and cash equivalents...........................................          $      4,038           $    3,555
  Accounts receivable.................................................                   352                  242
  Inventory...........................................................                 1,016                  939
  Due from related party..............................................                    --                1,000
  Current portion of note receivable..................................                    55                  183
  Pre-opening costs, net..............................................                   618                  967
  Deferred tax assets, net............................................                   421                  421
  Prepaid expenses....................................................                 1,685                  542
                                                                          --------------------   ------------------
     Total current assets.............................................                 8,185                7,849

Note receivable.......................................................                   167                  112
Property & equipment, net.............................................                68,252               66,898
Intangible assets, net of accumulated amortization of $153
  and $121 at October 25, 1998 and April 26, 1998,
  respectively........................................................                 2,105                  615
Other assets..........................................................                 3,308                4,023
Investment in and advances to affiliates..............................                    --                  612
                                                                          --------------------   ------------------

      Total assets....................................................          $     82,017          $    80,109
                                                                          ====================   ==================

                   Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable....................................................          $      3,576           $    4,858
  Accrued expenses....................................................                 5,334                5,460
  Due to related parties..............................................                    --                1,500
  Current portion of long-term debt...................................                   717                  688
  Current portion of capitalized lease obligations....................                 1,395                1,207
                                                                          --------------------   ------------------
      Total current liabilities                                                       11,022               13,713

Long-term debt........................................................                16,542               16,907
Capitalized lease obligations.........................................                 7,619                6,335
                                                                          --------------------   ------------------

     Total liabilities................................................                35,183               36,955

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 and 9,305,408 shares as of
  October 25, 1998 and April 26, 1998, respectively...................                   291                  279
Additional paid-in-capital............................................                50,039               48,536
Accumulated deficit...................................................                (3,496)              (5,661)
                                                                          --------------------   ------------------

      Total shareholders' equity......................................                46,834               43,154
Commitments and contingencies (Note 2)................................                    --                   --
                                                                          --------------------   ------------------
      Total liabilities and shareholders' equity......................          $     82,017          $    80,109
                                                                          ====================   ==================



           See accompanying notes to condensed financial statements.

                             ROADHOUSE GRILL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
    For the thirteen weeks and twenty-six weeks ended October 25, 1998 and
            October 26, 1997 ($ in thousands, except per share data)
                                  (Unaudited)


                                                     Thirteen Weeks Ended                       Twenty-six Weeks Ended
                                               ----------------------------------         -----------------------------------
                                                October 25,           October 26,           October 25,           October 26,
                                                   1998                 1997                  1998                   1997
                                               -------------        -------------         -------------         -------------
Total revenue.........................         $     28,181         $     22,866          $     57,221          $     45,950

Cost of restaurant sales:
   Food and beverage..................                9,431                7,766                19,039                15,462
   Labor and benefits.................                8,058                6,833                16,291                13,842
   Occupancy and other................                5,316                4,510                11,137                 8,932
   Pre-opening amortization...........                  367                  500                   730                 1,054
                                         -------------------   ------------------    ------------------    ------------------

   Total cost of restaurant sales.....               23,172               19,609                47,197                39,290

Depreciation and amortization.........                1,839                1,384                 3,556                 2,595
General and administrative expenses...                1,698                1,324                 3,329                 3,407
                                         -------------------   ------------------    ------------------    ------------------

   Total operating expenses...........               26,709               22,317                54,082                45,292
                                         -------------------   ------------------    ------------------    ------------------

   Operating income...................                1,472                  549                 3,139                   658

Other income (expense):
   Interest expense, net..............                 (585)                (536)               (1,082)                 (864)
   Equity in net income (loss) of
   affiliates.........................                  (35)                   7                    (3)                   33
   Other, net.........................                  102                   99                   195                   188
                                         -------------------   ------------------    ------------------    ------------------

        Total other (expense).........                 (518)                (430)                 (890)                 (643)
                                         -------------------   ------------------    ------------------    ------------------

        Pretax income.................                  954                  119                 2,249                    15
Income tax............................                   50                   50                    84                    92
                                         -------------------   ------------------    ------------------    ------------------
        Net income (loss).............          $       904          $        69           $     2,165          $        (77)
                                         ===================   ==================    ==================    ==================

Basic net income (loss) per common
     share............................          $      0.10          $      0.01           $      0.23          $      (0.01)
                                         ===================   ==================    ==================    ==================

Diluted net income (loss) per common
     share............................          $      0.10          $      0.01           $      0.23          $      (0.01)
                                         ===================   ==================    ==================    ==================

Weighted-average common shares
     outstanding......................            9,423,027            9,305,408             9,365,719             9,305,408
                                         ===================   ==================    ==================    ==================

Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution................            9,486,874            9,305,879             9,507,768             9,305,408
                                         ===================   ==================    ==================    ==================





           See accompanying notes to condensed financial statements.

                             ROADHOUSE GRILL, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the twenty-six weeks ended October 25, 1998
                                ($ in thousands)
                                  (Unaudited)

                                       Common Stock                Additional
                                  --------------------             Paid-in-          Accumulated
                                    Shares      Amount              Capital            Deficit            Total
                                  ---------     ------            ----------         -----------        ---------
Balance April 26, 1998            9,305,408        $279             $48,536            $(5,661)         $ 43,154

Stock Options Exercised               3,333          --                  15                 --                15

Conversion of Debt to Equity        400,000          12               1,488                 --             1,500

Net income                               --          --                  --              2,165             2,165
                                  ---------        ----             -------            -------         ---------

Balance October 25, 1998          9,708,741        $291             $50,039            $(3,496)        $  46,834
                                  =========        ====             =======            ========        =========



           See accompanying notes to condensed financial statements.

                             ROADHOUSE GRILL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
     For the twenty-six weeks ended October 25, 1998 and October 26, 1997
                                ($ in thousands)
                                  (Unaudited)

                                                                                         October 25,        October 26,
                                                                                            1998               1997
                                                                                         -----------        -----------
Cash flows from operating activities
   Net income ..................................................................         $    2,165          $      (77)
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization..............................................              4,286               3,649
     Noncash compensation expense...............................................                 --                  81
     Equity in net (income) loss of affiliate...................................                  3                 (33)
     Changes in assets and liabilities:
       (Increase) in accounts receivable........................................               (110)               (238)
       (Increase) in inventory..................................................                (43)                (56)
       (Increase) in pre-opening costs..........................................               (381)               (864)
       (Increase) in prepaid expense............................................             (1,083)                (86)
       Decrease (increase) in other assets......................................                246                (371)
       (Decrease) in accounts payable...........................................             (1,282)               (833)
       (Decrease) increase in accrued expenses..................................               (131)              2,284
                                                                                         ----------          ----------
         Net cash provided by operating activities..............................              3,670               3,456

Cash flows from investing activities
   Dividends received from affiliate............................................                 93                  --
   Advances to affiliates, net..................................................                  9                 (49)
   Payments for intangibles.....................................................                (20)                (19)
   Acquisition of restaurant, net of cash acquired..............................             (1,359)                 --
   Proceeds from payment on note receivable from affiliate......................              1,000                  --
   Proceeds from payment on notes receivable....................................                 72                  37
   Proceeds from sale-leaseback transaction.....................................                861               4,503
   Purchase of property and equipment...........................................             (2,946)             (7,198)
                                                                                         ----------          ----------
         Net cash used in investing activities..................................             (2,290)             (2,726)

Cash flows from financing activities
   Decrease in cash overdraft...................................................                 --              (3,013)
   Issuance of common stock.....................................................                 15                  --
   Proceeds from long-term debt.................................................                 --              15,000
   Repayments of long-term debt.................................................               (336)             (7,657)
   Payments on capital lease obligations........................................               (576)               (603)
                                                                                         ----------          ----------
         Net cash provided by (used in) financing activities....................               (897)              3,727

Increase in cash and cash equivalents...........................................                483               4,457
Cash and cash equivalents at beginning of period................................              3,555               1,587
                                                                                         ----------          ----------
Cash and cash equivalents at end of period......................................         $    4,038          $    6,044
                                                                                         ==========          ==========
Supplementary disclosures:
   Interest paid................................................................         $    1,275          $    1,150
                                                                                         ==========          ==========

   Income taxes paid............................................................         $    1,155          $      131
                                                                                         ==========          ==========

   During the twenty-six weeks ended October 25, 1998, the Company issued 400,000 shares of common stock to Berjaya Cayman. The transaction was consumated pursuant to approval by the Board of Directors to convert $1.5 million of debt outstanding into common stock at a price of $3.75 per share.

   During the twenty-six weeks ended October 25, 1998, the Company entered into a capital lease transaction for real estate in the amount of $1.2 million.



           See accompanying notes to condensed financial statements.

                             ROADHOUSE GRILL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen weeks and twenty-six weeks ended October 25, 1998 and October 26, 1997, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to condensed financial statements, included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the seventeen weeks ended April 26, 1998 (the "transition period").

     The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, the fourth fiscal quarter consists of fourteen weeks.

     On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Group (Cayman) Limited ("Berjaya Cayman"). The new fiscal year ends on the last Sunday in April. The Company filed a form 10-K for the transition period which was from December 29, 1997 through April 26, 1998. This Form 10-Q is for the second quarter of fiscal year 1999 (July 27, 1998 through October 25, 1998). All previous year amounts have been recast to the new fiscal quarters.

     The results of operations for the thirteen weeks and twenty-six weeks ended October 25, 1998 are not necessarily indicative of the results for the entire fiscal year ending April 25, 1999.

     Certain prior year balances have been reclassified to conform to the current year presentation.

2. COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

     During the thirteen weeks ended July 26, 1998, the Company completed construction and opened three new Company-owned restaurants. No new restaurants were opened during the thirteen weeks ended October 25, 1998. As of October 25, 1998, construction was underway on seven sites which are expected to open during the third and fourth quarters of fiscal year 1999. In addition, as of October 25, 1998, the Company had contracted to purchase or lease two sites and had letters of intent on nine sites.

3. ACQUISITIONS

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in the Kendall Roadhouse Grill, L.C., a limited liability company, that owned the Kendall Joint Venture from the joint venture partners for a purchase price of $2.3 million. The purchase price was to be paid from the proceeds of the Initial Public Offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1.8 million with a deposit of $400,000 paid in January 1997, and the remaining $1.4 million payable by December 31, 1997 when the acquisition was expected to be closed and consummated. The purchase price was negotiated further and on August 14, 1998, the Company purchased the remaining 50 percent interest in the Kendall Joint Venture for a purchase price of $1.6 million.

     The Company accounted for this transaction using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. Approximately $716,000 was allocated to property and equipment and approximately $53,000 allocated to inventory and other assets. In connection with the acquisition, the Company also assumed certain liabilities in the amount of $12,000. Prior to the purchase, the Company had recorded its investment in the Kendall Joint Venture using the equity method. This resulted in an investment in affiliate balance amounting to approximately $273,000. In addition, the Company had recorded accounts receivable of approximately $232,000. These amounts were eliminated in connection with the purchase of the Kendall Joint Venture. The excess of the purchase price over the net assets acquired was recorded as goodwill and will be amortized over 16 years. Subsequent to the purchase, Kendall Roadhouse Grill L.C. ceased to exist as a legal entity.

     The Company's unaudited pro forma results of operations assuming the above acquisition had taken place on April 27, 1997 are as follows:

                      Twenty-six weeks                 Twenty-six weeks
                   ended October 25, 1998           ended October 26, 1997
                   ----------------------           ----------------------
                         ($ in thousands, except per share data)

Revenue                  $57,689                         $46,755

Net income                 2,169                          16,139

Basic EPS                $  0.23                         $  0.00

Diluted EPS              $  0.23                         $  0.00



4. ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of October 25, 1998 were $618,000.

5. CONVERSION OF LONG-TERM DEBT INTO SHARES OF COMMON STOCK

     On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya Cayman, the majority shareholder of the Company, to convert $1.5 million of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The transaction was consummated on September 30, 1998.

6. LEASES

    Pursuant to a $16.5 million funding commitment received from CNL Group, Inc., the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants in Pensacola, Florida during the first quarter of fiscal 1999 and Jacksonville, Florida during the second quarter of fiscal 1999. The resulting lease terms are 13 years with a 9.9% and a 9.5% rental factor for the Pensacola and Jacksonville restaurants, respectively. These transactions were recorded as financing-type leases with no deferred gain.

     Pursuant to a $20.0 million funding commitment received from Franchise Finance Corporation of America ("FFCA"), the Company entered into a lease for a new Roadhouse Grill restaurant in Panama City, Florida. The resulting lease terms are 14 years with a 9.5% rental factor.

7. NET INCOME (LOSS) PER COMMON SHARE ("EPS")

     The calculation of Basic EPS excludes all dilution and is based upon the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is a reconciliation of the numerators (net income) and the denominators (common shares outstanding) of the basic and diluted per share computations for net income:

                                            Thirteen Weeks Ended                       Twenty-six Weeks Ended
                                              October 25, 1998                            October 25, 1998
                                      ----------------------------------       -----------------------------------
                                      Net Income      Shares      Amount       Net Income      Shares       Amount
                                      ----------      ------      ------       ----------      ------       ------
                                                            ($ in thousands, except per share data)

BASIC EPS
Net income available
to common shareholders                  $904         9,423,027     $0.10        $2,165        9,365,719      $0.23

EFFECT OF DILUTIVE SECURITIES
Stock options                             --            42,777        --            --           76,884         --

Convertible debt                          --            21,070        --            --           65,165         --

DILUTED EPS                             $904         9,486,874     $0.10        $2,165        9,507,768      $0.23
                                        ====         =========     =====        ======        =========      =====

     Options to purchase 268,642 shares of common stock at a weighted-average exercise price of $6.70 per share were outstanding during the thirteen weeks and twenty-six weeks ended October 25, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of October 25, 1998.

                                            Thirteen Weeks Ended                          Twenty-six Weeks
                                              October 26, 1997                            October 26, 1997
                                      ----------------------------------       -----------------------------------
                                      Net Income      Shares      Amount       Net Income      Shares       Amount
                                      ----------      ------      ------       ----------      ------       ------
                                                            ($ in thousands, except per share data)

BASIC EPS
Net income available
to common shareholders                  $69         9,305,408      $0.01         $(77)        9,305,408     $(0.01)

EFFECT OF DILUTIVE SECURITIES
Stock options                            --               471         --           --                --         --

DILUTED EPS                             $69         9,305,879      $0.01         $(77)        9,305,408     $(0.01)
                                        ===         =========      =====         ====         =========     ======

     Options to purchase 702,965 shares of common stock at a weighted-average exercise price of $6.67 per share were outstanding during the thirteen weeks ended October 26, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of October 26, 1997.

     Options to purchase 702,965 shares of common stock at a weighted-average exercise price of $6.67 per share were outstanding during the twenty-six weeks ended October 26, 1997, but were not included in the computation of diluted EPS because the Company recognized a net loss during the twenty-six week period, and including such options would result in anti-dilutive EPS. The options, which expire on varying dates, were still outstanding as of October 26, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto, included elsewhere in this Form 10-Q.

     Roadhouse Grill, Inc. currently owns and operates 47 full-service, casual dining restaurants under the name "Roadhouse Grill", (including Kendall Roadhouse Grill for which the Company purchased the remaining equity interest outstanding during August 1998). In addition, Roadhouse Grill, Inc. licenses one and franchises four full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 46 additional restaurants in 11 states. Two franchised locations are located in Kuala Lumpur, capital city of Malaysia, and two domestic franchises are located in Las Vegas, Nevada.

    In May 1997, the Company entered into a licensing agreement with Sunshine Roadhouse Group, Inc. for the licensing of the North Palm Beach, Florida restaurant.

    On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April to coincide with that of the majority shareholder, Berjaya Cayman.

    The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.4% and 10.5% of total revenues for the thirteen weeks and twenty-six weeks ended October 25, 1998, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

     The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. Pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, are amortized over a twelve-month period commencing with the first full accounting period after the restaurant opens. No new restaurants were opened during the thirteen weeks ended October 25, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.


                                                         Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                                ------------------------------------      --------------------------------------
                                                October 25, 1998    October 26, 1997      October 25, 1998      October 26, 1997
                                                ----------------    ----------------      ----------------      ----------------
Total revenues.................................      100.0%              100.0%                  100.0%               100.0%
Cost of restaurant sales:
   Food and beverage...........................       33.5                34.0                    33.3                 33.7
   Labor and benefits..........................       28.6                29.9                    28.5                 30.1
   Occupancy and other.........................       18.9                19.7                    19.5                 19.4
   Pre-opening amortization....................        1.3                 2.2                     1.3                  2.3
                                                     -----               -----                   -----                -----
   Total cost of restaurant sales                     82.3                85.8                    82.6                 85.5

Depreciation and amortization..................        6.5                 6.1                     6.2                  5.7
General and administrative.....................        6.0                 5.8                     5.8                  7.4
                                                     -----               -----                   -----                -----
   Total operating expenses....................       94.8                97.7                    94.6                 98.6
                                                     -----               -----                   -----                -----

   Operating income ...........................        5.2                 2.3                     5.4                  1.4
Other income (expense):
   Interest expense, net.......................       (2.1)               (2.3)                   (1.9)                (1.9)
   Equity in net income (loss) of affiliates...       (0.1)                0.0                     0.0                  0.1
   Other, net   ...............................        0.4                 0.4                     0.3                  0.4
                                                     -----               -----                   -----                -----
     Total other (expense).....................       (1.8)               (1.9)                   (1.6)                (1.4)
                                                     -----               -----                   -----                -----
     Pretax income.............................        3.4                 0.4                     3.8                  0.0

Income tax.....................................        0.2                 0.2                     0.2                  0.2
                                                     -----               -----                   -----                -----
     Net income (loss).........................        3.2%                0.2%                    3.6%                (0.2)%
                                                     =====               =====                   =====                =====



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

THIRTEEN WEEKS ENDED OCTOBER 25, 1998 ("FISCAL YEAR 1999 SECOND QUARTER") COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 26, 1997 ("FISCAL YEAR 1998 SECOND QUARTER")

     RESTAURANTS OPEN. At October 25, 1998 there were 47 Company-owned restaurants open, including the Kendall Roadhouse Grill restaurant which the Company purchased the remaining equity interest outstanding during August
1998 ("Company-owned restaurants"). At October 26, 1997, there were 37 Company-owned restaurants, excluding the Kendall Joint Venture and the Boca Roadhouse Grill, L.C., which were owned by limited liability companies in which the Company held 50% ownership interest. (In December 1997, the Company sold its ownership interest in Boca Roadhouse Grill, L.C.) This represents a 27% increase in the number of Company-owned restaurants.

     TOTAL REVENUES. Total revenues increased $5.3 million, or 23.2%, from $22.9 million for the fiscal year 1998 second quarter to $28.2 million for the fiscal year 1999 second quarter. This increase is primarily attributable to sales generated at the nine new restaurants opened by the Company since the end of fiscal year 1998 second quarter. To a lesser extent, sales also increased due to an increase in comparable store sales of 2% for the 32 Company-owned restaurants opened for 18 months or longer.

     FOOD AND BEVERAGE. Food and beverage costs as a percentage of sales decreased by 0.5 percentage points to 33.5% for the fiscal year 1999 second quarter from 34.0% for the fiscal year 1998 second quarter. This decrease is primarily due to improved management of such costs in field operations as well as corporate management and to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the Company expanded and regionalized the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs.

     LABOR AND BENEFITS. Labor and benefits costs increased $1.2 million to $8.0 million in the fiscal year 1999 second quarter, or 17.9%, from $6.8 million in the fiscal year 1998 second quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 second quarter. However, as a percentage of sales, labor and benefits costs decreased by 1.3 percentage points to 28.6% for the fiscal year 1999 second quarter from 29.9% for the fiscal year 1998 second quarter. This decrease is primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $806,000 to $5.3 million in the fiscal year 1999 second quarter, or 17.9%, from $4.5 million in the fiscal 1998 second quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 second quarter. However, as a percentage of sales, occupancy and other costs decreased by 0.8 percentage points from 19.7% for the fiscal year 1998 second quarter to 18.9% for the fiscal year 1999 second quarter. This decrease is primarily due to improved management of such costs, resulting in reductions in direct operating costs, utilities and other costs of operating the restaurants. The decrease is partially offset by the implementation and expenditures of a new marketing and advertising campaign.

     PRE-OPENING AMORTIZATION. Pre-opening amortization decreased $133,000 to $367,000 in the fiscal year 1999 second quarter, or 26.6%, from $500,000 in the fiscal year 1998 second quarter. The decrease is primarily due to lower expenditures on pre-opening for new restaurants during fiscal year 1999 than was expended on pre-opening for restaurants opened in fiscal year 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $455,000 to $1.8 million in the fiscal year 1999 second quarter, or 32.9%, from $1.4 million in the fiscal year 1998 second quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 second quarter. As a percentage of sales, depreciation and amortization increased by 0.4 percentage points from 6.1% for the fiscal year 1998 second quarter to 6.5% for the fiscal year 1999 second quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $374,000 to $1.7 million in the fiscal year 1999 second quarter, or 28.2%, from $1.3 million in the fiscal year 1998 second quarter. The increase is primarily due to additional personnel hired and related moving and relocation costs. As a percentage of sales, general and administrative costs increased 0.2 percentage points from 5.8% for the fiscal year 1998 second quarter to 6.0% for the fiscal year 1999 second quarter.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $88,000 in expense to $518,000 in the fiscal year 1999 second quarter, or 20.4%, from $430,000 in the fiscal year 1998 second quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of nine new restaurants since the end of the fiscal year 1998 second quarter.

     INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter measurement determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $50,000 in both the fiscal year 1999 second quarter and the fiscal year 1998 second quarter represent state income tax and alternative minimum tax.

TWENTY-SIX WEEKS ENDED OCTOBER 25, 1998 ("FISCAL YEAR 1999 FIRST HALF") COMPARED TO TWENTY-SIX WEEKS ENDED OCTOBER 26, 1997 ("FISCAL YEAR 1998 FIRST HALF")

     TOTAL REVENUES. Total revenues increased $11.3 million, or 24.5%, from $46.0 million for the fiscal year 1998 first half to $57.2 million for the fiscal year 1999 first half. This increase is primarily attributable to sales generated at the nine new restaurants opened by the Company since the end of fiscal year 1998 first half and sales of four new restaurants that were only open and operating part of fiscal year 1998 first half. To a lesser extent, sales also increased due to an increase in comparable store sales of 1% for the 32 Company-owned restaurants opened for 18 months or longer.

     FOOD AND BEVERAGE. Food and beverage costs as a percentage of sales decreased by 0.4 percentage points to 33.3% for the fiscal year 1999 first half from 33.7% for the fiscal year 1998 first half. This decrease was primarily due to improved management of such costs in field operations as well as corporate management, and to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the Company expanded and regionalized the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs.

     LABOR AND BENEFITS. Labor and benefits costs increased $2.4 million to $16.3 million in the fiscal year 1999 first half, or 17.7%, from $13.8 million in the fiscal year 1998 first half. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal 1998 first half and four new restaurants that were only open and operating part of fiscal year 1998 first half. However, as a percentage of sales, labor and benefits costs decreased by 1.6 percentage points to 28.5% for the fiscal year 1999 first half from 30.1% for the fiscal year 1998 first half. This decrease was primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $2.2 million to $11.1 million in the fiscal year 1999 first half, or 24.7%, from $8.9 million in the fiscal year 1998 first half. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 first half and four new restaurants that were only open and operating part of fiscal year 1998 first half. As a percentage of sales, occupancy and other costs increased by 0.1 percentage points from 19.4% for the fiscal year 1998 first half to 19.5% for the fiscal year 1999 first half.

     PRE-OPENING AMORTIZATION. Pre-opening amortization decreased $324,000 to $730,000 in the fiscal year 1999 first half, or 30.7%, from $1.1 million in the fiscal year 1998 first half. The decrease is primarily due to lower expenditures on pre-opening for new restaurants during fiscal year 1999 than was expended on pre-opening for restaurants opened in fiscal year 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $961,000 to $3.6 million in the fiscal year 1999 first half, or 37.0%, from $2.6 million in the fiscal year 1998 first half. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 first half and four new restaurants that were only open and operating part of fiscal year 1998 first half. As a percentage of sales, depreciation and amortization increased by 0.5 percentage points from 5.7% for the fiscal year 1998 first half to 6.2% for the fiscal year 1999 first half.

     GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $78,000 to $3.3 million in the fiscal year 1999 first half, or 2.3%, from $3.4 million in the fiscal year 1998 first half. During the fiscal year 1998 first half the Company incurred $430,000 for severance agreements due to the departure of several key executives of the Company, including its President and Chief Executive Officer. During the fiscal year 1999 first half, general and administrative costs increased due to additional personnel hired and their related moving and relocation costs. As a percentage of sales, general and administrative costs decreased 1.6 percentage points from 7.4% for the fiscal year 1998 first half to 5.8% for the fiscal year 1999 first half.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $247,000 in expense to $890,000 in the fiscal year 1999 first half, or 38.4%, from $643,000 in the fiscal year 1998 first half. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of nine new restaurants since the end of the fiscal year 1998 second quarter.

     INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter measurement determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-do-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expenses of $84,000 and $92,000 in the fiscal year 1999 first half and the fiscal year 1998 first half respectively, represents state income tax and alternative minimum tax.

ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of October 25, 1998 were $618,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     During the fiscal year 1999 first quarter, the Company received financing commitments of $36.5 million, which will be used for developing new restaurants. These commitments of $16.5 million and $20.0 million were obtained from FFCA and CNL Group, Inc., respectively. These commitments added substantial flexibility to the current development plan allowing the Company to focus on development of sites identified and on finding new sites for additional restaurants. There is no guarantee that these additional financings will be completed. Pursuant to the $16.5 million funding commitment received from CNL Group, Inc., the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants in Pensacola and Jacksonville, Florida.

     Pursuant to the $20 million funding commitment received from FFCA, the Company entered into a lease agreement for a new Roadhouse Grill restaurant in Panama City, Florida.

     In June 1997 and July 1997, the Company entered into sale-leaseback agreements with unaffiliated third parties for interior furniture, fixtures and equipment located in 11 Company-owned restaurants. The Company received proceeds of approximately $1.8 million and $2.3 million, respectively, net of fees and other costs. These proceeds were used for expansion of the Company. These transactions were recorded as financing-type leases and no deferred gain was recognized.

     The Company's capital expenditures aggregated approximately $2.9 million for the twenty-six weeks ended October 25, 1998 and $7.2 million for the twenty-six weeks ended October 26, 1997, substantially all of which were used to open Roadhouse Grill restaurants.

     At December 28, 1997, the Company owed Berjaya Cayman, its majority shareholder $3 million under a promissory note dated September 27, 1996 bearing interest at 8.5%. In January 1998, the Company paid $1.5 million of the outstanding balance on this promissory note. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of Common Stock to Berjaya Cayman to convert the remaining debt outstanding of $1.5 million to common equity at a price of $3.75 per share based on the closing market price as of February 6, 1998. The transaction was consummated on September 30, 1998.

     The Company anticipates that it may require additional debt or equity financing in order to continue to open new restaurants. There can be no guarantee or assurance financing will be available on terms acceptable to the Company, if at all. In the event the Company is unable to secure additional financing sufficient to support continued growth, the Company's operating and financial plans would require revision.

     As is common in the restaurant industry, the Company has generally operated with negative working capital (negative $2.8 million as of October 25, 1998). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

SEASONALITY AND QUARTERLY RESULTS

    The Company's sales and earnings fluctuate seasonally. On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Cayman. With the new fifty-two or fifty-three week fiscal year structure, the Company's highest earnings are expected to occur in the third and fourth fiscal quarters. The new fiscal year ends on the last Sunday in April and consists of four thirteen week quarters (except in the case of a fifty-three week year in which the fourth quarter consists of fourteen weeks) structured as follows:

o    1st Quarter -     May, June, July
o    2nd Quarter -     August, September, October
o    3rd Quarter -     November, December, January
o    4th Quarter -     February, March, April

    The following is a recast summary (unaudited) of the quarterly results of operations for the fifty-two weeks ended April 26, 1998 and the fifty-two weeks ended April 25, 1997 with the quarters structured according to the new fiscal year:


                                                       1st Qtr           2nd Qtr          3rd Qtr           4th Qtr       Total Year
                                                       -------           -------          -------           -------       ----------
                                                                           ($ in thousands, except per share data)

FIFTY-TWO WEEKS ENDED APRIL 25, 1998:
    Total revenues                                 $    23,083       $   22,866       $   25,043         $  29,202       $  100,194
    Income prior to unusual or infrequent items            107              550            1,194             1,954            3,805
    (Loss) from impairment of assets(1)                     --               --           (1,120)               --           (1,120)
    Operating income(2)                                    107              549               74             1,954            2,684
    Pretax income (loss)(3)                               (106)             119             (999)            1,555              569
    Net income (loss)                                     (148)              69           (1,073)            1,505              353
    Basic net income (loss) per common share             (0.02)            0.01            (0.12)             0.16             0.04
    Weighted-average common shares outstanding       9,305,408        9,305,408        9,305,408         9,305,408        9,305,408
    Diluted net income (loss) per common share           (0.02)            0.01            (0.12)             0.16             0.04
    Weighted-average common shares and share
      equivalents outstanding - assuming dilution    9,305,408        9,305,879        9,305,408         9,343,605        9,315,139

FIFTY-TWO WEEKS ENDED APRIL 26, 1997:
    Total revenues                                 $    14,461       $   16,667        $  20,018         $  23,502        $  74,648
    Operating income (loss)                               (390)            (227)             369             1,599            1,351
    Pretax income (loss)                                  (569)            (485)             105             1,451              502
    Net income (loss)                                     (569)            (485)              95             1,412              453
    Basic net income (loss) per common share             (0.12)           (0.10)            0.01              0.15             0.07
    Weighted-average common shares outstanding       4,697,232        4,747,379        7,852,849         9,305,408        6,650,717
    Diluted net income (loss) per common share           (0.12)           (0.10)            0.01              0.15             0.07
    Weighted-average common shares and share
      equivalents outstanding - assuming dilution    4,697,232        4,747,379        7,872,237         9,311,336        6,653,874


     Quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

YEAR 2000

     Many software applications and operational programs previously written were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or programs to properly recognize the dates beginning in the Year 2000 may result in miscalculations or system failures. This could have an adverse effect on the Company's operations, if not corrected.

     The Company has developed a plan to prepare its computer systems and communication systems for the Year 2000. The plan includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue. If necessary, remedial action will be taken and further testing will be performed. The Company intends to complete this identification, assessment and testing by July of 1999. The Company believes that the majority of its computer systems and communication systems will be Year 2000 compliant with minimal modifications required for software applications, hardware and equipment, and currently estimates that the total cost of its Year 2000 plan will be approximately $150,000. This includes approximately $100,000 which will be expensed as incurred and approximately $50,000 of capital expenditures. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

--------
1 During the third quarter of fiscal 1998, the Company recognized an impairment loss of $1.1 million, or $0.12 per share, relating to the write-down of two under-performing Company-Owned restaurants.
2 During the first quarter of fiscal 1998, the Company recognized non-recurring severance charges of $430,000, or $0.05 per share. These charges were incurred for the departure of key executives of the Company.
3 During the third quarter of fiscal 1998, the Company incurred a loss on divestiture of an under-performing joint venture of $611,000, or $0.07 per share.

     The Company is currently in the process of contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties failure to resolve their own Year 2000 issues. The Company will assess and attempt to mitigate its risks with respect to the failure of these third parties to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 compliant can not be reasonably estimated.

     Based on the Company's current assessment, no matters have been identified with regard to the Year 2000 issue that will have a material adverse effect on the Company's financial condition or results of operations. The Company operates in a large number of geographically dispersed areas and has access to a large supplier base. The Company believes this will mitigate any possible adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that may ultimately prove to be inaccurate. Potential sources of risk include the inability of suppliers to be Year 2000 compliant, which could result in delays in product deliveries from suppliers, and disruption of the distribution channel.

     The Company has not yet established a contingency plan, but intends to develop a plan to mitigate the effects of problems experienced by vendors or service providers in regard to the timely implementation of Year 2000 programs. This contingency plan is expected to be developed and in place by July of 1999.

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

SITE LOCATION

     The Company competes in the marketplace for qualified restaurant locations. There is no assurance that the Company can find enough qualified sites to continue its expansion plans.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on December 8, 1998, by the undersigned, thereunto duly authorized.


                                               ROADHOUSE GRILL, INC.
                                               (Registrant)



/s/ Ayman Sabi                              President, Chief Executive Officer           December 8, 1998
--------------------------------            and Director                                 ----------------
Ayman Sabi                                  (Principal Executive Officer)



/s/ Glenn E. Glasshagel                     Chief Financial Officer                      December 8, 1998
--------------------------------            (Principal Financial Officer                 ----------------
Glenn E. Glasshagel                         and Principal
                                            Accounting Officer)


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

21                Subsidiaries of the Registrant.

27                Financial Data Schedule.