Form 10-Q
period 1999-01-24
ROADHOUSE GRILL INC
filed 1999-03-10
CIK 1019376

================================================================================


                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Thirteen Weeks Ended January 24, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes No

     The number of shares of the registrant's common stock outstanding as of March 5, 1999 was 9,708,741.

===============================================================================

                             ROADHOUSE GRILL, INC.
                                   FORM 10-Q
                     THIRTEEN WEEKS ENDED JANUARY 24, 1999

                                     INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS:

                  Condensed Balance Sheets as of January 24, 1999 (unaudited)
                       and April 26, 1998...............................................................      2

                  Condensed Statements of Operations for the Thirteen Weeks and
                      Thirty-Nine Weeks Ended January 24, 1999 and January 25, 1998
                      (unaudited).......................................................................      3

                  Condensed Statement of Changes in Shareholders' Equity
                       for the Thirty-Nine Weeks Ended January 24, 1999 (unaudited) ....................      4

                  Condensed Statements of Cash Flows for the Thirty-Nine Weeks Ended
                      January 24, 1999 and January 25, 1998 (unaudited) ................................      5

                  Notes to Condensed Financial Statements...............................................      6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      9


PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     16

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................     16

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     16

SIGNATURES        ......................................................................................     17

EXHIBIT INDEX     ......................................................................................     18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                            CONDENSED BALANCE SHEETS
                       January 24, 1999 and April 26, 1998
                     ($ in thousands, except per share data)


                                                                           January 24,            April 26,
                                                                              1999                  1998
                                                                           ----------             ---------
                                                                          (Unaudited)
                                 Assets
Current assets:
  Cash and cash equivalents...........................................    $      1,198           $    3,555
  Accounts receivable.................................................             508                  242
  Inventory...........................................................           1,039                  939
  Due from related party..............................................              --                1,000
  Current portion of note receivable..................................              --                  183
  Pre-opening costs, net..............................................             756                  967
  Deferred tax assets, net............................................             421                  421
  Prepaid expenses....................................................           2,454                  542
                                                                          ------------           ----------
     Total current assets.............................................           6,376                7,849

Note receivable.......................................................             167                  112
Property & equipment, net.............................................          73,626               66,898
Intangible assets, net of accumulated amortization of $189 and $121
  at January 24, 1999 and April 26, 1998, respectively................           2,069                  615
Other assets..........................................................           3,352                4,023
Investment in and advances to affiliates..............................              --                  612
                                                                          ------------           ----------
      Total assets....................................................    $     85,590           $   80,109
                                                                          ============           ==========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable....................................................    $      4,247           $    4,858
  Accrued expenses....................................................           3,990                5,460
  Due to related parties..............................................              --                1,500
  Current portion of long-term debt...................................             881                  688
  Current portion of capitalized lease obligations....................           1,529                1,207
                                                                          ------------           ----------
      Total current liabilities.......................................          10,647               13,713

Long-term debt........................................................          17,050               16,907
Capitalized lease obligations.........................................           9,343                6,335
                                                                          ------------           ----------
     Total liabilities................................................          37,040               36,955

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 and 9,305,408 shares as of
  January 24, 1999 and April 26, 1998, respectively...................             291                  279
Additional paid-in-capital............................................          50,039               48,536
Accumulated deficit...................................................         (1,780)              (5,661)
                                                                          ------------           ----------

      Total shareholders' equity......................................          48,550               43,154
Commitments and contingencies (Note 2)................................              --                   --
                                                                          ------------           ----------
      Total liabilities and shareholders' equity......................    $     85,590           $   80,109
                                                                          ============           ==========

            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
    For the Thirteen Weeks and Thirty-Nine Weeks Ended January 24, 1999 and
            January 25, 1998 ($ in thousands, except per share data)
                                   (Unaudited)


                                                Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                           ---------------------------------          ---------------------------------
                                            January 24,          January 25,           January 24,          January 25,
                                               1999                 1998                  1999                 1998
                                           ------------         -----------           ------------         ------------
Total revenue.........................     $    28,749          $    25,043           $    85,970          $     70,992

Cost of restaurant sales:
   Food and beverage..................           9,236                8,264                28,275                23,726
   Labor and benefits.................           8,100                7,445                24,391                21,287
   Occupancy and other................           5,385                4,814                16,522                13,746
   Pre-opening amortization...........             298                  377                 1,028                 1,431
                                           -----------          -----------           -----------          ------------

   Total cost of restaurant sales.....          23,019               20,900                70,216                60,190

Depreciation and amortization.........           1,894                1,426                 5,450                 4,021
General and administrative expenses              1,623                1,522                 4,952                 4,929
                                           -----------          -----------           -----------          ------------

   Total operating expenses...........          26,536               23,848                80,618                69,140
                                           -----------          -----------           -----------          ------------

   Operating income...................           2,213                1,195                 5,352                 1,852

Other income (expense):
   Interest expense, net..............            (544)                (529)               (1,626)               (1,393)
   Equity in net income (loss) of
     affiliates.......................              --                   19                    (3)                   52
   Loss on sale of investment in
     affiliate........................              --                 (611)                   --                  (611)
   Impairment of long-lived assets....              --               (1,120)                   --                (1,120)
   Other, net.........................              97                   47                   292                   235
                                           -----------          -----------           -----------          ------------

        Total other (expense).........            (447)              (2,194)               (1,337)               (2,837)
                                           -----------          -----------           -----------          ------------

        Pretax  income (loss).........           1,766                 (999)                4,015                  (985)
Income tax............................              50                   74                   134                   166
                                           -----------          -----------           -----------          ------------
        Net income (loss).............     $     1,716          $    (1,073)          $     3,881          $     (1,151)
                                           ===========          ===========           ===========          ============

Basic net income (loss) per common
     share............................     $      0.18          $    (0.12)           $      0.41          $      (0.12)
                                           ===========          ===========           ===========          ============

Diluted net income (loss) per common
     share............................     $      0.18          $    (0.12)           $      0.40          $      (0.12)
                                           ===========          ===========           ===========          ============

Weighted-average common shares
     outstanding......................       9,708,741            9,305,408             9,480,894             9,305,408
                                           ===========          ===========           ===========          ============

Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution................       9,801,463            9,305,408             9,606,097             9,305,408
                                           ===========          ===========           ===========          ============


            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Thirty-Nine Weeks Ended January 24, 1999
                                ($ in thousands)
                                   (Unaudited)


                                       Common Stock               Additiional
                                    --------------------            Paid-in-         Accumulated
                                    Shares        Amount            Capital            Deficit            Total
                                    ------        ------          -----------        -----------        --------
Balance April 26, 1998            9,305,408        $279             $48,536            $(5,661)         $ 43,154

Stock Options Exercised               3,333          --                  15                 --                15

Conversion of Debt to Equity        400,000          12               1,488                 --             1,500

Net income                               --          --                  --              3,881             3,881
                                  ---------        ----             -------            -------          --------
Balance January 24, 1999          9,708,741        $291             $50,039            $(1,780)        $  48,550
                                  =========        ====             =======            ========        =========



            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
     For the Thirty-Nine Weeks Ended January 24, 1999 and January 25, 1998
                                ($ in thousands)
                                  (Unaudited)

                                                                                         January 24,          January 25,
                                                                                            1999                 1998
                                                                                         -----------          -----------
Cash flows from operating activities
   Net income (loss)............................................................           $ 3,881             $ (1,151)
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation and amortization..............................................             6,478                5,452
     Non-cash compensation expense..............................................                --                   81
     Equity in net (income) loss of affiliate...................................                 3                  (52)
     Impairment of long-lived assets............................................                --                1,120
     Loss on sale of restaurant.................................................                --                  611
     Changes in assets and liabilities:
      (Increase) in accounts receivable.........................................              (266)                (225)
      (Increase) in inventory...................................................               (66)                (144)
      (Increase) in pre-opening costs...........................................              (817)              (1,265)
      (Increase) decrease in prepaid expense....................................            (1,912)                  51
      Decrease (increase) in other assets.......................................               242                 (439)
      (Decrease) in accounts payable............................................              (611)                (431)
     (Decrease) increase in accrued expenses....................................            (1,476)               2,536
                                                                                           -------             --------
       Net cash provided by operating activities................................             5,456                6,144

Cash flows from investing activities
   Dividends received from affiliate............................................                93                   82
   Advances to affiliates, net..................................................                 9                  (51)
   Payments for intangibles.....................................................               (20)                 (21)
   Acquisition of restaurant, net of cash acquired..............................            (1,359)                  --
   Proceeds from payment on note receivable from affiliate......................             1,000                   --
   Proceeds from payment on notes receivable....................................               128                   57
   Proceeds from sale-leaseback transaction.....................................               861                4,503
   Purchase of property and equipment...........................................            (7,994)             (10,348)
   Capital contribution to affiliate............................................                --                  (25)
                                                                                           -------             --------
       Net cash used in investing activities....................................            (7,282)              (5,803)

Cash flows from financing activities
   Decrease in cash overdraft...................................................                --               (3,013)
   Repayment of amount due to related party.....................................                --               (3,500)
   Issuance of common stock.....................................................                15                   --
   Proceeds from long-term debt.................................................               846               15,000
   Repayments of long-term debt.................................................              (510)              (7,735)
   Payments on capital lease obligations........................................              (882)                (870)
                                                                                           -------             --------
       Net cash used in financing activities....................................              (531)                (118)

(Decrease) increase in cash and cash equivalents................................            (2,357)                 223
Cash and cash equivalents at beginning of period................................             3,555                1,587
                                                                                           -------             --------
Cash and cash equivalents at end of period......................................           $ 1,198             $  1,810
                                                                                           -------             ========
Supplementary disclosures:
   Interest paid................................................................           $ 1,886             $  1,857
                                                                                           =======             ========
   Income taxes paid............................................................           $ 1,793             $    178
                                                                                           =======             ========

Non-cash investing and financing activities:

   During the thirty-nine weeks ended January 24, 1999, the Company issued 400,000 shares of common stock to Berjaya Cayman. The transaction was consummated pursuant to approval by the Board of Directors to convert $1.5 million of debt outstanding into common stock at a price of $3.75 per share.

   During the thirty-nine weeks ended January 24, 1999, the Company entered into three capital lease transactions for real estate in the amount of $3.4 million.

            See accompanying notes to condensed financial statements.

                              ROADHOUSE GRILL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen weeks and thirty-nine weeks ended January 24, 1999 and January 25, 1998, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to condensed financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the seventeen weeks ended April 26, 1998 (the "transition period").

     The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which the fourth fiscal quarter consists of fourteen weeks.

     On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Group (Cayman) Limited ("Berjaya Cayman"). The new fiscal year ends on the last Sunday in April. The Company filed a form 10-K for the transition period which was from December 29, 1997 through April 26, 1998. This Form 10-Q is for the third quarter of fiscal year 1999 (October 26, 1998 through January 24, 1999). All previous year amounts have been recast to the new fiscal quarters.

     The results of operations for the thirteen weeks and thirty-nine weeks ended January 24, 1999 are not necessarily indicative of the results for the entire fiscal year ending April 25, 1999.

     Certain prior year balances have been reclassified to conform to the current year presentation.

2. COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

     During the thirteen weeks ended July 26, 1998, the Company completed construction and opened three new Company-Owned restaurants. No new restaurants were opened during the thirteen weeks ended October 25, 1998. During the thirteen weeks ended January 24, 1999, the Company completed construction and opened two new Company-Owned restaurants and as of January 24, 1999, construction was underway on seven sites which are expected to open during the fourth quarter of fiscal year 1999. The estimated aggregate cost to complete these restaurants is approximately $2.2 million. In addition, as of March 5, 1999, the Company had contracted to purchase or lease eight additional sites for new restaurant development.

3. ACQUISITIONS

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company, that owned the Kendall, Florida Roadhouse Grill restaurant ("Kendall") from the joint venture partners for a purchase price of $2.3 million. The purchase price was to be paid from the proceeds of the Initial Public Offering completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1.8 million with a deposit of $400,000 paid in January 1997, and the remaining $1.4 million payable by December 31, 1997, when the acquisition was expected to be closed and consummated. The purchase price was negotiated further and on August 14, 1998, the Company purchased the remaining 50 percent interest in Kendall Roadhouse Grill, L.C. for a purchase price of $1.6 million.

     The Company accounted for this transaction using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. Approximately $716,000 was allocated to property and equipment and approximately $53,000 allocated to inventory and other assets. In connection with the acquisition, the Company also assumed certain liabilities in the amount of $12,000. Prior to the purchase, the Company had recorded its investment in Kendall using the equity method. This resulted in an investment in affiliate balance amounting to approximately $273,000. In addition, the Company had recorded accounts receivable of approximately $232,000. These amounts were eliminated in connection with the purchase of Kendall. The excess of the purchase price over the net assets acquired was recorded as goodwill and will be amortized over 16 years. Subsequent to the purchase, Kendall Roadhouse Grill, L.C. ceased to exist as a legal entity.

     The Company's unaudited pro forma results of operations assuming the above acquisition had taken place on April 27, 1998 are as follows:


                                       THIRTY-NINE WEEKS ENDED JANUARY 24, 1999
                                       ----------------------------------------
                                       ($ in  thousands, except per share data)
   Revenue                                            $86,438

   Net income                                           3,887

   Basic EPS                                          $  0.41

   Diluted EPS                                        $  0.40

4. ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of January 24, 1999 were $756,000.

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

6. LEASES

     Pursuant to a $16.5 million funding commitment received from CNL Group, Inc., the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants in Pensacola, Florida during the first quarter of fiscal 1999; Jacksonville, Florida during the second quarter of fiscal 1999 and; Brandon, Florida and Clearwater, Florida during the third quarter of fiscal 1999. The resulting lease term for these transactions is 13 years. These transactions were recorded as financing-type leases with no deferred gain.

     Pursuant to a $20.0 million funding commitment received from Franchise Finance Corporation of America ("FFCA"), the Company entered into a lease for a new Roadhouse Grill restaurant in Panama City, Florida during the second quarter of fiscal 1999. The resulting lease term is 14 years for the Panama City transaction. This transaction was recorded as a financing-type lease with no deferred gain. The restaurant is expected to open during the last quarter of fiscal 1999.

7. STOCK OPTION PLAN

     The 1998 Omnibus Stock Option Plan (the "Plan") was adopted for employees, key executives and directors of the Company, and 324,500 options were granted by the Company. Each option entitles the holder to purchase one share of the Company's common stock at an exercise price of $6.00 per share, pursuant to such plan as of December 16, 1998. The Company issued 118,000 options which vest over a three-year period from December 16, 1998 and are exercisable for a period of ten years after grant. The Company also issued 206,500 options which vest over a three-year period beginning on December 16, 1999, and are exercisable for a period of ten years after grant. The Company did not recognize compensation expense related to the issuance of these options.

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


                                      THIRTEEN WEEKS ENDED JANUARY 24, 1999      THIRTY-NINE WEEKS ENDED JANUARY 24, 1999
                                      -------------------------------------      ----------------------------------------
                                      NET INCOME        SHARES       AMOUNT      NET INCOME         SHARES         AMOUNT
                                      ----------        ------       ------      ----------         ------         ------
                                                            ($ in thousands, except per share data)
     BASIC EPS
     Net income available
     to common shareholders             $1,716         9,708,741      $0.18        $3,881         9,480,894        $0.41

     EFFECT OF DILUTIVE SECURITIES
     Stock options                          --            92,722         --            --            78,019          --
     Convertible debt                       --                --         --            --            47,184          --
                                        ------         ---------      -----        ------         ---------        -----
     DILUTED EPS                        $1,716         9,801,463      $0.18        $3,881         9,606,097        $0.40
                                        ======         =========      =====        ======         =========        =====

     Options to purchase 562,287 shares of common stock at a weighted-average exercise price of $6.29 per share were outstanding during the thirteen weeks and thirty-nine weeks ended January 24, 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of January 24, 1999.


                                      THIRTEEN WEEKS ENDED JANUARY 25, 1998      THIRTY-NINE WEEKS ENDED JANUARY 25, 1998
                                      -------------------------------------      ----------------------------------------
                                      NET INCOME        SHARES       AMOUNT      NET INCOME         SHARES         AMOUNT
                                      ----------        ------       ------      ----------         ------         ------
                                                            ($ in thousands, except per share data)
     BASIC AND DILUTED EPS
     Net income (loss) available
     to common shareholders            $(1,073)       9,305,408      $(0.12)       $(1,151)       9,305,408        $(0.12)

     Options to purchase 697,413 shares of common stock at a weighted-average exercise price of $6.66 per share were outstanding during the thirteen weeks and thirty-nine weeks ended January 25, 1998, but were not included in the computation of diluted EPS because the Company recognized a net loss during the thirteen week and thirty-nine week period, and inclusion of such options is anti-dilutive. The options exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of January 25, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto, included elsewhere in this Form 10-Q.

    As of March 5, 1999, Roadhouse Grill, Inc. owns and operates 52 full-service, casual dining restaurants under the name "Roadhouse Grill", (including Kendall Roadhouse Grill for which the Company purchased the remaining equity interest outstanding during August 1998). In addition, Roadhouse Grill, Inc. licenses one and franchises three full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-Owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 51 additional restaurants in 11 states. One franchised location is located in Kuala Lumpur, capital city of Malaysia, and two domestic franchises are located in Las Vegas, Nevada. The Company had a franchise in Bangsar Baru, Malaysia, which ceased operations on December 19, 1998.

    In May 1997, the Company entered into a licensing agreement with Sunshine Roadhouse Group, Inc. for the licensing of the North Palm Beach, Florida restaurant, a Roadhouse Grill restaurant that was previously operated by the Company.

    On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April to coincide with that of the majority shareholder, Berjaya Cayman.

    The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 11.0% and 10.7% of total revenues for the thirteen weeks and thirty-nine weeks ended January 24, 1999, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

     The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. Pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, are amortized over a twelve-month period commencing with the first full accounting period after the restaurant opens. Two new Company-Owned restaurants were opened during the thirteen weeks ended January 24, 1999 and pre-opening expenses incurred in connection with the opening of these two restaurants averaged approximately $115,000.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to January 24, 1999 was approximately $1.4 million. The average real estate acquisition cost for the 13 restaurant sites owned by the Company was approximately $911,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $103,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.1 million and $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.


                                                   Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                          -----------------------------------       ----------------------------------
                                          January 24, 1999   January 25, 1998       January 24, 1999  January 25, 1998
                                          ----------------   ----------------       ----------------  ----------------
Total revenues....................            100.0%              100.0%                  100.0%           100.0%
Cost of restaurant sales:
   Food and beverage.............              32.1                33.0                    32.9             33.4
   Labor and benefits............              28.2                29.7                    28.4             30.0
   Occupancy and other...........              18.7                19.2                    19.2             19.4
   Pre-opening amortization.....                1.0                 1.5                     1.2              2.0
                                              ------              ------                  ------           ------
   Total cost of restaurant sales              80.0                83.4                    81.7             84.8
Depreciation and amortization.....              6.6                 5.7                     6.3              5.7
General and administrative........              5.7                 6.1                     5.8              6.9
                                              ------              ------                  ------           ------
   Total operating expenses.......             92.3                95.2                    93.8             97.4
                                              ------              ------                  ------           ------
   Operating income .............               7.7                 4.8                     6.2              2.6
Other income (expense):
   Interest expense, net.........              (1.9)               (2.1)                   (1.9)            (1.9)
   Equity in net income (loss) of
     affiliates..................               0.0                 0.1                     0.0              0.1
   Loss on sale of investment in
     affiliate                                  0.0                (2.4)                    0.0             (0.9)
   Impairment of long-lived
     assets......................               0.0                (4.5)                    0.0             (1.6)
   Other, net....................               0.3                 0.2                     0.3              0.3
                                              ------              ------                  ------           ------
     Total other (expense).......              (1.6)               (8.7)                   (1.6)            (4.0)
                                              ------              ------                  ------           ------
     Pretax income (loss)........               6.1                (3.9)                    4.6             (1.4)
Income tax.......................               0.2                 0.3                     0.2              0.2
                                              ------              ------                  ------           ------
     Net income (loss)...........               5.9%               (4.2)%                   4.4%             (1.6)%
                                              ======              ======                  ======           ======



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

THIRTEEN WEEKS ENDED JANUARY 24, 1999 ("FISCAL YEAR 1999 THIRD QUARTER") COMPARED TO THIRTEEN WEEKS ENDED JANUARY 25, 1998 ("FISCAL YEAR 1998 THIRD QUARTER")

     RESTAURANTS OPEN. At January 24, 1999 there were 49 Company-Owned restaurants open, including the Kendall Roadhouse Grill restaurant.
On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At January 25, 1998, there were 42 Company-Owned restaurants, excluding Kendall and Boca Roadhouse Grill, L.C., which were owned by limited liability companies in which the Company held 50% ownership interest. (In December 1997, the Company sold its ownership interest in Boca Roadhouse Grill, L.C.). This represents a 16.7% increase in the number of Company-Owned restaurants.

     TOTAL REVENUES. Total revenues increased $3.7 million, or 14.7%, from $25.0 million for the fiscal year 1998 third quarter to $28.7 million for the fiscal year 1999 third quarter. This increase is primarily attributable to sales generated at the seven new restaurants opened by the Company since the end of fiscal year 1998 third quarter. Sales at comparable stores for the fiscal year 1999 third quarter were even with sales in the prior year comparable period. This was due in part to the late start of the tourist season in Florida. At the end of fiscal year 1999 third quarter, the Company operated 27 restaurants in Florida.

     FOOD AND BEVERAGE. Food and beverage costs as a percentage of sales decreased by 0.9 percentage points to 32.1% for the fiscal year 1999 third quarter from 33.0% for the fiscal year 1998 third quarter. This decrease is primarily due to improved management of such costs in field operations as well as corporate management and to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the Company expanded and regionalized the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs.

     LABOR AND BENEFITS. Labor and benefits costs increased $655,000 to $8.1 million in the fiscal year 1999 third quarter, or 8.8%, from $7.4 million in the fiscal year 1998 third quarter. The increase is primarily due to the operation of seven new restaurants opened since the end of the fiscal year 1998 third quarter. However, as a percentage of sales, labor and benefits costs decreased by 1.5 percentage points to 28.2% for the fiscal year 1999 third quarter from 29.7% for the fiscal year 1998 third quarter. This decrease is primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $571,000 to $5.4 million in the fiscal year 1999 third quarter, or 11.9%, from $4.8 million in the fiscal 1998 third quarter. The increase is primarily due to the operation of seven new restaurants opened since the end of the fiscal year 1998 third quarter. However, as a percentage of sales, occupancy and other costs decreased by 0.5 percentage points from 19.2% for the fiscal year 1998 third quarter to 18.7% for the fiscal year 1999 third quarter. This decrease is primarily due to improved management of such costs, resulting in reductions in direct operating costs, utilities and other costs of operating the restaurants.

     PRE-OPENING AMORTIZATION. Pre-opening amortization decreased $79,000 to $298,000 in the fiscal year 1999 third quarter, or 21.0%, from $377,000 in the fiscal year 1998 third quarter. The decrease is primarily due to lower expenditures on pre-opening for new restaurants during fiscal year 1999 than was expended on pre-opening for restaurants opened in fiscal year 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $468,000 to $1.9 million in the fiscal year 1999 third quarter, or 32.8%, from $1.4 million in the fiscal year 1998 third quarter. The increase is primarily due to the operation of seven new restaurants opened since the end of the fiscal year 1998 third quarter. As a percentage of sales, depreciation and amortization increased by 0.9 percentage points from 5.7% for the fiscal year 1998 third quarter to 6.6% for the fiscal year 1999 third quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $100,000 to $1.6 million in the fiscal year 1999 third quarter, or 6.6%, from $1.5 million in the fiscal year 1998 third quarter. As a percentage of sales, general and administrative costs decreased 0.4 percentage points from 6.1% for the fiscal year 1998 third quarter to 5.7% for the fiscal year 1999 third quarter.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) decreased $1.7 million in expense to $447,000 in the fiscal year 1999 third quarter, or 79.6%, from $2.2 million in the fiscal year 1998 third quarter. During the fiscal year 1998 third quarter the Company recognized an impairment loss of $1.1 million relating to the write-down of assets of two Company-Owned restaurants. The write-down was calculated according to the provisions of Financial Accounting Standards SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In addition, during fiscal year 1998 third quarter, the Company incurred a loss of $611,000 on the sale of the Boca Raton, Florida restaurant. The decrease is offset by additional interest expense on additional debt incurred due to the development and opening of seven new restaurants since the end of the fiscal year 1998 third quarter.

     INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $50,000 and $74,000 in the fiscal year 1999 third quarter and the fiscal year 1998 third quarter, respectively, represent state income tax and alternative minimum tax.

THIRTY-NINE WEEKS ENDED JANUARY 24, 1999 ("FIRST NINE MONTHS OF FISCAL YEAR 1999") COMPARED TO THIRTY-NINE WEEKS ENDED JANUARY 25, 1998 ("FIRST NINE MONTHS OF FISCAL YEAR 1998")

     TOTAL REVENUES. Total revenues increased $15.0 million, or 21.1%, from $71.0 million in the first nine months of fiscal year 1998 to $86.0 million in the first nine months of fiscal year 1999. This increase is primarily attributable to sales generated at the seven new restaurants opened by the Company since the end of the first nine months of fiscal year 1998 and sales from five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. To a lesser extent, sales also increased due to an increase in comparable store sales of approximately 1% for the 35 Company-Owned stores opened for 18 months or longer.

     FOOD AND BEVERAGE. Food and beverage costs as a percentage of sales decreased by 0.5 percentage points to 32.9% for the first nine months of fiscal year 1999 from 33.4% for the first nine months of fiscal year 1998. This decrease was primarily due to improved management of such costs in field operations as well as corporate management, and to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the Company expanded and regionalized the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs.

     LABOR AND BENEFITS. Labor and benefits costs increased $3.1 million to $24.4 million in the first nine months of fiscal year 1999, or 14.6%, from $21.3 million in the first nine months of fiscal year 1998. The increase is primarily due to the operation of seven new restaurants opened since the end of the third quarter of 1998 and five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. However, as a percentage of sales, labor and benefits costs decreased by 1.6 percentage points to 28.4% for the first nine months of fiscal year 1999 from 30.0% for the first nine months of fiscal year 1998. This decrease was primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $2.8 million to $16.5 million in the first nine months of fiscal year 1999, or 20.2%, from $13.7 million in the first nine months of fiscal year 1998. The increase is primarily due to the operation of seven new restaurants opened since the end of the first nine months of fiscal year 1998 and five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. However, as a percentage of sales, occupancy and other costs decreased by 0.2 percentage points from 19.4% for the first nine months of fiscal year 1998 to 19.2% for the first nine months of fiscal year 1999.

     PRE-OPENING AMORTIZATION. Pre-opening amortization decreased $403,000 to $1.0 million in the first nine months of fiscal year 1999, or 28.2%, from $1.4 million in the first nine months of fiscal year 1998. The decrease is primarily due to lower expenditures on pre-opening for new restaurants during fiscal year 1999 than was expended on pre-opening for restaurants opened in fiscal year 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.4 million to $5.4 million in the first nine months of fiscal year 1999, or 35.5%, from $4.0 million in the first nine months of fiscal year 1998. The increase is primarily due to the operation of seven new restaurants opened since the end of the first nine months of fiscal year 1998 and five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. As a percentage of sales, depreciation and amortization increased by 0.6 percentage points from 5.7% for the first nine months of fiscal year 1998 to 6.3% for the first nine months of fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $23,000 to $5.0 million in the first nine months of fiscal year 1999, or 0.5%, from $4.9 million in the first nine months of fiscal year 1998. During the first nine months of fiscal year 1998, the Company incurred $430,000 for severance agreements due to the departure of several key executives of the Company, including its President and Chief Executive Officer. As a percentage of sales, general and administrative costs decreased 1.1 percentage points from 6.9% for the first nine months of fiscal year 1998 to 5.8% for the first nine months of fiscal year 1999.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) decreased $1.5 million in expense to $1.3 million in the first nine months of fiscal year
1999, or 52.9%, from $2.8 million in the first nine months of fiscal year 1998. During the first nine months of fiscal 1998, the Company recognized an impairment loss of $1.1 million relating to the write-down of assets of two Company-Owned restaurants. The write-down was calculated according to the provisions of Financial Accounting Standards SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In addition, during the first nine months of fiscal 1998, the Company incurred a loss of $611,000 on the sale of the Boca Raton, Florida restaurant. The decrease is offset by additional interest expense on additional debt incurred due to the development and opening of seven new restaurants since the end of the fiscal year 1998 third quarter.

     INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and has reduced the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $134,000 and $166,000 in the first nine months of fiscal year 1999 and the first nine months of fiscal year 1998, respectively, represents state income tax and alternative minimum tax.

ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of January 24, 1999 were $756,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of Common Stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     During the fiscal year 1999 first quarter, the Company received financing commitments of $36.5 million, which will be used for developing new restaurants. These commitments of $16.5 million and $20.0 million were obtained from Franchise Finance Corporation of America ("FFCA") and CNL Group, Inc., respectively. These commitments added substantial flexibility to the current development plan allowing the Company to focus on development of sites identified and on finding new sites for additional restaurants. There is no guarantee that these additional financings will be completed.

     Pursuant to the $16.5 million funding commitment received from CNL Group, Inc., the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants in Pensacola, Florida during the first quarter of fiscal 1999; Jacksonville, Florida during the second quarter of fiscal 1999; Brandon, Florida and Clearwater, Florida during the third quarter of fiscal 1999.

     Pursuant to the $20.0 million funding commitment received from FFCA, the Company entered into a lease for a new Roadhouse Grill restaurant in Panama City, Florida.

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

     The Company's capital expenditures aggregated approximately $8.0 million for the thirty-nine weeks ended January 24, 1999 and $10.3 million for the thirty-nine weeks ended January 25, 1998, substantially all of which were used to open Roadhouse Grill restaurants.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($4.3 million at January 24, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

     The Company is currently in the process of contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties failure to resolve their own Year 2000 issues. The Company will assess and attempt to mitigate its risks with respect to the failure of these third parties to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 compliant cannot be reasonably estimated.

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

     The Company is in the process of establishing a contingency plan and intends to develop a plan to mitigate the effects of problems experienced by vendors or service providers in regard to the timely implementation of Year 2000 programs. This contingency plan is expected to be developed and in place by July 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on December 9, 1998. The following matters were submitted to votes of the Stockholders:

     It was proposed that the five members of the board of directors be re-elected to serve for a term of one year. Each director was re-elected to serve for a term of one year. The results of the voting on the foregoing matter were as follows:

                                    Affirmative        Negative                                 Broker
     Director                          Votes            Votes          Abstentions             Non-Votes
     --------                       -----------        --------        -----------             ---------
     Vincent Tan                    9,010,807           51,659              --                  246,275

     Ayman Sabi                     9,010,757           51,709              --                  246,275

     Philip Friedman                9,010,807           51,659              --                  246,275

     Phillip Ratner                 9,010,807           51,659              --                  246,275

     Alain K.K. Lee                 9,010,757           51,709              --                  246,275



     It was proposed that the selection of KPMG Peat Marwick, LLP as independent auditors for the Company for the 1999 fiscal year be ratified. The selection of KPMG Peat Marwick, LLP as independent auditors for the Company for the 1999 fiscal year was ratified. The results of the voting on the foregoing matter were as follows:

       Affirmative          Negative                          Broker
          Votes              Votes      Abstentions          Non-Votes
       -----------          --------    -----------          ---------
        9,045,920            9,199         7,347              246,275

     It was proposed that the 1998 Omnibus Stock Option Plan, which authorized the issuance of options to purchase up to 236,000 shares of the Company's Common Stock be approved by the Company's shareholders. The 1998 Omnibus Stock Option Plan was approved. The results of the voting on the foregoing matter were as follows:

       Affirmative          Negative                          Broker
          Votes              Votes      Abstentions          Non-Votes
       -----------          --------    -----------          ---------
        9,001,815            47,754        12,897             246,275


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed with or incorporated by reference in this report.

(b) The Company filed no reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 10, 1999, by the undersigned, thereunto duly authorized.



                                              ROADHOUSE GRILL, INC.
                                                 (Registrant)




/s/ Ayman Sabi                       President, Chief Executive Officer         March 10, 1999
--------------------------------     and Director
Ayman Sabi                           (Principal Executive Officer)



/s/ Glenn E. Glasshagel              Chief Financial Officer                    March 10, 1999
--------------------------------     (Principal Financial Officer
Glenn E. Glasshagel                  and Principal
                                     Accounting Officer)


                                INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------
10.53         Roadhouse Grill, Inc. 1998 Omnibus Stock Option Plan, effective
              July 1, 1998 (incorporated by reference from the Company's Proxy
              Statement for the Notice of Annual Meeting of Shareholders to be Held on December 9, 1998 Exhibit A, dated October 28, 1998).

10.54 Lease Agreement by and between the Company and FFCA Acquisition Corporation, dated August 19, 1998.

10.55 Lease Agreement and Construction Addendum by and between the Company and CNL APF Partners, L.P., dated September 15, 1998.

10.56 Master Security Agreement and Schedule No. 1 by and between the Company and Pacific Financial Company, dated January 14, 1999.

21.0          Subsidiaries of the Registrant.

27            Financial Data Schedule.