Form 10-K405
period 1999-04-25
ROADHOUSE GRILL INC
filed 1999-07-26
CIK 1019376

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 25, 1999

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
                                                           VALUE $0.03 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/   No / /

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 11, 1999 was $19,984,407 based upon the closing sale price of $6.375 as reported on the Nasdaq National Market on June 11, 1999.

         The number of shares of the registrant's common stock outstanding as of June 11, 1999 was 9,708,741.

===============================================================================

                             ROADHOUSE GRILL, INC.
                                   FORM 10-K
                        FISCAL YEAR ENDED APRIL 25, 1999

                                     INDEX


PART I                                                                                                      Page
                                                                                                            ----
Item 1.           Business..............................................................................      1

Item 2.           Properties............................................................................      9

Item 3.           Legal Proceedings.....................................................................     10

Item 4.           Submission of Matters to a Vote of Security Holders...................................     10



PART II

Item 5.           Market for Registrant's Common Equity and
                         Related Shareholder Matters....................................................     11

Item 6.           Selected Financial Data...............................................................     13

Item 7.           Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..................................     14

Item 8.           Financial Statements and Supplementary Data...........................................     22

Item 9.           Changes in and Disagreements with Accountant
                         on Accounting and Financial Disclosure.........................................     22



PART III

Item 10.          Directors and Executive Officers of the Registrant....................................     23

Item 11.          Executive Compensation................................................................     23

Item 12.          Security Ownership of Certain Beneficial Owners and Management........................     23

Item 13.          Certain Relationships and Related Transactions........................................     23



PART IV

Item 14.          Financial Statements and Exhibits.....................................................     23

Signatures        ......................................................................................     24


                                     PART I

ITEM 1. BUSINESS


      This Form 10-K contains forward-looking statements, including statements regarding, among other things (i) the Company's growth strategies, (ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-K, the words "believes," "anticipates," "expects" and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry (including trends affecting the Company's products, markets, prices and competition), reductions in the availability of financing, increases in interest rates, risks and uncertainties associated with the Company's expansion strategy and other factors discussed elsewhere in this report and documents filed by the Company with the Securities and Exchange Commission. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-K will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

OVERVIEW

      The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name "Roadhouse Grill." The Company is currently the largest operator of the roadhouse-style casual dining restaurant concept in the United States.

      The Company was founded in 1992 and opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 25, 1999, there were 56 Company-owned, three franchised and one licensed Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, Ohio, South Carolina and Tennessee. Of the 56 Company-owned locations open as of April 25, 1999, 31 are situated in Florida. One of the three franchised restaurants is located in Kuala Lumpur, capital city of Malaysia. The Company is engaged in an active plan of expansion and expects to open approximately 15 Company-owned restaurants in fiscal year 2000.

      On July 12, 1999, the licensed restaurant was reacquired by the Company and the licensing agreement was terminated. The Company intends to operate the former licensed restaurant as a Company-owned restaurant.

      Roadhouse Grill restaurants offer a diverse, moderately priced lunch and dinner menu highlighting exhibition cooking of steaks and other grilled entrees. The restaurants feature daily fresh baked yeast rolls, appetizers and homemade ice cream, as signature items.

      On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April. The Company filed a Form 10-K for the transition period which was from December 29, 1997 through April 26, 1998 (the "Transition Period"). The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, the fourth fiscal quarter consists of fourteen weeks.


THE ROADHOUSE GRILL CONCEPT

      The Company's primary business is the operation of full-service casual dining restaurants targeted toward singles, couples, families and senior citizens. Roadhouse Grill is now a substantial operator in the casual dining arena and its growth strategy will be controlled, expanding in existing strong markets and, upon significant due diligence, target new markets that complement the Company's existing base.

      Guest satisfaction comes from a pleasant restaurant atmosphere in which high-quality food and beverage are served at an excellent price/value. The Company motivates its employees to provide friendly and efficient service on a consistent basis.

The key elements that define the Roadhouse Grill concept are:

o Premium Quality Grilled Entrees and a Diverse Menu. Roadhouse Grill restaurants offer a wide variety of steaks, chicken, seafood and other entrees, many of which are grilled in an exhibition style kitchen.

o High Price/Value to Guests. Roadhouse Grill restaurants strive to provide a high price/value dining experience for its guests by offering a broad, moderately priced menu and serving high quality generous portions.

o Attentive, Friendly Service. The Company believes that a distinctive, enjoyable dining experience is made possible through excellent service. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service.

o Spacious, Open Layout. Roadhouse Grill restaurants are designed to have a fun and casual atmosphere. The interior of each restaurant is large, open and visually appealing, with exposed ceilings to help create Roadhouse Grill's casual ambiance.

o Broad Customer Appeal. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and particularly families. The Company believes that to be attractive to families, a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup. In addition, each restaurant offers a special "Kids' Menu" featuring an assortment of entrees for approximately $2.29. In 1998, for the third consecutive year, Roadhouse Grill was voted "Favorite Family Dining Restaurant" in a survey conducted by Sunshine Magazine, the South Florida based Sun-Sentinel Sunday magazine. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

    During the fourth calendar quarter of 1997, the Company's management team formulated a three-point plan to improve the Company's operating performance. Plan points were as follows:

1. IMPROVE UNIT ECONOMICS AND OPERATING MARGINS by better managing food, labor and other operating costs.

2. INCREASE SAME STORE SALES PERFORMANCE through increased advertising and greater brand awareness.

3. ENHANCE REAL ESTATE AND NEW RESTAURANT DEVELOPMENT through improved site selection and better construction management.

During fiscal year 1999, the Company realized significant benefits from the implementation of the three-point plan as evidenced by the Company's operating performance during the fiscal year.

UNIT ECONOMICS

The Company believes that Company-owned Roadhouse Grill restaurants produce attractive restaurant-level economics. The 44 Company-owned Roadhouse Grill restaurants open for the entire 52 weeks in fiscal year 1999 generated average net sales of approximately $2.5 million, average cash flow (operating income plus depreciation) of approximately $462,000, and average operating income of $305,000. The Company's average cash investment for these 44 restaurants was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. Restaurant-level economics are affected to the extent that the Company constructs free-standing units on Company-owned or leased land, rather than leasing existing buildings. In such cases, initial development costs are substantially greater and occupancy costs (other than depreciation) are substantially less when the Company leases existing buildings. The Company cannot predict if average unit-level economics would be altered significantly if in the future the mix of restaurants placed in leased buildings compared to free-standing buildings on Company-owned or leased land were to change materially from the Company's current mix.

EXPANSION

     The following paragraph contains forward-looking information concerning the Company's expansion plans for fiscal year 2000 that involve a number of risks and uncertainties. Similar forward-looking information is contained elsewhere in this document under "Business--Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     As of April 25, 1999, there were 56 Company-owned, three franchised and one licensed Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, Ohio, South Carolina and Tennessee. Of the 56 Company-owned locations open as of April 25, 1999, 31 are situated in Florida. One of the three franchised restaurants is located in Kuala Lumpur, capital city of Malaysia. The Company is engaged in an active plan of expansion and expects to open approximately 15 Company-owned restaurants in fiscal year 2000. The Company's expansion strategy through fiscal year 2000 is to increase its presence in markets where Roadhouse Grill restaurants now exist, and the potential for additional revenues and operating cash flows and profits is strong. The Company currently has a strong presence in Florida with 31 locations and intends to increase such presence during fiscal year 2000. The other markets where the Company expects to build its existing presence in fiscal year 2000 include Atlanta, Georgia, Ohio, North and South Carolina and Western New York.

     The Company's ability to achieve its projected expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites; to negotiate acceptable lease or purchase terms; to obtain required governmental approvals and construct new restaurants in a timely manner; to attract, train and retain qualified and experienced personnel and management; to obtain adequate funds; and to continue to operate its restaurants profitably. Due to these factors and others set out above, there is no assurance that the Company will be able to continue to effectively develop or operate additional restaurants or that it will be able to expand as planned. There is also no assurance that additional restaurants that may be opened in the future will be profitable or that expansion will not result in reduced sales in existing restaurants in close proximity to new restaurants, and to the extent this reduces cash flow available for new development and construction, it could cause the Company to fail to meet its expansion plans.

MENU

The Roadhouse Grill menu features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. The Company's steaks and prime rib are aged both before and after being cut and trimmed. The menu features over sixty items, including 13 cuts of steak ranging from 6 oz. to 18 oz. In addition to grilled selections, the menu offers a wide variety of appetizers, sandwiches, salads and desserts, including signature items such as Roadhouse cheese wraps and a daily selection of homemade ice cream. Each entree is served with a choice of a house salad or caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf and homemade yeast rolls. Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Prices range from $5.49 to $16.99. From 11:00 a.m. to 3 p.m. Monday through Friday, in addition to its full menu, each Roadhouse Grill offers a selection of 15 "Lunch in a Rush" menu items ranging from charbroiled steak salad to hand-breaded chicken strips and french fries, all prepared to order quickly and priced at $6.79 or less.

SITE SELECTION AND CONSTRUCTION

The Company believes the site selection process is critical to the long-term success of any restaurant, and, accordingly, devotes significant time and effort to the investigation and evaluations of potential locations. Among the factors in the site selection process are advertising and management efficiency; market demographics (including population, age and median household income); traffic patterns and activity; site visibility, accessibility and parking; and proximity to residential developments, office complexes, hotels, retail establishments and entertainment areas. Another important factor is the convenience of the potential location to both lunch and dinner guests and the occupancy cost of the proposed site. The Company's current strategy is that of clustering restaurants in markets that can support them with cost-effective media advertising. In addition, the Company believes that clustering multiple units in metropolitan areas allows more efficient use of supervision of the restaurants. The Company also considers existing or potential competition in the area and attempts to analyze the performance of other area restaurants. To date the Company has located most of its restaurants in or near neighborhood shopping malls and shopping centers, and currently expects that most of the restaurants opened in the future will be in or near malls and shopping centers.

Corporate management of the Company generally determines which geographic areas may be suitable for Roadhouse Grill restaurants. Potential sites in those geographic areas are identified by Company personnel, consultants and independent real estate brokers. In connection with the Company's evaluation, Company personnel visit and analyze each potential site.

When the Company has built restaurants in existing buildings, construction has taken approximately 90 days to 120 days after required construction permits have been obtained. Construction of from-the-ground-up restaurants is a longer process and has generally ranged from 120 to 180 days. The Company's experience to date has been that obtaining construction permits has generally taken from 30 days to 180 days. The Company engages outside general contractors for construction of its restaurants and expects to continue this practice for the foreseeable future.

RESTAURANT DESIGN AND LAYOUT

The Company's prototypical restaurant format is approximately 5,800 square feet with seating for approximately 225 guests. Roadhouse Grill restaurants range in size from 5,000 to 12,000 square feet with seating for approximately 190 to 240 guests. The Company uses a standardized design in constructing restaurants, with modifications made for each particular site. The Company is assisted by outside architects in the design of individual restaurants. The Company makes its standardized design available to its franchisees and has final right of approval on the design of each franchised restaurant.

Roadhouse Grill, Inc. believes its restaurants have a comfortable atmosphere and are visually appealing with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. The typical interior also includes multi-level seating, a full-service bar, an exhibition grill and display kitchen. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. In addition to the public areas, each restaurant has a food preparation and storage area including a fully equipped kitchen.

RESTAURANT LOCATIONS

The following table sets forth the location of Company-owned and franchised restaurants open as of April 25, 1999.



                                   NUMBER OF
                     COMPANY-OWNED RESTAURANTS IN OPERATION




                                                                   Number of
        Location                                                  Restaurants

        Florida.......................................................31

        Georgia  ......................................................5

        New York.......................................................5

        Louisiana......................................................4

        South Carolina.................................................3

        Alabama....................................................... 2

        Mississippi.................................................. .2

        Ohio...........................................................2

        Arkansas.......................................................1

        Tennessee......................................................1

        Total.........................................................56



                                   NUMBER OF
                      FRANCHISED RESTAURANTS IN OPERATION



                                                                  Number of
      Location                                                   Restaurants

      Nevada..........................................................2

      Malaysia........................................................1

      Total...........................................................3





FRANCHISE OPERATIONS

     General. In addition to operating Company-owned restaurants, the Company franchises others to operate Roadhouse Grill restaurants. The company currently has three franchisees: Roadhouse Operating Company, LLC, Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). Berjaya Group (Cayman) Limited ("Berjaya"), the majority shareholder of the Company, directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

The Company is currently seeking to develop additional franchising opportunities on an international basis with the primary focus on development in Europe and South America. The Company does not plan significant franchising in the United States in the foreseeable future.

        Roadhouse Operating Company, LLC. Roadhouse Operating Company, LLC entered into an initial franchise agreement and Master Development Agreement with the Company in August 1995. Pursuant to the Master Development Agreement, the Company enters into a franchise agreement with Roadhouse Operating Company, LLC for each new franchise restaurant prior to the opening of that restaurant.

The Master Development Agreement between the Company and Roadhouse Operating Company, LLC provides for the exclusive development of up to five restaurants over a period ending October 31, 1999 in Clark County, Nevada (which includes the Las Vegas, Nevada metropolitan area). Under the Master Development Agreement, Roadhouse Operating Company, LLC's exclusive right to develop Roadhouse Grill restaurants in the area specified is contingent upon Roadhouse Operating Company, LLC meeting the development schedule set forth in the Master Development Agreement. The Company is precluded from operating or franchising others to operate Roadhouse Grill restaurants in the specified area so long as the exclusive development rights remain in effect. Pursuant to the Master Development Agreement, and in each case pursuant to a separate franchise agreement, Roadhouse Operating Company, LLC currently operates two Roadhouse Grill restaurants and has one under construction.

Roadhouse Operating Company, LLC pays the Company a percentage royalty fee based on gross sales. Under the Master Development Agreement, Roadhouse Operating Company, LLC is not obligated to pay any area development or initial franchise fees.

The Company expects that Roadhouse Operating Company, LLC will not be able to meet the development schedule under the Master Development Agreement which expires on October 31, 1999. The Company anticipates amending the Master Development Agreement and granting Roadhouse Operating Company, LLC an additional period of time to complete its development schedule.

     Roadhouse Grill Hong Kong. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong, which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty on gross sales in connection with the operation of each of its restaurants. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 50% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2.5% of gross sales in the case of royalty fees. Effective December 1, 1997, the agreement was amended to allow the Company to receive 40% of any royalty fee payable by the third party franchisee, subject to a limitation of 2% of gross sales. Amounts for franchise and reservation fees were left unchanged.

Currently there are no franchise restaurants open under the Roadhouse Grill Hong Kong master development agreement and the Company does not anticipate any development of Roadhouse Grill restaurants in the foreseeable future.

     Roadhouse Grill Asia. In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia which covers countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least thirty Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong. See Item 13 "Certain Relationships and Related Transactions."

Roadhouse Grill Asia currently operates one franchised Roadhouse Grill restaurant. The Company does not anticipate further development of restaurants under the Master Development Agreement in the foreseeable future.

ADVERTISING AND MARKETING

     The Company attempts to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand-awareness and increase efficiencies in its marketing efforts. Roadhouse Grill, Inc. also utilizes television, radio and billboard advertising to promote its restaurants and build brand-awareness. In January 1999, the Company launched a 16-month advertising campaign that focuses on the "irreverent" or "rambunctious" behavior at Roadhouse Grill restaurants. The Company's motto is: "Roadhouse Grill...Eat, Drink and be Yourself." The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. For fiscal year 1999 advertising and marketing expense relating to Roadhouse Grill restaurants amounted to approximately 3.3% of total revenues.

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

     Roadhouse Grill restaurants generally operate with a general manager, a dining room manager, a kitchen manager and one or two assistant managers depending upon volume. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with Company standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 90 employees. The Company currently employs 13 area supervisors, each of whom is responsible for three to six restaurants. There are two regional directors, each of whom is responsible for six or seven area supervisors. The two regional directors communicate daily with the Vice President of Operations.

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

     Purchasing. To better insure uniform quality and obtain competitive prices, the Company contracts centrally for most restaurant food products and other supplies. Individual restaurants decide the amount of each item they require and place orders directly with the Company's distributors several times a week. Managers also arrange for dairy and produce items to be provided by local vendors that meet the Company's quality standards. Corporate management closely monitors prices and other supply contract terms for locally and centrally contracted items. Because of the volume of its aggregate orders and the volume of supplies delivered to each individual restaurant, the Company believes that it is able to obtain favorable prices for its supplies.

       Reporting and Financial Controls. The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. In addition, each restaurant is equipped with a computerized accounting system that allows restaurant management to efficiently manage labor, food cost and other direct operating expenses, that provide corporate management rapid access to financial data and that reduces time devoted by its restaurant managers to administrative responsibilities. Guest counts, sales, cash deposits and labor cost information are collected daily from each restaurant. Physical inventories of all food and beverage items are performed weekly. Each restaurant manager prepares a restaurant level weekly profit and loss statement, and at the end of each accounting period, operating statements are prepared for each location. The weekly and accounting period operating statements are reviewed at both the corporate level and restaurant level for variances from expected results to allow for any corrective actions to be taken as quickly as possible.

      Hours of Operation. The Company's Roadhouse Grill restaurants are open seven days a week, typically from 11:00 a.m. to 10:00 p.m. Sunday through Thursday and from 11:00 a.m. to 11:00 p.m. on Friday and Saturday.

RESTAURANT INDUSTRY AND COMPETITION

     The restaurant industry is highly competitive. The Company competes with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to that of the Company. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than the Company. The entrance of new competitors into the Company's market areas or the expansion of operations by existing competitors could have a material adverse effect on the Company's results of operations and financial condition. There is no assurance that the Company will be able to compete successfully in the markets in which it operates. In addition, the Company competes with other restaurant companies and retailers for sites, labor and, in many cases, customers. The Company believes that the key competitive factors in the restaurant industry are quality of food and service, price, location and concept. To the extent that one or more of its competitors becomes more successful with respect to any of the key competitive factors, the Company's business could be adversely affected.

     The restaurant industry has few non-economic barriers to entry and is affected by changes in consumer tastes as well as national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. Dependence on fresh meats and produce also subjects restaurant companies to the risk that shortages or interruptions of supply could adversely affect the availability, quality or cost of ingredients. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of qualified management and hourly employees also may adversely affect the restaurant industry generally and the Company's restaurants in particular. The Company's significant investment in and long-term commitment to each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. The Company's continued success is dependent to a large extent on its reputation for providing high quality and value and this reputation may be affected not only by performance of Company-owned restaurants but also by the performance of franchisee-owned restaurants over which the Company has limited control.

GOVERNMENT REGULATION

     Each Roadhouse Grill restaurant is subject to and affected by various federal, state and local laws and governmental regulations, including those relating to the preparation, sale and service of food and alcoholic beverages, designation of non-smoking and smoking areas, accessibility of restaurants to disabled customers, development and construction of restaurants and environmental matters. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of a new restaurant. Roadhouse Grill believes that it is operating in compliance in all material respects with applicable laws and regulations that govern its operations.

     Roadhouse Grill, Inc. is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Legislative proposals are under consideration by governmental authorities from time to time that would, if enacted, have a material adverse effect on the Company's business by increasing the Company's operating costs. There is no assurance that the Company would be able to pass such increased costs on to its guests or that, if it were able to do so, it could do so in a short period of time.

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

EMPLOYEES

     At April 25, 1999, the Company employed approximately 4,673 persons, of whom 4,229 were restaurant employees, 404 were restaurant management and supervisory personnel, and 40 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. No Company employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are generally satisfactory.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

     Roadhouse Grill, Inc. believes that its rights in trademarks, service marks and trade dress are important to its marketing efforts. Roadhouse Grill has registered the "Roadhouse Grill" service mark, the "Cowboy Jim and rocking chair" design and the slogan "Good Food and a Smile . . . That's Roadhouse Style" with the U.S. Patent and Trademark Office. The Company currently has registered the "Roadhouse Grill" service mark in France and Malaysia and has been approved for registration in Canada. Roadhouse Grill has certain foreign trademarks in various stages of the registration process; however, the Company has temporarily ceased the registration process in several countries and will resume such process on a case-by-case basis in certain of those countries in the near future.

ITEM 2. PROPERTIES

     As of April 25, 1999, all but 13 of the Company's restaurants were located in leased space. Initial lease expirations range from five to twenty years, with the majority of these leases providing renewal options extending the lease term. All of the Company's leases provide for a minimum annual rent, and several of the leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases which require the Company to pay the costs of insurance, taxes and a portion of the lessors' operating costs. The Company believes its facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for the present business needs of the Company.

The Company leases approximately 8,000 square feet for its corporate offices in Fort Lauderdale, Florida. Its lease for this office space expired September 30, 1998 and the Company has been on a month-to-month rental since that time. The Company has purchased an office building in the same general vicinity, which is approximately 30,000 square feet and expects to relocate its corporate functions to the new facility in the latter part of calendar year 1999. The Company will occupy approximately 17,000 square feet of the new facility and attempt to lease out the excess space on short-term leases.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, in the opinion of the Company, based on review by legal counsel, any resulting liability will not have a material adverse effect on the Company's financial position or results of operations or its business.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no maters submitted for a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     As of June 11, 1999, the Company's authorized and issued common equity consists of 9,708,741 shares of common stock, par value $.03 per share.

     The common stock of the Company has been traded on the Nasdaq National Market System since the Company's initial public offering on November 26, 1996 under the symbol "GRLL".

     The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market:

                                            HIGH                 LOW
                                            ----                 ---
              FISCAL 2000
              -----------
              FIRST QUARTER                 6.88                 5.63
              (THROUGH JULY 23, 1999)

              FISCAL 1999
              -----------
              First Quarter                 6.31                 4.19
              Second Quarter                5.13                 2.75
              Third Quarter                 6.25                 3.63
              Fourth Quarter                6.19                 4.25



              TRANSITION PERIOD
              -----------------
              January 1998                  3.63                 3.13
              February 1998                 4.50                 3.25
              March 1998                    4.25                 3.94
              April 1998                    4.69                 3.88


              FISCAL 1997
              -----------
              First Quarter                 7.50                 4.88
              Second Quarter                6.00                 5.00
              Third Quarter                 7.81                 4.63
              Fourth Quarter                5.19                 3.19


On July 23, 1999, the last reported sales price of the common stock on the Nasdaq National Market was $6.06.

     DIVIDEND POLICY

     The Company has not declared or paid any cash dividends or distributions on its capital stock in the past fiscal years. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future, as the current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

      SHAREHOLDERS

     As of June 11, 1999, there were 66 holders of record of the Company's common stock. The Company believes a certain portion of the Company's outstanding common stock may be held of record in broker "street name" for the benefit of individual investors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                                     ($ in thousands, except per share data)


                                                                              (UNAUDITED)
                                                               17 WEEKS        17 WEEKS
                                                  (UNAUDITED)    ENDED           ENDED
                                        FISCAL       FISCAL     APRIL 26,       APRIL 27,     FISCAL        FISCAL      FISCAL
                                      ----------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:            1999         1998         1998          1997          1997           1996        1995
                                         ----         ----         ----          ----          ----           ----        ----

Total revenues                        $  120,681    $ 100,194    $  37,684    $  30,285     $  92,795      $  62,433   $  34,275
Cost of restaurant sales:
      Food and beverage                   39,505       33,065       12,130       10,056        30,991         21,382      12,084
      Labor and benefits                  33,897       29,232       10,340        8,957        27,849         19,748      12,019
      Occupancy and other                 23,776       19,938        7,856        5,495        17,577         12,747       8,197
      Pre-opening amortization             1,318        1,822          520          719         2,021          1,027         513
                                      ----------    ---------    ---------    ---------     ---------      ---------   ---------

           Total cost of restaurant
             sales                        98,496       84,057       30,846       25,227        78,438         54,904      32,813

Depreciation and amortization              7,351        5,672        2,145        1,454         4,981          3,136       1,663
General and administrative                 6,766        6,645        2,210        1,773         6,208          4,471       3,328
Impairment of long-lived assets               --        1,120           --           --         1,120             --          --
                                      ----------    ---------    ---------    ---------     ---------      ---------   ---------

          Total operating expenses       112,613       97,494       35,201       28,454        90,747         62,511      37,804
                                      ----------    ---------    ---------    ---------     ---------      ---------   ---------

Operating income (loss)                    8,068        2,700        2,483        1,831         2,048           (78)     (3,529)

Other income (expense):
      Interest expense, net               (2,210)      (1,924)        (719)        (347)       (1,552)        (1,296)       (404)
      Equity in income (loss) of
        affiliates(1)                         (3)          90           57           29            62            206         284
      Other, net                             386          314          119          110           320            278         159
      Loss on sale of investment in
      affiliate                               --         (611)          --           --          (611)            --          --
                                      ----------    ---------    ---------    ---------     ---------      ---------   ---------
           Total other income
            (expense)                     (1,827)      (2,131)        (543)        (208)       (1,781)          (812)         39
                                      ----------    ---------    ---------    ---------     ---------      ---------   ---------
           Pretax income (loss)            6,241          569        1,940        1,623           267           (890)     (3,490)
           Income tax expense                233          216           81           40           175             --          --
                                      ----------    ---------    ---------    ---------     ---------      ---------   ---------

Net income (loss)                     $    6,008    $     353    $   1,859    $   1,583     $      92      $    (890)  $  (3,490)
                                      ==========    =========    =========    =========     =========      =========   =========

Basic net income (loss)
 per common share                     $     0.63    $    0.04    $    0.20    $    0.17     $    0.01      $   (0.18)  $   (1.00)
                                      ==========    =========    =========    =========     =========      =========   =========


Diluted net income (loss)
per common share                      $     0.62    $    0.04    $    0.20    $    0.17     $    0.01      $   (0.18)  $   (1.00)
                                      ==========    =========    =========    =========     =========      =========   =========

Weighted average common
 shares outstanding                    9,536,631    9,305,408    9,305,408    9,305,408     9,305,408      4,909,894   3,496,570
                                      ==========    =========    =========    =========     =========      =========   =========

Weighted average common
shares and share equivalents
outstanding--assuming dilution         9,668,469    9,315,139    9,326,642    9,315,307     9,305,408      4,909,894   3,496,570
                                      ==========    =========    =========    =========     =========      =========   =========

----------------------------------
(1)  See Note 1 of Consolidated Financial Statements.




                                             ($ in thousands, except per share data)

                                                                                (UNAUDITED)
                                                                     17 WEEKS     17 WEEKS
                                                      (UNAUDITED)     ENDED        ENDED
                                           FISCAL        FISCAL      APRIL 26,     APRIL 27,   FISCAL      FISCAL     FISCAL
                                       --------------------------------------------------------------------------------------
BALANCE SHEET DATA:                         1999          1998         1998         1997        1997        1996       1995
                                            ----          ----         ----         ----        ----        ----       ----
Working capital (deficit)               $  (3,989)     $(5,864)       $(5,864)    $(10,776)   $(5,886)    $(5,605)    $(7,560)
Total assets                               91,283       80,109         80,109       67,943     75,432      67,335      42,201
Long-term debt and due to related
parties, including current portion         19,505       19,095         19,095       12,850     18,115      13,657      13,324
Obligations under capital leases,
including current portion                  11,933        7,542          7,542        4,186      7,908       4,271       4,484
Total shareholders' equity              $  50,677      $43,154        $43,154      $42,705    $41,295     $41,100     $20,261


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name "Roadhouse Grill." The Company was founded in 1992 and opened its first restaurant in 1993. As of April 25, 1999, there were 56 Company-owned, three franchised and one licensed Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, Ohio, South Carolina and Tennessee. Of the 56 Company-owned restaurants open as of April 25, 1999, 31 are situated in Florida. One of the franchised restaurants is located in Kuala Lumpur, capital city of Malaysia.

    On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April.

    The Company's revenues are derived primarily from the sale of food and beverages. In fiscal year 1999, restaurant sales generated from lunch and dinner amounted to approximately 28% and 72% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 89% and 11%, respectively, of total restaurant sales in fiscal year 1999. Franchise and management fees during fiscal year 1999 accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed. The Company capitalizes restaurant pre-opening costs and amortizes such costs over the 12-month period following a restaurant opening. Pre-opening costs consist of direct costs related to hiring and training the initial work force and other direct costs associated with opening a new restaurant. During fiscal year 1999, pre-opening costs incurred in connection with the opening of 12 Company-owned restaurants averaged approximately $144,000.

     The Company's new restaurants can be expected to generate above-average sales during the initial weeks that the restaurant is open, commonly referred to as the "honeymoon" period. As the restaurant is open longer, sales generally decline after initial trial by guests. There is no assurance that a new Roadhouse Grill restaurant will attain the average unit volume that has been the Company's historical experience. Furthermore, costs during the first several months of operation can be expected to be higher than the Company's average costs, primarily cost of food and beverage sales and labor costs. There is no assurance that these costs will decline as the restaurant matures or that it will attain average costs.

     Effective April 26, 1999, which is the beginning of the Company's new fiscal year, the Company will adopt Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred.

     The average cash investment of the 44 Company-owned Roadhouse Grill restaurants open the entire 52 weeks in fiscal year 1999 was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 13 restaurant sites owned by the Company was approximately $911,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $100,000 per site. The Company expects that the average cash investment required to open new restaurants in fiscal year 2000, excluding land and pre-opening costs, will be approximately $1.1 million to $1.6 million, depending upon whether the Company converts an existing building or constructs a ground-up restaurant.

     In February 1998, the Company's Board of Directors elected Vincent Tan as Chairman of the Board of Directors of the Company. Mr. Tan replaced Tan Kim Poh who passed away in January 1998. Vincent Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian Company which owns Berjaya, the majority shareholder of the Company. Berjaya Group Berhad is a company headquartered in Malaysia with over 22,000 employees worldwide.

     In February 1998, the Company's Board of Directors elected Ayman Sabi as President and Chief Executive Officer of the Company. Mr. Sabi served as Chairman of the Company's Executive Committee from November 1997 to February 1998. He is also a director and shareholder of the Company and has significant experience in the restaurant and retail industries.

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company that owned the Kendall restaurant from the joint venture partners for a purchase price of $2.3 million. The purchase price was to be paid from the proceeds of the Initial Public Offering ("IPO") completed by the Company in November 1996, in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1.8 million with a deposit of $400,000 paid in January 1997, and the remaining $1.4 million payable by December 31, 1997 when the acquisition is closed and consummated. Subsequent to December 1997, the Company negotiated the price down to $1.6 million and completed the purchase on August 14, 1998. The Company accounted for this transaction using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill and is being amortized over 16 years.

     In December 1996, the Company purchased from an unaffiliated third party a 50% interest in Boca Roadhouse, L.C., a limited liability company that owns the Boca Raton, Florida, Roadhouse Grill restaurant ("Boca"). Prior to the acquisition, the restaurant had been a franchise managed by the Company under a management agreement. In December 1997, operations at Boca were discontinued and the Company sold its interest in Boca to Boca Raton Roadhouse Grill, L.C., recognizing a loss of $611,000.

     RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

     STATEMENTS OF OPERATIONS DATA


                                                                              17 Weeks    17 Weeks
                                                                               Ended       Ended
                                                       Fiscal      Fiscal     April 26,   April 27,    Fiscal     Fiscal
                                                        1999        1998        1998        1997        1997       1996
                                                       ------------------------------------------------------------------
     Total revenues                                    100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
     Cost of Company restaurant sales:
       Food and beverage                                32.7        33.0        32.2        33.2        33.4        34.2
       Labor and benefits                               28.1        29.2        27.4        29.6        30.0        31.6
       Occupancy and other                              19.7        19.9        20.8        18.1        18.9        20.5
       Pre-opening amortization                          1.1         1.8         1.4         2.4         2.2         1.6
                                                       ------------------------------------------------------------------
         Total cost of Company restaurant sales         81.6        83.9        81.8        83.3        84.5        87.9

     Depreciation and amortization                       6.1         5.7         5.7         4.8         5.4         5.0
     General and administrative                          5.6         6.6         5.9         5.9         6.7         7.2
     Impairment of long-lived assets                      --         1.1          --          --         1.2          --
                                                       ------------------------------------------------------------------
       Total operating expenses                         93.3        97.3        93.4        94.0        97.8       100.1

       Operating income (loss)                           6.7         2.7         6.6         6.0         2.2        (0.1)
     Total other income (expense)                       (1.5)       (2.1)       (1.4)       (0.6)       (1.9)       (1.3)
                                                       ------------------------------------------------------------------
     Pretax income (loss)                                5.2         0.6         5.2         5.4         0.3        (1.4)
     Income tax expense                                  0.2         0.2         0.2         0.1         0.2          --
                                                       ------------------------------------------------------------------
     Net income (loss)                                   5.0%        0.4%        5.0%        5.3%        0.1%       (1.4)%
                                                       ==================================================================
     Restaurant Data:

     Company-owned restaurants:
        Beginning of period                               44          34          42          31          31          19
        Opened                                            12          10           2           3          11          12
                                                       ------------------------------------------------------------------
        End of period                                     56          44          44          34          42          31
     Franchised restaurants                                3           3           3           3           3           3
     Licensed restaurants                                  1          --          --          --          --          --
                                                       ------------------------------------------------------------------
     Total restaurants                                    60          47          47          37          45          34
                                                       ==================================================================

     FIFTY-TWO WEEKS ENDED APRIL 25, 1999 ("FISCAL YEAR 1999") COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 26, 1998 ("FISCAL YEAR 1998")

     Restaurants open. At April 25, 1999 there were 56 Company-owned restaurants open, including the Kendall Roadhouse Grill restaurant ("Kendall"). On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At April 26, 1998, there were 44 Company-owned restaurants, excluding Kendall and Boca, which were owned by limited liability companies in which the Company held a 50% ownership interest. (In December 1997, the Company sold its ownership interest in Boca). The 12 new restaurants opened during fiscal year 1999 represents a 27.3% increase in the number of Company-owned restaurants from the end of fiscal year 1998 to the end of fiscal year 1999.

     Total revenues. Total revenues increased $20.5 million, or 20.4%, from $100.2 million for fiscal year 1998 to $120.7 million for fiscal year 1999. This increase is primarily attributable to sales generated at the 12 new restaurants opened by the Company since the end of fiscal year 1998 and the full year operations of the 10 new restaurants opened in fiscal year 1998 that were open and operating only partially during fiscal year 1998. Sales at comparable restaurants for fiscal year 1999 were even with sales in the prior year comparable period. This was due in part to the late start of the tourist season in Florida. At the end of fiscal year 1999, the Company operated 31 Company-owned restaurants in Florida. A restaurant is considered comparable after its first 18 months of operation.

     Food and beverage. Food and beverage costs increased $6.4 million, or 19.5%, during fiscal year 1999 to $39.5 million from $33.1 million in fiscal year 1998. The increase is primarily attributable to the opening and operating of 12 new restaurants since the end of fiscal year 1998 and the full year of operations of the 10 new restaurants opened in fiscal year 1998 that were open and operating only partially during that fiscal year. As a percentage of total revenues, food and beverage costs decreased 0.3 percentage points to 32.7% for fiscal year 1999 from 33.0% for fiscal year 1998.

     Labor and benefits. Labor and benefits costs increased $4.7 million to $33.9 million in fiscal year 1999, or 16.0%, from $29.2 million in fiscal year 1998. The increase is primarily due to the operation of 12 new restaurants opened since the end of the fiscal year 1998 as well as the full year of operations of the 10 restaurants opened during fiscal year 1998 that were open and operating only partially during that fiscal year. However, as a percentage of sales, labor and benefits costs decreased by 1.1 percentage points to 28.1% for fiscal year 1999 from 29.2% for fiscal year 1998. This decrease is primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

     Occupancy and other. Occupancy and other costs increased $3.9 million to $23.8 million in fiscal year 1999, or 19.2%, from $19.9 million in fiscal year 1998. The increase is primarily due to the operation of 12 new restaurants opened since the end of fiscal year 1998 and the full year of operations of the 10 new restaurants opened during fiscal year 1998 that were open and operating only partially during that fiscal year. As a percentage of sales, occupancy and other costs decreased by 0.2 percentage points from 19.9% for fiscal year 1998 to 19.7% for fiscal year 1999. Partially offsetting the decline in occupancy and other costs as a percentage of total revenues was an increase in marketing and advertising costs in fiscal year 1999. As a percentage of total revenues, marketing and advertising costs rose to 3.3% in fiscal year 1999 compared to 2.1% of total revenues in fiscal year 1998.

     Pre-opening amortization. Pre-opening amortization decreased $504,000 to $1.3 million in fiscal year 1999, or 27.7%, from $1.8 million in fiscal year 1998. The decrease is primarily due to lower expenditures on pre-opening costs for new restaurants during fiscal year 1999 than was expended on pre-opening costs for restaurants opened in fiscal year 1998.

     Depreciation and amortization. Depreciation and amortization increased $1.7 million to $7.4 million in fiscal year 1999, or 29.6%, from $5.7 million in fiscal year 1998. The increase is primarily due to the operation of 12 new restaurants opened since the end of fiscal year 1998 and the full year of operations of the 10 new restaurants opened in fiscal year 1998 that were open and operating only partially during that fiscal year. As a percentage of sales, depreciation and amortization increased by 0.4 percentage points from 5.7% for fiscal year 1998 to 6.1% for fiscal year 1999.

     General and administrative. General and administrative costs increased $121,000 to $6.8 million in fiscal year 1999, or 1.8%, from $6.6 million in fiscal year 1998. As a percentage of sales, general and administrative costs decreased 1.0 percentage points from 6.6% for fiscal year 1998 to 5.6% for fiscal year 1999. This percentage decrease was a result of the increase in the revenue base since fiscal year 1998 and the fixed nature of general and administrative costs.

     Impairment of long-lived assets. During fiscal year 1998, the Company recognized an impairment loss of $1.1 million relating to the write-down of assets of two Company-owned restaurants. The write-down was calculated according to the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of".

     Total other income (expense). Total other income (expense) decreased $304,000 in expense to $1.8 million in fiscal year 1999, or 14.3%, from $2.1 million in fiscal year 1998. During fiscal year 1998 third quarter, the Company incurred a loss of $611,000 on the sale of the Boca Raton, Florida restaurant. The decrease is offset by additional interest expense on additional debt incurred due to the development and opening of 12 new restaurants since the end of fiscal year 1998.

     Income tax. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $233,000 and $216,000 in fiscal year 1999 and fiscal year 1998, respectively, represent state income tax and alternative minimum tax.

     17 WEEKS ENDED APRIL 26, 1998 ("STUB PERIOD 1998") COMPARED TO THE 17 WEEKS ENDED APRIL 27, 1997 ("STUB PERIOD 1997")

     Restaurants open. At April 26, 1998, there were 44 Company-owned restaurants in operation, excluding Kendall. At April 27, 1997, there were 34 Company-owned restaurants, excluding Kendall and Boca. (In December 1997, the Company sold its ownership interest in the limited liability company, which owned Boca.) This represented a 29.4% increase in the number of Company-owned restaurants.

     Total Revenues. Total revenues increased $7.4 million, or 24.4%, from $30.3 million for the stub period 1997 to $37.7 million for the stub period 1998. The increase was primarily attributable to the operation of 10 new restaurants opened since the end of the stub period 1997. Sales at comparable stores were up 0.2% reversing a three-year period of declines. This positive trend resulted from a media advertising campaign launched in February 1998.
In the comparable period of 1997, advertising expenditures had been curtailed.

     Food and beverage. Food and beverage costs as a percentage of sales decreased by 1.0 percentage points to 32.2% for the stub period 1998 from 33.2% for the stub period 1997. This decrease was primarily due to improved management of such costs in field operations as well as corporate management and to food and bar cost models designed to improve margins through reduced costs.

     Labor and benefits. Labor and benefits costs increased $1.3 million to $10.3 million for the stub period 1998, or 15.4%, from $9.0 million for the stub period 1997. The increase was primarily due to the operation of 10 new restaurants opened since the end of stub period 1997. However, as a percentage of sales, labor and benefits costs decreased by 2.2 percentage points to 27.4% for the stub period 1998 from 29.6% for the stub period 1997. This decrease was primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

     Occupancy and other. Occupancy and other costs increased $2.4 million to $7.9 million in the stub period 1998 or 43.0%, from $5.5 million in the stub period 1997. The increase is primarily due to the operation of 10 new restaurants opened since the end of stub period 1997. As a percentage of sales, occupancy and other costs increased by 2.7 percentage points from 18.1% for the stub period 1997 to 20.8% for the stub period 1998. This increase was due to management's conscious decision to concentrate on building brand-awareness through investment spending on production and media advertising. Advertising expense was curtailed in the prior year's comparable period.

     Pre-opening amortization. Pre-opening amortization decreased $199,000 to $520,000 for the stub period 1998, or 27.7%, from $719,000 for the stub period 1997. The decrease is primarily due to lower expenditures on pre-opening costs for new restaurants during the stub period 1998 than was expended on pre-opening costs for restaurants opened in the stub period 1997.

     Depreciation and amortization. Depreciation and amortization increased $691,000 to $2.1 million for the stub period 1998, or 47.5%, from $1.5 million for the stub period 1997. The increase was due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original lives of the furniture, fixtures and equipment. As a percentage of sales, depreciation and amortization increased by 0.9 percentage points from 4.8% for the stub period 1997 to 5.7% for the stub period 1998.

     General and administrative. General and administrative costs increased $437,000 to $2.2 million for the stub period 1998, or 24.6%, from $1.8 million for the stub period 1997. As a percentage of sales, general and administrative costs were comparable for both periods presented.

     Total other income (expense). Total other income (expense) increased $335,000 in expense to $543,000 for the stub period 1998, or 161.0%, from $208,000 for the stub period 1997. The increase was attributable to additional interest expense on new debt incurred due to the development and opening of 10 new restaurants since the end of the stub period 1997.

     Income tax. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $81,000 and $40,000 in the stub period 1998 and the stub period 1997, respectively, represent state income tax and alternative minimum tax.

     FIFTY-TWO WEEKS ENDED DECEMBER 28, 1997 ("FISCAL YEAR 1997") COMPARED TO THE FIFTY-TWO WEEKS ENDED DECEMBER 29, 1996 ("FISCAL YEAR 1996")

     Restaurants open. At the beginning of fiscal year 1997, there were 31 Company-owned restaurants in operation (excluding Kendall and Boca, which were owned by limited liability companies in which the Company held a 50% ownership interest). During fiscal year 1997, the Company opened 11 new restaurants and sold its ownership interest in Boca, ending the year with 42 Company-owned restaurants in operation (excluding Kendall). This represents a 35.5% year-over-year increase in the number of Company-owned restaurants.

     Total revenues. Total revenues increased $30.4 million, or 48.6%, from $62.4 million in fiscal year 1996 to $92.8 million for fiscal year 1997. This increase was attributable to sales generated at the 11 restaurants opened since the end of fiscal year 1996 and the full year operations of the 12 new restaurants opened in fiscal year 1996 that were open and operating only partially during fiscal year 1996. Sales at comparable stores for fiscal year 1997 decreased by 3.2% compared to fiscal year 1996.

     Food and beverage. Food and beverage costs as a percentage of sales decreased by 0.8 percentage points to 33.4% for fiscal year 1997 from 34.2% for fiscal year 1996. This decrease was due to various margin improvement initiatives and an increase in the availability of volume discounts.

     Labor and benefits. Labor and benefits costs increased $8.1 million to $27.8 million for fiscal year 1997, or 41.0%, from $19.7 million for fiscal year 1996. The increase was primarily due to the operation of 11 new restaurants opened during fiscal year 1997. However, as a percentage of sales, labor and benefits costs decreased by 1.6 percentage points to 30.0% for fiscal year 1997 from 31.6% for fiscal year 1996. This decrease was primarily due to a larger base of mature restaurants and improved productivity.

     Occupancy and other. Occupancy and other costs increased $4.9 million to $17.6 million in fiscal year 1997, or 37.9%, from $12.7 million in fiscal year 1996. The increase is primarily due to the operation of 11 new restaurants opened since the end of fiscal year 1996. As a percentage of sales, occupancy and other costs decreased by 1.6 percentage points from 20.5% for fiscal year 1996 to 18.9% for fiscal year 1997. This decrease is primarily attributable to operating efficiencies achieved in direct operating expenses and a decrease in marketing expense.

     Pre-opening amortization. Pre-opening amortization decreased $994,000 to $2.0 million in fiscal year 1997, or 96.8%, from $1.0 million in fiscal year 1996. The decrease is primarily due to lower expenditures on pre-opening costs for new restaurants during fiscal year 1997 than was expended on pre-opening costs for restaurants opened in fiscal year 1996.

     Depreciation and amortization. Depreciation and amortization increased $1.9 million to $5.0 million for fiscal year 1997, or 58.8%, from $3.1 million for fiscal year 1996. The increase was due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original lives of the furniture, fixtures and equipment. As a percentage of sales, depreciation and amortization increased by 0.4 percentage points from 5.0% for fiscal year 1996 to 5.4% for fiscal year 1997.

     General and administrative. General and administrative costs increased $1.7 million to $6.2 million for fiscal year 1997, or 38.9%, from $4.5 million for fiscal year 1996. As a percentage of sales, general and administrative costs declined 0.5 percentage points in fiscal year 1997 to 6.7% from 7.2% in fiscal year 1996.

     Impairment of long-lived assets. In fiscal year 1997, the Company recognized an impairment loss of $1.1 million relating to the write-down of assets of two Company-owned restaurants. The write-down was calculated according to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Total other income (expense). Total other income (expense) increased $1.0 million in expense to $1.8 million for fiscal year 1997, or 119.3%, from $812,000 for fiscal year 1996. The increase is primarily due to a loss incurred on the sale of Boca during fiscal 1997. The loss totaled $611,000, or 0.7% of revenues. This was partially offset by a decrease in interest expense.

     Income tax. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $175,000 for fiscal year 1997 represents state income tax and alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and, to date, has financed its requirements through privately placed equity financing, a public offering of equity, bank borrowings, operating and capital leases, borrowings from related parties, and cash flows from operations.

     As of July 23, 1999, the Company has available to it approximately $25.0 million in sale-lease back credit facilities. Of this amount approximately $15.0 million is available from Franchise Finance Corporation of America ("FFCA") and approximately $10.0 million is available from CNL Fund Advisors, Inc. ("CNL"). These sale-leaseback credit facilities are available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in August 1999 and the credit facility with CNL expires in January 2000. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, if fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2000 and beyond would be greatly reduced.

     In September 1997, the Company entered into a $15.0 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate with a 9.55% interest rate. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The remaining balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations. Monthly principal and interest payments for this facility are due through October 2012.

     On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova Capital Corporation. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations.

     During January 1999, the Company entered into a Master Security Agreement with Pacific Financial Company. The agreement consists of three 5-year term loans collateralized by personal property and fixtures at three Company-owned restaurants with an effective interest rate of 10.74%. Monthly principal and interest payments are due through February 2004.

     The Company's capital expenditures aggregated approximately $14.6 million and $15.2 million in fiscal year 1999 and 1998, respectively, primarily for new restaurant expansion.

     The Company plans to open approximately 15 new Company-owned Roadhouse Grill restaurants in fiscal year 2000. The development costs for a restaurant may increase substantially when the Company purchases or leases land for the building site and constructs a restaurant from the ground-up. The average cash investment for the 12 new restaurants opened during fiscal year 1999 was approximately $1.4 million for units in remodeled buildings (5 units) and approximately $1.5 million for from-the-ground-up units constructed (7 units). This average cash investment includes building structures (where applicable), building or leasehold improvements, and equipment and fixtures, but excludes land and pre-opening costs. Costs for land, if purchased, have ranged from approximately $550,000 to $1.2 million per site. The Company has estimated capital expenditures to be approximately $20.0 million to $25.0 million in fiscal year 2000. Actual capital needs could vary significantly depending on the number of restaurants the Company develops through the lease of space in existing buildings as compared to the purchase or lease of building sites and the construction of from-the-ground-up restaurants. The Company expects that in fiscal year 2000, a greater percentage of restaurant development will come through the purchase or lease of building sites and construction of ground-up units compared to prior years, and therefore the Company's average cash investment in new unit development will be somewhat greater than in prior years.

     The Company expects that funds available to it under existing sale-leaseback credit facilities as well as other sale-leaseback credit facilities secured along with cash flows from restaurant operations and equipment financing will fund planned expansion through fiscal year 2000. The Company will require additional capital to carry out its current expansion plans beyond fiscal year 2000. Various factors, however, could cause the Company to use capital more rapidly than planned. These factors include increased expansion, an increased number of restaurants developed through the purchase or lease of a building site and the construction of a restaurant from-the-ground-up rather than through leased space, and decreased cash flows from existing or new restaurants. Although to date the Company has developed each of its restaurants individually, it may in the future consider expansion through the acquisition of groups of existing restaurants (including restaurants owned by its franchisees). In that case, the Company might use capital more rapidly than expected. If the Company uses capital more rapidly than expected and/or fails to obtain the additional required capital through some type of financing, it would reduce future planned expansion, particularly beyond fiscal year 2000.

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($4.0 million at April 25, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

SEASONALITY AND QUARTERLY RESULTS

    The Company operates on a fifty-two or fifty-three week fiscal year. The fiscal year ends on the last Sunday in April and consists of four thirteen week quarters (except in the case of a fifty-three week year in which the fourth quarter consists of fourteen weeks) structured as follows:

o        1st Quarter -     May, June, July
o        2nd Quarter -     August, September, October
o        3rd Quarter -     November, December, January
o        4th Quarter -     February, March, April

     The Company's Roadhouse Grill restaurants have generally experienced higher average sales in third and fourth quarters ("Winter Months"). As a result, operating income and net income margins have been and are expected to continue to be higher in each of those quarters than in the first and second quarters ("Summer Months"). As a general rule, the restaurant industry as a whole experiences higher average sales, operating and net income in the Summer Months as opposed to the Winter Months. At April 25, 1999, of the 56 Company-owned restaurants in operation, 31 are located in Florida which has a significant influx of tourists during the Winter Months, thus increasing the Company's sales, operating and net income during that period. Because of the tremendous amount of tourism in Florida, if tourism declines from one year to the next, it could have a significant impact on the Company's sales, operating and net income during the Winter Months.

     In addition, quarterly results have been and are expected to continue to be substantially affected by the timing of new restaurant openings. Accordingly, quarter-to-quarter comparisons of the Company's results of operations may not be meaningful. Moreover, because of seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

     To date the Company's primary development has been focused in areas of the southeastern United States that enjoy more moderate climates than other regions of the country. During the last several fiscal years, however, the Company developed a limited number of Roadhouse Grill restaurants in the Midwest and Northeast. The Company's current plans call for a substantial increase in development of restaurants in the Midwest and Northeast. Climates in these regions are less mild and harsh weather conditions (primarily in winter and late fall) have in the past, and could in the future, adversely affect the performance of restaurants in these regions and the Company as a whole.

YEAR 2000 ISSUE

     Many software applications and operational programs previously written were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or programs to properly recognize the dates beginning in the Year 2000 may result in miscalculations or system failures. This could have an adverse effect on the Company's operations, if not corrected.

     The Company has appointed a Year 2000 committee which has initiated a comprehensive project to prepare its information technology systems as well as non-information technology systems for the Year 2000. The project includes identification and assessment of software, hardware and equipment that could potentially be affected by the Year 2000 issue, remedial action and further testing procedures. The Company plans to complete this project by October 1, 1999. The Company believes that the majority of its information technology systems and non-information technology systems will be Year 2000 compliant with minimal modifications required for software applications, hardware and equipment, and currently estimates that the total cost of its Year 2000 project will be approximately $150,000. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

     The Company's most significant third party vendors consist of restaurant food and supply vendors and other vendors. An initial inventory of all significant third party vendors, including but not limited to, restaurant food and supply vendors, banking institutions, credit card processors and information systems providers such as outside payroll services, has been completed and letters mailed requesting information regarding each party's Year 2000 compliance status. All responses received to date have indicated the vendor is now or will be Year 2000 compliant prior to January 1, 2000. The Company has developed a contingency plan for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change in vendors to minimize the Company's risks. The effect, if any, on the Company's results of operations from failure of third parties to be Year 2000 compliant cannot be reasonably estimated.

     The Company believes that it has an effective plan in place to be Year 2000 compliant in a timely manner. However, due to the unique nature of the issue and the lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The Company may encounter unanticipated third party failures or a failure to successfully conclude its systems remediation efforts. Any of these unforeseen events may have a material adverse impact on the Company's results of operations, financial condition or cash flows. Potential sources of risk include the inability of principal suppliers to be Year 2000 compliant, which could result in delays in product deliveries from suppliers, and disruption of the distribution channels, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time. The company has developed a contingency plan which is intended to mitigate the effects of problems experienced by the Company or key vendors or service providers in the timely implementation of Year 2000 programs.

     The most likely worst case scenario for the Company is that a significant number of Roadhouse Grill restaurants will be temporarily unable to operate due to public infrastructure failures and/or food supply problems. Some restaurants may have problems for extended periods of time. The failure of restaurants to operate would result in reduced revenues and cash flows for the Company during the disruption period. Loss of restaurant sales would, however, be partially offset by reduced costs.

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of the Company's employees are paid at federal and state established minimum wage levels, changes in such wage laws affect the Company's labor costs. In addition, most of the Company's leases require the Company to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary pressures. The Company believes recent low inflation rates in its principal markets have contributed to relatively stable food and labor costs. There is no assurance that low inflation rates will continue or that the Company will have the ability to control costs in the future.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of April 25, 1999 were $1.2 million. The Company will adopt SOP 98-5 as of April 26, 1999, the beginning of its new fiscal year, and the current balance capitalized as pre-opening costs will be reported as a change in accounting principle for the quarter ended July 25, 1999.

     In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance in determining capitalizable costs incurred in connection with the development or acquisition of internal use software. SOP 98-1 states that certain costs incurred during the "Application Development Stage," (design of chosen path, coding, installation to hardware, and testing) be capitalized. These costs include external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Initial application should be as of the beginning of the fiscal year and applied to costs incurred for all projects during that fiscal year, including projects in progress upon initial application of SOP 98-1. The Company does not believe that the adoption of SOP 98-1 will have a material impact on the Company's consolidated financial statements and notes thereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Index to Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Company's directors is incorporated by reference to the information contained under the caption "Certain Information Concerning the Board of Directors" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 4, 1999.

     The information with respect to the Company's executive officers is incorporated by reference to the information contained under the caption "Certain Information Concerning Executive Officers" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 4, 1999.



ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the information contained under the caption "Executive Compensation" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 4, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is incorporated by reference to the information contained under the caption "Security Ownership of Officers, Directors, and Certain Beneficial Owners" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 4, 1999.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" included in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on November 4, 1999.



                                    PART IV

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

(a)  List of documents filed as part of this report:

     1.   Consolidated Financial Statements

          The Consolidated Financial Statements are listed in the accompanying "Index to Financial Statements" on Page F-1.

     2.   Financial Statement Schedules

          Financial Statement Schedules are listed in the accompanying "Index to Financial Statements" on Page F-1

     3.   Exhibits

          The exhibits filed with or incorporated by reference in this report are as follows:

          12.1 - Subsidiaries of the Registrant
          27   - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the period covered by this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of July, 1999.

                                              ROADHOUSE GRILL, INC.


                                              By: /s/ Ayman Sabi
                                                  ---------------------------
                                                  Ayman Sabi
                                                  President, Chief Executive
                                                  Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signatures                           Title                                    Date
            ----------                           -----                                    ----

/s/ Ayman Sabi                          President, Chief Executive                    July 26, 1999
-----------------------------------     Officer and Director                          -------------
Ayman Sabi                              (Principal Executive Officer)



/s/ Glenn E. Glasshagel                 Chief Financial Officer                       July 26, 1999
-----------------------------------     (Principal Financial Officer                  -------------
Glenn E. Glasshagel                     and Principal Accounting Officer)



/s/ Vincent Tan                         Chairman of the Board                         July 26, 1999
-----------------------------------     of Directors                                  -------------
Vincent Tan



/s/ Philip Friedman                     Director                                      July 26, 1999
-----------------------------------                                                   -------------
Philip Friedman




/s/ Phillip Ratner                      Director                                      July 26, 1999
-----------------------------------                                                   -------------
Phillip Ratner





/s/ Alain K.K. Lee                      Director                                      July 26, 1999
-----------------------------------                                                   -------------
Alain K.K. Lee


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                 Page

                                                                                                                 ----
Independent Auditors' Report..............................................................................        F-2

Consolidated Balance Sheets as of April 25, 1999 and April 26, 1998.......................................        F-3

Consolidated Statements of Operations for the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks
    Ended April 26, 1998, and the Fifty-Two Weeks Ended December 28, 1997 and December 29, 1996...........        F-4

Consolidated Statements of Changes in Shareholders' Equity for the Fifty-Two Weeks Ended April 25, 1999,
    the Seventeen Weeks Ended April 26, 1998, and the Fifty-Two Weeks Ended December 28, 1997
    and December 29, 1996.................................................................................        F-5

Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks
    Ended April 26, 1998, and the Fifty-Two Weeks Ended December 28, 1997 and December 29, 1996...........        F-6

Notes to Consolidated Financial Statements................................................................        F-7


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying consolidated balance sheets of Roadhouse Grill, Inc. and subsidiaries as of April 25, 1999 and April 26, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fifty-two weeks ended April 25, 1999, the seventeen weeks ended April 26, 1998 and each of the fifty-two weeks ended December 28, 1997 and December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. and subsidiaries as of April 25, 1999 and April 26, 1998 and the results of their operations and their cash flows for the fifty-two weeks ended April 25, 1999, the seventeen weeks ended April 26, 1998 and the fifty-two weeks ended December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles.



KPMG LLP


June 4, 1999
Miami, Florida

                             ROADHOUSE GRILL, INC.
                          CONSOLIDATED BALANCE SHEETS
                       April 25, 1999 and April 26, 1998

                    ($ in thousands, except per share data)

                                                                                     April 25,                April 26,
                                                                                       1999                      1998
                                                                          -----------------------  ----------------------
                                 Assets
Current assets:
  Cash and cash equivalents...........................................             $         975             $     3,555
  Accounts receivable.................................................                     1,279                     242
  Inventory...........................................................                     1,181                     939
  Due from related party..............................................                        --                   1,000
  Current portion of note receivable..................................                        --                     183
  Pre-opening costs, net..............................................                     1,222                     967
  Deferred tax assets, net.............................                                    2,270                     421
  Prepaid expenses....................................................                       992                     542
                                                                          -----------------------  ----------------------
     Total current assets.............................................                     7,919                   7,849

Note receivable.......................................................                       167                     112
Property & equipment, net.............................................                    77,821                  66,898
Intangible assets, net of accumulated amortization of $227 and $121
  at April 25, 1999 and April 26, 1998, respectively..................                     2,031                     615
Other assets..........................................................                     3,345                   4,023
Investment in and advances to affiliates..............................                        --                     612
                                                                          -----------------------  ----------------------

     Total assets.....................................................            $       91,283             $    80,109
                                                                          =======================  ======================

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable....................................................            $        4,692             $     4,858
  Accrued expenses....................................................                     4,476                   5,460
  Due to related party................................................                        --                   1,500
  Current portion of long-term debt...................................                     1,047                     688
  Current portion of capital lease obligations........................                     1,593                   1,207
                                                                          -----------------------  ----------------------
     Total current liabilities                                                            11,808                  13,713

Long-term debt........................................................                    18,458                  16,907
Capital lease obligations.............................................                    10,340                   6,335
                                                                          -----------------------  ----------------------

     Total liabilities................................................                    40,606                  36,955

Shareholders' equity:
  Common stock $0.03 par value. Authorized 30,000,000 shares;
      issued and outstanding 9,708,741 and 9,305,408 shares as of
      April 25, 1999 and April 26, 1998, respectively ................                       291                     279
  Additional paid-in capital..........................................                    50,039                  48,536
  Retained earnings (deficit).........................................                       347                 (5,661)
                                                                          -----------------------  ----------------------

     Total shareholders' equity.......................................                    50,677                  43,154
Commitments and contingencies (Note 11)...............................                        --                      --
                                                                          ----------------------   ----------------------
     Total liabilities and shareholders' equity.......................            $       91,283             $    80,109
                                                                          =======================  ======================




          See accompanying notes to consolidated financial statements.

                             ROADHOUSE GRILL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

    For the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks Ended
      April 26, 1998, and the Fifty-Two Weeks Ended December 28, 1997 and
                               December 29, 1996

                    ($ in thousands, except per share data)


                                                       April 25,             April 26,          December 28,         December 29,
                                                          1999                 1998                 1997                 1996
                                                     ---------------      ----------------     ----------------     ----------------
Total revenues..............................            $   120,681            $   37,684          $    92,795          $    62,433

Cost of restaurant sales:
   Food and beverage........................                 39,505                12,130               30,991               21,382
   Labor and benefits.......................                 33,897                10,340               27,849               19,748
   Occupancy and other......................                 23,776                 7,856               17,577               12,747
   Pre-opening amortization.................                  1,318                   520                2,021                1,027
                                                     ---------------      ----------------     ----------------     ----------------

   Total cost of restaurant sales...........                 98,496                30,846               78,438               54,904

Depreciation and amortization...............                  7,351                 2,145                4,981                3,136
General and administrative..................                  6,766                 2,210                6,208                4,471
Impairment of long-lived assets.............                     --                    --                1,120                   --
                                                     ---------------      ----------------     ----------------     ----------------

   Total operating expenses.................                112,613                35,201               90,747               62,511
                                                     ---------------      ----------------     ----------------     ----------------

   Operating income (loss)..................                  8,068                 2,483                2,048                 (78)

Other income (expense):
   Interest expense, net....................                 (2,210)                 (719)              (1,552)              (1,296)
   Equity in net income of affiliates.......                     (3)                   57                   62                  206
   Other, net...............................                    386                   119                  320                  278
   Loss on sale of investment in affiliate..                     --                    --                 (611)                  --
                                                     ---------------      ----------------     ----------------     ----------------

        Total other income (expense).........                 (1,827)                 (543)              (1,781)               (812)
                                                     ---------------      ----------------     ----------------     ----------------

   Pretax income (loss).....................                  6,241                 1,940                  267                 (890)

   Income tax expense.......................                    233                    81                  175                   --
                                                     ---------------      ----------------     ----------------     ----------------

        Net income (loss)...................             $    6,008            $    1,859            $      92          $      (890)
                                                     ===============      ================     ================     ================


Basic net income (loss) per common share....             $     0.63            $     0.20            $    0.01          $     (0.18)
                                                     ===============      ================     ================     ================

Diluted net income (loss) per common share..             $     0.62            $     0.20            $    0.01          $     (0.18)
                                                     ===============      ================     ================     ================

Weighted average common shares
outstanding.................................              9,536,631             9,305,408            9,305,408            4,909,894
                                                     ===============      ================     ================     ================

Weighted average common shares and
share equivalents outstanding -- assuming
dilution....................................              9,668,469             9,326,642            9,305,408            4,909,894
                                                     ===============      ================     ================     ================


          See accompanying notes to consolidated financial statements.

                             ROADHOUSE GRILL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       For the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks
     Ended April 26, 1998 and the Fifty-Two Weeks Ended December 28, 1997
                             and December 29, 1996

                                ($ in thousands)


                                  Common Stock              Preferred Stock                              Retained
                             -------------------------- --------------------------   Additional          Earnings
                               Shares        Amount       Shares        Amount     Paid-in-Capital       (Deficit)       Total
                             -----------  ------------- -----------   ------------ ----------------- ----------------- -----------
Balance December 31,  1995..  3,920,624    $     118    5,875,025      $     59    $      26,807      $    (6,722)    $   20,262

   Issuance of common
   stock...................   3,287,030           98           --            --           21,591               --         21,689
   Conversion of Series A
   to common shares........   1,175,000           35   (3,525,000)          (35)              --               --             --
   Conversion of Series B
   to common shares........     922,754           28   (2,350,025)          (24)              (4)              --             --
   Deferred compensation...          --           --           --            --               39               --             39
   Net loss................          --           --           --            --               --             (890)          (890)
                             -----------  ------------- -----------   ------------ ----------------- ---------------   ------------

Balance December 29, 1996..   9,305,408          279           --            --           48,433           (7,612)        41,100

   Deferred compensation...          --           --           --            --              103               --            103
   Net income..............          --           --           --            --               --               92             92
                             -----------  ------------- -----------   ------------ ----------------- ---------------   ------------

Balance December 28, 1997..   9,305,408          279           --            --           48,536           (7,520)        41,295

   Net income..............          --           --           --            --               --            1,859          1,859
                             -----------  ------------- -----------   ------------ ----------------- ---------------   ------------

Balance April 26, 1998.....   9,305,408          279           --            --           48,536           (5,661)        43,154

   Stock options exercised.       3,333           --           --            --               15               --             15
   Conversion of debt
   to equity...............     400,000           12           --            --            1,488               --          1,500
   Net income..............          --           --           --            --               --            6,008          6,008
                             -----------  ------------- -----------   ------------ ----------------- ---------------  ------------

Balance April 25, 1999.....   9,708,741      $   291           --       $    --    $      50,039        $     347     $   50,677
                             ===========  ============= ===========   ============ ================= ===============  ============






          See accompanying notes to consolidated financial statements.

                             ROADHOUSE GRILL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks
       Ended April 26, 1998, and the Fifty-Two Weeks Ended December 28,
                           1997 and December 29, 1996

                                ($ in thousands)


                                                     April 25,      April 26,    December 28,    December 29,
                                                        1999          1998           1997            1996
                                                     ---------      ---------     ------------   ------------
Cash flows from operating activities
   Net income (loss) ..........................      $  6,008       $ 1,859       $     92       $   (890)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Depreciation and amortization ............         8,669         2,665          7,002          4,163
     Deferred tax benefit .....................        (1,849)         (421)            --             --
     Non-cash compensation expense ............            --            --            103             40
     Equity in net income (loss) of affiliate .             3           (57)           (62)          (206)
     Impairment of long-lived assets ..........            --            --          1,120             --
     Loss on sale of restaurant ...............            --            --            611             --
   Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivable...............................        (1,037)          (80)            79            (77)
     (Increase) in inventory ..................          (208)           (9)          (116)          (409)
     (Increase) in pre-opening costs ..........        (1,573)         (383)        (1,618)        (2,218)
     (Increase) decrease in prepaid expenses ..          (450)          273           (237)          (337)
     (Increase) decrease in other assets ......           247          (478)        (1,911)          (176)
     (Decrease) increase in accounts payable ..          (166)        1,097         (1,486)         3,415
     (Decrease) increase in accrued expenses ..          (991)        1,108          1,361            759
                                                     --------       -------       --------       --------
       Net cash provided by operating
        activities.............................         8,653         5,574          4,938          4,064
                                                     --------       -------       --------       --------

Cash flows from investing activities
   Dividends received from affiliate ..........            93            70             58             --
   Advances to affiliates, net ................             9             9            (41)          (222)
   Payments for intangibles ...................           (20)           (5)           (31)           (55)
   Acquisition of restaurant, net of cash
    acquired...................................        (1,359)           --             --           (480)
   Note from related party for borrowed funds .            --        (1,000)            --             --
   Issuance of promissory note ................            --          (100)            --             --
   Payment received from note from related
    party......................................         1,000            --             --             --
   Payment received from notes receivable .....           128            26             75             46
   Proceeds from sale-leaseback transactions ..         2,787            --          4,287            395
   Purchase of property and equipment .........       (14,592)       (5,595)       (15,193)       (19,859)
   Deposit on Kendall restaurant acquisition ..            --            --           (400)            --
   Capital contribution to affiliate ..........            --            --            (25)           (75)
                                                     --------       -------       --------       --------
       Net cash used in investing activities ..       (11,954)       (6,595)       (11,270)       (20,250)
                                                     --------       -------       --------       --------

Cash flows from financing activities
   Proceeds from short-term debt and amounts
    due to related parties ....................            --            --             --          7,000
   Repayment of amount due to related party ...            --        (1,500)        (2,000)        (4,600)
   Proceeds from long-term debt ...............         2,651         2,880         15,000             --
   Repayment of long-term debt ................          (741)         (171)        (8,542)          (695)
   Payments on capital lease obligations ......        (1,204)         (366)          (650)          (256)
   Proceeds from issuance of common
    stock .....................................            15            --             --         18,189
                                                     --------       -------       --------       --------
       Net cash provided by financing
        activities ............................           721           843          3,808         19,638
                                                     --------       -------       --------       --------

Increase (decrease) in cash and cash
 equivalents ..................................        (2,580)         (178)        (2,524)         3,452
Cash and cash equivalents at beginning of year          3,555         3,733          6,257          2,805
                                                     ========       =======       ========       ========
Cash and cash equivalents at end of year ......      $    975       $ 3,555       $  3,733       $  6,257
                                                     ========       =======       ========       ========

Supplementary disclosures:
   Interest paid ..............................      $  2,532       $   809       $  2,215       $  1,370
                                                     ========       =======       ========       ========
   Income taxes paid ..........................      $  2,223       $    23       $    156       $     --
                                                     ========       =======       ========       ========

Non-cash investing and financing activities:
   During the fifty-two weeks ended April 25, 1999, the Company issued 400,000 shares of common stock to Berjaya Group (Cayman) Limited ("Berjaya"), the Company's majority shareholder. The transaction was consummated pursuant to approval by the Board of Directors to convert $1.5 million of debt outstanding into common stock at a price of $3.75 per share.
   During the fifty-two weeks ended April 25, 1999, the Company entered into four capital lease transactions for real estate in the amount of $3.8 million.
   During the fifty-two weeks ended December 29, 1996, $3.5 million of long-term debt was converted into common stock. The Company entered into capital lease obligations and seller financing mortgage agreements of $44,000 and $2.1 million, respectively, during the fifty-two weeks ended December 29, 1996.

         See accompanying notes to consolidated financial statements.

                             ROADHOUSE GRILL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    April 25, 1999, April 26, 1998, December 28, 1997 and December 29, 1996

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) BUSINESS

         Roadhouse Grill, Inc. (the "Company") was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the "Roadhouse Grill" name.

         As of April 25, 1999, Roadhouse Grill, Inc. owns and operates 56 full service, casual dining restaurants, franchises three other restaurants and licenses one more restaurant under the name "Roadhouse Grill". The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March 1993. Since then, the Company has opened 55 more restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York and Ohio. One franchised location is located in Kuala Lumpur, capital city of Malaysia, and two domestic franchises are located in Las Vegas, Nevada.

         On July 12, 1999, the licensed restaurant was reacquired by the Company and the licensing agreement was terminated. The Company intends to operate the former licensed restaurant as a Company-owned restaurant.

         During 1998, the Company had a 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company which owned the Kendall, Florida restaurant ("Kendall"). Pursuant to its operating agreement, the Company managed the operations of the Kendall restaurant. The Company also received management fees and allocated its share of the restaurant's profits and losses under this operating agreement. On August 14, 1998, the Company purchased the remaining 50 percent interest in Kendall Roadhouse Grill, L.C. for a purchase price of $1.6 million (see
     Note 12). Subsequent to the purchase, Kendall Roadhouse Grill, L.C. ceased to exist as a legal entity.

         On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year. The new fiscal year ends on the last Sunday in April. The Company filed a Form 10-K for the transition period which was from December 29, 1997 through April 26, 1998. The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, the fourth quarter consists of fourteen weeks.

         During 1997, the Company had four restaurants licensed by Buffets, Inc. During the seventeen weeks ended April 26, 1998, the Company dissolved its licensee arrangement with Buffets, Inc. Buffets, Inc. will discontinue using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part.

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

     (B) PROPERTY AND EQUIPMENT

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

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations. During the fourth quarter of 1997, the Company recognized an impairment loss of $1.1 million for the write-down of assets at two Company-owned restaurants.

     (C) INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill recorded as a result of a restaurant acquisitions (see Note 12) and are being amortized on a straight-line basis over 16-17 years, the lease terms of the respective restaurant properties. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render goodwill not recoverable. If such circumstances arise, the Company uses undiscounted future cash flows to determine whether the goodwill is recoverable.

     (D) CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     (E) INVENTORY

         Inventories are valued at the lower of cost (based on first-in, first-out inventory costing) or net realizable value and consist primarily of restaurant food items, beverages and paper supplies.

     (F) INCOME TAXES

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

     (G) PRE-OPENING COSTS

         Pre-opening costs are costs incurred in the opening of new stores (primarily payroll costs) which are capitalized and amortized over a one-year period commencing with the first full period after the new restaurant opens.

         Deferred costs related to sites subsequently determined to be unsatisfactory and general site selection costs which cannot be identified with a specific restaurant are charged to operations.

     (H) FISCAL YEAR

         The Company's fiscal year ends on the last Sunday in April.

     (I) USE OF ESTIMATES

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

     (J) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The fair value of long-term debt at April 25, 1999 and April 26, 1998 is approximately $19.5 million and $17.6 million, respectively.

     (K) REVENUE RECOGNITION

         Total revenues include sales at Company-owned restaurants, royalties received from restaurants operating under franchise agreements, and fees earned under management agreements. Revenue earned from the game rooms and vending machines in the restaurants is included in other income.

     (L) NEW ACCOUNTING STANDARDS

         In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance in determining capitalizable costs incurred in connection with the development or acquisition of internal use software. SOP 98-1 states that certain costs incurred during the "Application Development Stage," (design of chosen path, coding, installation to hardware, and testing) be capitalized. These costs include external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with SFAS Statement No. 34, "Capitalization of Interest Costs." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Initial application should be as of the beginning of the fiscal year and applied to costs incurred for all projects during that fiscal year, including projects in progress upon initial application of SOP 98-1. The Company does not believe that the adoption of SOP 98-1 will have a material impact on the Company's consolidated financial statements and notes thereto.

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of April 25, 1999 and April 26, 1998 were approximately $1.2 million and $967,000, respectively. The Company will adopt SOP 98-5 in the quarter ended July 25, 1999.

     (M) NET INCOME (LOSS) PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This Statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS No. 128 which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

         On October 9, 1996, the Board of Directors declared a one-for-three reverse stock split (see Note 7). All per share data appearing in the financial statements have been retroactively adjusted for the reverse split.

     (N) ADVERTISING COSTS

         The Company expenses all advertising costs as incurred. Advertising expense for the fifty-two weeks ended April 25, 1999 ("Fiscal Year 1999"), the seventeen weeks ended April 26, 1998 (the "Stub Period 1998"), the fifty-two weeks ended December 28, 1997 ("Fiscal Year 1997") and the fifty-two weeks ended December 29, 1996 ("Fiscal Year 1996"), amounted to approximately $4.0 million, $1.4 million, $1.1 million and $1.4 million, respectively. Advertising expense is included within "occupancy and other" in the accompanying consolidated statements of operations.

     (O) DERIVATIVE FINANCIAL INSTRUMENTS

         Premiums paid for purchases interest rate cap agreements are amortized to interest expense over the terms of the cap agreements. Unamortized premiums are included in other assets in the consolidated balance sheets. Amounts receivable under cap agreements are accrued as a reduction of interest expense.

     (P) RECLASSIFICATIONS

         Certain prior year balances have been reclassified to conform to the current presentation.

(2) PROPERTY AND EQUIPMENT

         Property and equipment, net, consist of the following at:

                                                                     ($ in thousands)
                                                                                                 Estimated
                                                     April 25, 1999       April 26, 1998        Useful Lives
                                                     ---------------      ----------------     ----------------
Building....................................            $    25,215           $    18,351             20 years
Land........................................                 11,699                11,699                   --
Furniture and equipment.....................                 21,730                20,031            3-7 years
Leasehold improvements......................                 34,816                25,751           7-20 years
                                                     ---------------      ----------------
                                                             93,460                75,832

Less: accumulated depreciation..............                (18,392)              (11,372)
                                                     ---------------      ----------------
                                                             75,068                64,460

Construction in progress....................                  2,753                 2,438
                                                     ===============      ================
                                                        $    77,821           $    66,898
                                                     ===============      ================

     Included in property and equipment are buildings and equipment under capital leases of $10.0 million and $8.9 million at April 25, 1999 and April 26, 1998, respectively (see Note 3). The Company capitalized interest costs of approximately $120,000 and $52,000 during Fiscal Year 1999 and the Stub Period 1998, respectively, with respect to qualifying construction projects.



(3) CAPITAL LEASES

     The following is a schedule of future minimum lease payments required under capital leases as of April 25, 1999:

                                ($ in thousands)

           2000..................................................     $  2,735
           2001..................................................        2,454
           2002..................................................        1,817
           2003..................................................        1,176
           2004..................................................        1,147
           Thereafter............................................        9,796
                                                                      --------
           Total minimum lease payments..........................       19,125
           Less: amount representing interest at varying rates
             ranging from 9 percent to 13 percent................       (7,192)
                                                                      --------

           Present value of net minimum capital lease payments...       11,933

           Less current portion of capital lease obligations.....        1,593
                                                                      --------
           Minimum capital lease obligations excluding current
            portion..............................................     $ 10,340
                                                                      ========

     Pursuant to a $20.0 million funding commitment received from CNL Fund Advisors, Inc. ("CNL"), the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants. These transactions were recorded as financing-type capital leases with no deferred gain. As of April 25, 1999, the Company has available to it approximately $14.9 million in sale leaseback credit facilities from CNL.

(4) OPERATING LEASES

     The Company leases the majority of its operating restaurant facilities. The lease terms range from 5 to 10 years and generally provide for renewal options to extend the lease term.

     The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 25, 1999:

                                ($ in thousands)

          2000......................................         $    3,692
          2001......................................              3,666
          2002......................................              3,608
          2003......................................              3,566
          2004......................................              3,472
          Thereafter................................             14,585
                                                             ----------
          Total minimum lease payments..............         $   32,589
                                                             ==========

     The total rent expense for operating leases was $4.2 million, $1.2 million, $3.1 million and $1.7 million for Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively.

     During Fiscal Year 1999, the Company entered into agreements for the sale and leaseback of certain restaurant equipment for a period of sixty months, which were recorded as operating leases. The equipment was sold at book value of approximately $2.3 million.

     Pursuant to a $16.5 million funding commitment received from Franchise Finance Corporation of America ("FFCA"), the Company entered into a sale-leaseback transaction for one new Roadhouse Grill restaurant during the second quarter of Fiscal Year 1999. This transaction was recorded as an operating lease with no deferred gain. As of April 25, 1999, approximately $15.0 million is available from FFCA.

(5) INVESTMENT IN AND ADVANCES TO AFFILIATES

     As discussed in Note 1(a), the Company had a 50 percent interest in Boca at December 29, 1996, and a 50 percent interest in Kendall at April 26, 1998, December 28, 1997 and December 29, 1996.

     The Company accounted for these investments under the equity method. Summarized balance sheet information for Kendall and income statement information for the Kendall and Boca investments are as follows:

                                ($ in thousands)
                                                             APRIL 26,
         SUMMARIZED BALANCE SHEETS:                             1998
         --------------------------                       ----------------
         Current assets..........................                $      36
         Property and equipment, net.............                      664
         Other...................................                       19
                                                          ----------------
           Total assets..........................                      719
                                                          ----------------
         Current liabilities.....................                      321
         Due to related party and
          other liabilities                                             --
                                                          ----------------
           Total liabilities.....................                      321
                                                          ----------------
         Net assets..............................                $     398
                                                          ================

                                                             SEVENTEEN          FIFTY-TWO WEEKS     FIFTY-TWO WEEKS
                                                               WEEKS               ENDED                 ENDED
                                                               ENDED             DECEMBER 28,         DECEMBER 29,
                                                           APRIL 26, 1998           1997                 1996
                                                          ---------------        ------------        -------------
         Revenue.................................           $    1,055           $    3,227           $    5,448
                                                            ==========           ==========           ==========
         Operating income........................           $      181           $      335           $      373
                                                            ==========           ==========           ==========
         Net income..............................           $      187           $      287           $      338
                                                            ==========           ==========           ==========

     Under the terms of the operating agreements discussed in Note 1(a), profits and losses were allocated 50 percent to each partner for each affiliate. Kendall cash distributions were paid 25 percent to the Company and 75 percent to its partner until such time as the partners recover their investment. Thereafter, the cash distributions were paid 50 percent to each partner.

     Also included in investment in and advances to affiliates at April 25, 1999 and April 26, 1998 is approximately $0 and $231,000, respectively, in cash advances made by the Company to its affiliates.

(6) LONG-TERM DEBT

     In September 1997, the Company entered into a $15.0 million loan facility with Finova Capital Corporation. The facility consists of a 15-year term loan collateralized by real estate with a 9.55% interest rate. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The remaining balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations. Monthly principal and interest payments for this facility are due through October 2012. The remaining principal balances due under this facility as of April 25, 1999 and April 26, 1998 are $14.2 million and $14.7 million, respectively.

     On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova Capital Corporation. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations. Monthly principal and interest payments for this facility are due through April 2008. The remaining principal balances due under this facility as of April 25, 1999 and April 26, 1998 are $2.7 million and $2.9 million, respectively.

     During January 1999, the Company entered into a Master Security Agreement with Pacific Financial Company. The agreement consists of three 5-year term loans collateralized by personal property and fixtures at three Company-owned restaurants with an effective interest rate of 10.74%. Monthly principal and interest payments are due through February 2004. The remaining principal balances due under this agreement as of April 25, 1999 and April 26, 1998 are $1.3 million and $0, respectively.

     During March 1999, the Company entered into a $1.3 million loan agreement with First Union National Bank. The loan is a 5-year term loan collateralized by personal property and fixtures at the Company's new corporate facility with an interest rate of the one-month LIBOR rate plus 1.90%. Monthly principal and interest payments are due through March 2004. The Company expects to relocate its corporate functions to the new corporate facility, which is in the same general vicinity as the current corporate offices, in the latter part of calendar year 1999. The remaining principal balances due under this loan agreement as of April 25, 1999 and April 26, 1998 are $1.3 million and $0, respectively.

     Annual maturities on notes payable as of April 25, 1999 are as follows:

                                ($ in thousands)

              2000.........................................       $ 1,047
              2001.........................................         1,138
              2002.........................................         1,238
              2003.........................................         1,347
              2004.........................................         1,397
              Thereafter...................................        13,338
                                                                   ------
                                                                   19,505
              Less current portion.........................         1,047
                                                                  -------
                                                                  $18,458
                                                                  =======

     The carrying amount of assets used as collateral is approximately $26.2 million and $23.0 million at April 25, 1999 and April 26, 1998, respectively. The Company is required to comply with various financial covenants in connection with the loan facilities entered into with Finova Capital Corporation.

(7) CAPITAL STOCK

     In April 1996, Berjaya Group (Cayman) Limited ("Berjaya"), the majority shareholder of the Company, converted $3.5 million of debt into shares of common stock at $3.60 per share. In addition, Berjaya purchased an additional $5.0 million of shares of common stock at $3.60 per share.

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

     On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares to Berjaya to convert $1.5 million of debt outstanding to common stock at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The transaction was consummated on September 30, 1998.

(8) STOCK OPTION PLANS

     In October 1996, the Company granted options to purchase 450,000 shares of common stock to the former President and Chief Executive Officer at an exercise price of $3.60 per share, subject to adjustment for the reverse stock split discussed above, and for such other adjustments provided in the stock option agreement. In connection with the granting of these options, the Company has recorded $0, $0, $103,000 and $40,000 in compensation expense for Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively. During Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, deferred compensation expense amounted to $0, $0, $0 and $40,000 respectively, and is included in additional paid-in capital. These options expired in May 1998.

     A Stock Option Plan (the "Original Plan") was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees, and 516,666, 516,666, 516,666 and 216,666 shares of the Company's common stock were reserved for issuance pursuant to such plan at April 25, 1999, April 26, 1998, December 28, 1997, December 29, 1996, respectively. These options vest over a three-year period from the date of grant and are exercisable for a period of ten years after grant. During 1997, the Company granted options to employees to purchase 173,000 shares of common stock at a price of $6.75 per share and certain directors options to purchase 15,000 shares of the Company's common stock at a price of $6.38 per share. During 1996, the Company granted options to employees to purchase 115,416 shares of common stock at a price of $10.80 per share and certain directors options to purchase 50,000 shares of the Company's common stock at a price ranging from $6.00 to $6.13 per share.

     In February 1998, options were granted to the President and Chief Executive Officer, the general counsel and a consultant of the Company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. According to the terms of the agreement (the "Agreement"), these options vested as follows: 100,000 vested at the date of grant, 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $9.50 per share. The Agreement was later amended (effective as of the grant date) with respect to the vesting schedule and the general counsel and consultant became employees of the Company. According to the terms of the amended agreement, all the options vest at the date of grant. The options are exercisable for a period of ten years after grant. In addition, the Company granted options to purchase 15,000 shares of common stock, at $3.50 per share, to the family of Tan Kim Poh, deceased former Chairman of the Board of Directors of the Company. These options were all granted outside the Plan. No compensation expense was recorded as a result of these issuances during Fiscal Year 1999 or the Stub Period 1998.

     On December 16, 1998, the Company adopted the 1998 Omnibus Stock Option Plan (the "1998 Plan"). The 1998 Plan was adopted for employees, key executives and directors of the Company, and options to purchase 324,500 shares of common stock at an exercise price of $6.00 per share were granted by the Company. Of these options, 118,000 options vest over a three-year period from December 16, 1998, and are exercisable for a period of ten years after the date of grant. The remaining 206,500 options vest over a three-year period beginning on December 16, 1999, and are exercisable for a period of ten years after the date of grant. The Company did not recognize compensation expense related to the issuance of these options.

     At April 25, 1999, there were 238,709 additional shares available for grant under the 1994 Plan and the 1998 Plan. The weighted-average fair value of stock options granted during Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996 was as follows using the Black-Scholes option-pricing model with the following weighted-average assumptions:



                                                     FIFTY-TWO          SEVENTEEN            FIFTY-TWO               FIFTY-TWO
                                                    WEEKS ENDED        WEEKS ENDED          WEEKS ENDED             WEEKS ENDED
                                                   APRIL 25, 1999     APRIL 26, 1998     DECEMBER 28, 1997       DECEMBER 29, 1996
                                                   ---------------    ---------------   ---------------------   ------------------
         Weighted-average fair value.............      $3.10              $ 2.05               $ 3.49                  $ 4.20
         Expected dividend yield.................        0.0%                0.0%                 0.0%                    0.0%
         Risk-free interest rate.................        4.5%                5.5%                 6.1%                    6.6%
         Historical volatility...................       66.4%               63.6%                63.6%                   66.4%
         Expected life...........................     5 years             5 years               4 years                 8 years



     On February 11, 1997, the Board of Directors authorized a repricing program for the Original Plan which allowed employees to elect to reprice all of their outstanding options to purchase common stock of the Company, granted under the Stock Option Agreement dated May 1, 1996. Effective February 11,
1997, the employees' stock options were repriced to $6.75 per share and registered with the Securities and Exchange Commission (the "SEC") effective July 2, 1997.

     The Company applies Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting for its Plans and, accordingly, recognized compensation expense for certain options, as discussed above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                    ($ in thousands, except per share data)


                                                   FIFTY-TWO          SEVENTEEN             FIFTY-TWO               FIFTY-TWO
                                                  WEEKS ENDED        WEEKS ENDED           WEEKS ENDED             WEEKS ENDED
                                                APRIL 25, 1999      APRIL 26, 1998      DECEMBER 28, 1997       DECEMBER 29, 1996
                                                --------------      --------------      -----------------       -----------------
         Net income    As reported                 $   6,008           $  1,859              $    92               $     (890)
                       Pro forma                       5,489              1,212                  (10)                  (1,279)

         Basic net income (loss)
         per share                                 $    0.63           $   0.20              $  0.01               $    (0.18)
                       As reported                      0.58               0.13                 0.00                    (0.26)
                       Pro forma
         Diluted net income (loss)
         per share                                 $    0.62           $   0.20              $  0.01               $    (0.18)
                       As reported                      0.57               0.13                 0.00                    (0.26)
                       Pro forma




     Pro forma net income (loss) reflects only options granted during Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period ranging from one to three years and compensation cost for options granted prior to December 31, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:


                                                      Number of         Weighted-Average
                                                       Shares            Exercise Price
                                                      ---------         ----------------
         Balance at December 31, 1995..............    229,324               $ 7.46
              Granted.............................     315,416                 7.56
              Exercised............................         --                   --
              Forfeited............................         --                   --
              Expired..............................         --                   --

         Balance at December 29, 1996..............    544,740                 7.52
              Granted..............................    188,000                 6.72
              Exercised............................         --                   --
              Forfeited............................    (15,068)                6.86
              Expired..............................    (18,349)                7.13

         Balance at December 28, 1997..............    699,323                 6.66
              Granted..............................    315,000                 3.50
              Exercised............................         --                   --
              Forfeited............................    (24,331)                6.75
              Expired..............................     (1,287)                7.14

         Balance at April 26, 1998.................    988,705                 5.65

              Granted..............................    324,500                 6.00
              Exercised............................     (3,333)                4.50
              Forfeited............................    (52,352)                6.75
              Expired..............................   (428,563)                6.66

         Balance at April 25, 1999.................    828,957                 5.25



     At April 25, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.50 to $7.50 and 8.2 years, respectively.

     At April 26, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.50 to $7.50 and 5.2 years, respectively.

     At December 28, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 to $7.50 and 3.7 years, respectively.

     At December 29, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 to $10.80 and 6.77 years, respectively.

     At April 25, 1999, April 26, 1998, December 28, 1997 and December 29, 1996, the number of options exercisable was 497,634, 384,260, 398,417 and 135,875, respectively, and the weighted-average exercise price of those options was 4.73, $6.59, $6.66 and $7.43, respectively.



(9) INCOME TAXES

     As a result of the Company's net operating losses and associated net operating loss carryforward, the Company had no federal income tax payable for the fifty-two weeks ended December 28, 1997 and December 29, 1996. For Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, the Company had income tax expense amounting to $233,000, $81,000, $175,000 and $0, respectively, representing state income tax and alternative minimum tax. Income tax expense for Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996 consists of the following:

                                               ($ in thousands)

                             APRIL 25,     APRIL 26,   DECEMBER 28,    DECEMBER 29,
                                1999         1998          1997            1996
                             ---------     --------    ------------    -----------
Current:
   Federal ................   $ 1,748        $ 458        $103          $     --
   State ..................       334           44          72                --
                              -------        -----        ----          --------
                                2,082          502         175                --
Deferred Federal ..........    (1,849)        (421)         --                --
                              -------        -----        ----          --------
                              $   233        $  81        $175          $     --
                              =======        =====        ====          ========



     The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:


                                                                          ($ in thousands)

                                                                    APRIL 25,             APRIL 26,
                                                                      1999                   1998
                                                               --------------------   -------------------
         Deferred tax assets:
             Net operating loss carryforward................           $         0            $       50
             Tax credit carryforwards.......................                   792                 1,204
             Pre-opening expenses, differences principally
                 due to differences in amortization.........                   254                   284
             Accrued workers' compensation..................                   189                   149
             Property and equipment.........................                 1,667                   937
             Other..........................................                   667                   592
             Less: valuation allowance......................                (1,122)               (2,540)
                                                               -------------------    ------------------
                                                                             2,447                   676
         Deferred tax liabilities:
             Property and equipment principally due to
                differences in depreciation.................                   --                    (92)
             Other..........................................                  (177)                 (163)
                                                               -------------------    ------------------
                                                                     $       2,270           $       421
                                                               ===================    ==================


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

         At April 26, 1998, the Company had a Florida net operating loss carryforward of $1.4 million consisting of $780,000 and $620,000 expiring in varying amounts through 2010 and 2011, respectively. The Company utilized the remaining Florida net operating loss carryforward during Fiscal Year 1999.

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes), for Fiscal Year 1999 and the Stub Period 1998 as follows:




                                                                     APRIL 25,           APRIL 26,
                                                                       1999                1998
                                                                  ----------------    ----------------
             Income taxes at statutory rates................            34.00 %            34.00 %
             State and local taxes, net of federal
                 tax benefit................................             3.01 %             4.85 %
             FICA tip tax credit............................             2.15 %             2.27 %
             Utilization of net operating loss carryforward.               --             (20.51)%
             Utilization of tax credit carryforwards........           (12.79)%               --
             Other items....................................              .08 %             0.15 %
             Release of valuation allowance.................           (22.72)%           (16.55)%
                                                                  -----------         ----------
                                                                         3.73 %             4.21 %
                                                                  ===========         ==========

(10) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

     The Company currently owns and operates 31 of its 56 (55%) restaurants within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy. Furthermore, the Company may be affected by changing conditions within the food service industry.

     For Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, two suppliers comprised approximately 67%, 82%, 94% and 89%, respectively, of the Company's purchases. Purchases from these suppliers were approximately $26.3 million, $9.5 million, $32.3 million and $21.4 million for Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company's financial condition.

     The Company plans to open approximately 15 new Company-owned Roadhouse Grill restaurants in Fiscal Year 2000. At April 25, 1999, the Company had four restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $6.9 million at April 25, 1999.

(12) ACQUISITIONS

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company that owned Kendall, from the joint venture partners for a purchase price of $2.3 million. The purchase price was to be paid from the proceeds of the IPO completed by the Company in December 1996 in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1.8 million with a deposit of $400,000 paid in January 1997, and the remaining $1.4 million payable by December 31, 1997 when the acquisition was expected to be closed and consummated. The purchase price was negotiated further and on August 14, 1998, the Company purchased the remaining 50 percent interest in Kendall Roadhouse Grill, L.C. for a purchase price of $1.6 million.

     The Company accounted for this transaction using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. Approximately $716,000 was allocated to property and equipment and approximately $53,000 was allocated to inventory and other assets. In connection with the acquisition, the Company also assumed certain liabilities in the amount of $167,000. Prior to the purchase, the Company had recorded its investment in Kendall using the equity method. This resulted in an investment in affiliate balance amounting to approximately $273,000. In addition, the Company had recorded accounts receivable of approximately $232,000. These amounts were eliminated in connection with the purchase of Kendall. The excess of the purchase price over the net assets acquired was recorded as goodwill and is being amortized over 16 years, the remaining Kendall lease term. Subsequent to the purchase, Kendall Roadhouse Grill, L.C. ceased to exist as a legal entity.

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

(13) EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

     The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for Fiscal Year 1999, the Stub Period 1998, and Fiscal Year 1997 was approximately $19,800, $6,000 and $5,400, respectively.

     The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for Fiscal Year 1999, the Stub Period 1998, and Fiscal Year 1997 was approximately $75,200, $16,400 and $16,600, respectively.

(14) RELATED PARTY TRANSACTIONS

     Berjaya directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2% of gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2% of gross sales in the case of royalty fees. The Company did not recognize royalty income from Roadhouse Grill Hong Kong for Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997.

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

     As of December 28, 1997, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. Subsequently, two of the franchisees in Malaysia ceased operations. The Company recorded $16,000, $95,000, $51,000 and $44,000 in royalty income from those restaurants during Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively.

     At April 26, 1998 and December 28, 1997, due to related parties consisted principally of a promissory note in the amounts of $1.5 million and $3.0 million, respectively, due to Berjaya.

     On January 12, 1998, the Company paid $1.5 million of the $3.0 million original amount due. On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of common stock to Berjaya, the majority shareholder of the Company, to convert the remaining $1.5 million of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The transaction was consummated on September 30, 1998.

     On April 13, 1998, the Company received a promissory note from Berjaya for $1.0 million in borrowings from the Company, with an annual interest rate of 10.55%. The note was scheduled to be repaid to the Company on June 15, 1998. The Company extended payment of the note to July 24, 1998, at which date the note was paid.

     During the fourth quarter of 1997, the Company engaged National Retail Group, Inc. ("NRG"), a real estate and retailing consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company, addressing problems from previous management actions. SABi is wholly-owned by Ayman Sabi. NRG is an affiliate of Ayman Sabi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. Martin Bernholz, President of NRG, is Secretary of the Company and in-house counsel of the Company as of April 25, 1999. During Fiscal Year 1999, the Company paid fees and reimbursed expenses in the aggregate amount of $554,000 to NRG. The Company did not make any payments to SABi during Fiscal Year 1999. During the Stub Period 1998, the Company paid fees and reimbursed expenses in the aggregate amount of $141,048 to NRG. The Company did not make any payments to SABi during the Stub Period 1998. During Fiscal Year 1997, the Company paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively. The Company believes amounts paid for services rendered by NRG and SABi were fair and competitive, and represented the fair market value of such services.

(15) INTERNAL REVENUE SERVICE EXAMINATION

     The Internal Revenue Service is currently examining the Company's income tax returns for the year ended December 31, 1995. The Company believes that resolution of this exam will not have a material adverse effect on the Company's financial condition or results of operations.

(16) NET INCOME (LOSS) PER COMMON SHARE ("EPS")

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

                                                Seventeen Weeks Ended April 25, 1999
                                            ------------------------------------------
                                            Net Income        Shares           Amount
                                            ----------        ------           ------
                                              ($ in thousands, except per share data)
     BASIC EPS
     Net income available
     to common shareholders                  $6,008          9,536,631         $0.63

     EFFECT OF DILUTIVE SECURITIES
     Stock options                               --            131,838         (0.01)

     DILUTED EPS                             $6,008          9,668,469         $0.62
                                             ======          =========         =====

     Options to purchase 513,957 shares of common stock at a weighted-average exercise price of $6.26 per share were outstanding during Fiscal Year 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 25, 1999.

                                              Seventeen Weeks Ended April 26, 1998
                                            ------------------------------------------
                                            Net Income         Shares           Amount
                                            ----------         ------           ------
                                              ($ in thousands, except per share data)
     BASIC EPS
     Net income available
     to common shareholders                   $1,859          9,305,408         $0.20

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                --             21,234            --

     DILUTED EPS                              $1,859          9,326,642         $0.20
                                              ======          =========         =====


     Options to purchase 685,927 shares of common stock at a weighted-average exercise price of $6.66 per share were outstanding during the Stub Period 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 26, 1998.

     As discussed in Note 7, on February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares to Berjaya to convert $1.5 million of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. As such, these shares are not included in the EPS calculation as of April 26, 1998. The transaction was consummated on September 30, 1998.

     For Fiscal Year 1997 and Fiscal Year 1996, the number of weighted-average common shares outstanding is essentially equivalent to the weighted-average common share and share equivalents outstanding - assuming dilution.

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for Fiscal Year 1999 and the fifty-two weeks ended April 26, 1998 (pro forma) with the quarters structured according to the new fiscal year:


                                                                     ($ in thousands, except per share data)

                                                       1ST QTR        2ND QTR       3RD QTR        4TH QTR       TOTAL YEAR
                                                      --------       --------      --------       --------       -----------
1999:
   Total revenues                                     $ 29,040       $ 28,181      $ 28,749       $ 34,711        $ 120,681
   Operating income                                      1,668          1,469         2,213          2,718            8,068
   Pretax income                                         1,294            954         1,766          2,227            6,241
   Net income                                         $  1,260       $    904      $  1,716       $  2,128        $   6,008
   Basic net income per common share                  $   0.14       $   0.10      $   0.18       $   0.22        $    0.63
   Diluted net income per common share                $   0.13       $   0.10      $   0.18       $   0.22        $    0.62

1998:
   Total revenues                                     $ 23,083       $ 22,866      $ 25,043       $ 29,202        $ 100,194
   Income prior to unusual or infrequent items(1)          107            550         1,194          1,969            3,820
   (Loss) from impairment of assets(2)                      --             --        (1,120)            --           (1,120)
   Operating income(3)                                     107            550            74          1,969            2,700
   Pretax income (loss)                                   (106)           119          (999)         1,555              569
   Net income (loss)                                  $   (148)      $     69      $ (1,073)      $  1,505        $     353
   Basic net income (loss) per common share           $  (0.02)      $   0.01      $  (0.12)      $   0.16        $    0.04
   Diluted net income (loss) per common share         $  (0.02)      $   0.01      $  (0.12)      $   0.16        $    0.04




--------
(1) During the third quarter of pro forma 1998, the Company recognized an impairment loss of $1.1 million, or $0.12 per share, relating to the write-down of two under-performing Company-owned restaurants.
(2) During the first quarter of pro forma 1998, the Company recognized non-recurring severance charges of $430,000, or $0.05 per share. These charges were incurred for the departure of key executives of the Company.
(3) During the third quarter of pro forma 1998, the Company incurred a loss on divestiture of an under-performing joint venture of $611,000, or $0.07, per share.