Form 10-Q
period 1999-07-25
ROADHOUSE GRILL INC
filed 1999-09-07
CIK 1019376

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Thirteen Weeks Ended July 25, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes[X]       No[ ]

         The number of shares of the registrant's common stock outstanding as of September 3, 1999 was 9,708,741.

================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                       THIRTEEN WEEKS ENDED JULY 25, 1999

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                   Page No.
                                                                                                          --------
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of July 25, 1999 (unaudited)
                       and April 25, 1999...............................................................      2

                  Consolidated Statements of Income for the Thirteen
                      Weeks Ended July 25, 1999 and July 26, 1998 (unaudited) ..........................      3

                  Consolidated Statement of Changes in Shareholders'
                       Equity for the Thirteen Weeks Ended July 25, 1999 (unaudited) ...................      4

                  Consolidated Statements of Cash Flows for the Thirteen
                      Weeks Ended July 25, 1999 and July 26, 1998 (unaudited) ..........................      5

                  Notes to Consolidated Financial Statements............................................      6



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      8



PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     13

SIGNATURES        ......................................................................................     14

EXHIBIT INDEX     ......................................................................................     15

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        July 25, 1999 and April 25, 1999
                     ($ in thousands, except per share data)

                                                                   July 25,     April 25,
                                                                    1999         1999
                                                                   -------      -------
                                 Assets                          (Unaudited)
Current assets:
  Cash and cash equivalents .................................      $ 1,642      $   975
  Accounts receivable .......................................          596        1,279
  Inventory .................................................        1,218        1,181
  Pre-opening costs, net ....................................           --        1,222
  Deferred tax assets, net ..................................        2,539        2,270
  Prepaid expenses ..........................................        1,174          992
                                                                   -------      -------
     Total current assets ...................................        7,169        7,919

Note receivable .............................................          167          167
Property & equipment, net ...................................       79,138       77,821
Intangible assets, net of accumulated amortization of $261
  and $227 at July 25, 1999 and April 25, 1999,
  respectively ..............................................        2,391        2,031
Other assets ................................................        3,665        3,345
                                                                   -------      -------

      Total assets ..........................................      $92,530      $91,283
                                                                   =======      =======

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ..........................................      $ 4,969      $ 4,692
  Accrued expenses ..........................................        3,596        4,476
  Current portion of long-term debt .........................        1,009        1,047
  Current portion of capitalized lease obligations ..........        1,662        1,593
                                                                   -------      -------
      Total current liabilities .............................       11,236       11,808

Long-term debt ..............................................       18,230       18,458
Capitalized lease obligations ...............................       12,154       10,340
                                                                   -------      -------

     Total liabilities ......................................       41,620       40,606

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of July 25,
  1999 and April 25, 1999 ...................................          291          291
Additional paid-in-capital ..................................       50,039       50,039
Retained earnings ...........................................          580          347
                                                                   -------      -------

      Total shareholders' equity ............................       50,910       50,677
Commitments and contingencies (Note 2) ......................           --           --
                                                                   -------      -------
      Total liabilities and shareholders' equity ............      $92,530      $91,283
                                                                   =======      =======

     See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          For the Thirteen Weeks Ended July 25, 1999 and July 26, 1998
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                   Thirteen Weeks Ended
                                              -----------------------------
                                                July 25,          July 26,
                                                  1999              1998
                                              -----------       -----------
Total revenues .........................      $    35,232       $    29,040

Cost of restaurant sales:
   Food and beverage ...................           11,744             9,608
   Labor and benefits ..................           10,014             8,233
   Occupancy and other .................            7,180             5,728
   Pre-opening expenses ................               47               363
                                              -----------       -----------

   Total cost of restaurant sales ......           28,985            23,932

Depreciation and amortization ..........            2,012             1,717
General and administrative expenses ....            2,134             1,631
                                              -----------       -----------

   Total operating expenses ............           33,131            27,280
                                              -----------       -----------

   Operating income ....................            2,101             1,760

Other income (expense):
   Interest expense, net ...............             (581)             (497)
   Equity in net income (loss) of
     affiliates.........................               --                32
                                              -----------       -----------

        Total other (expense) ..........             (581)             (465)
                                              -----------       -----------

        Income before taxes and
          cumulative effect of change
          in accounting principle ......            1,520             1,295
Income tax expense .....................              334                35
                                              -----------       -----------

        Income before cumulative
          effect of change in
          accounting principle..........            1,186             1,260
Cumulative effect of change in
  accounting principle (net of tax
  benefit of $269) .....................             (953)               --
                                              -----------       -----------

Net income .............................      $       233       $     1,260
                                              ===========       ===========

Basic net income per common share:
  Basic income before cumulative
    effect of change in accounting
    principle ..........................      $      0.12       $      0.14
  Cumulative effect of change in
    accounting principle ...............            (0.10)               --
                                              -----------       -----------
Basic net income per common
  share ................................      $      0.02       $      0.14
                                              ===========       ===========
Diluted net income per common share:
  Diluted income before cumulative
    effect of change in accounting
    principle ..........................      $      0.12       $      0.13
  Cumulative effect of change in
    accounting principle ...............            (0.10)               --
                                              -----------       -----------
Diluted net income per common
     share .............................      $      0.02       $      0.13
                                              ===========       ===========
Weighted-average common shares
     outstanding .......................        9,708,741         9,308,411
                                              ===========       ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution .................        9,874,688         9,523,738
                                              ===========       ===========

     See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Thirteen Weeks Ended July 25, 1999
                                ($ in thousands)
                                   (Unaudited)

                                   Common Stock       Additional
                                ------------------     Paid-in-     Retained
                                Shares      Amount     Capital      Earnings     Total
                                ------      ------    ----------    --------     -----
Balance April 25, 1999..      9,708,741      $291      $50,039      $347         $50,677


Net income .............             --        --           --       233             233
                              ---------      ----      -------      ----         -------

Balance July 25, 1999 ..      9,708,741      $291      $50,039      $580         $50,910
                              =========      ====      =======      ====         =======


     See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Thirteen Weeks Ended July 25, 1999 and July 26, 1998
                                ($ in thousands)
                                  (Unaudited)

                                                              July 25,      July 26,
                                                               1999          1998
                                                              -------       -------
Cash flows from operating activities
   Net income ..........................................      $   233       $ 1,260
Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization .....................        2,012         1,677
     Equity in net income of affiliate .................           --           (32)
     Cumulative effect of change in accounting principle        1,222            --
     Deferred tax benefit ..............................         (269)           --

   Changes in assets and liabilities:
     (Increase) in accounts receivable .................         (113)          (62)
     (Increase) in inventory ...........................          (38)          (29)
     Decrease in pre-opening costs .....................           --            91
     (Increase) in prepaid expense .....................         (182)          (36)
     (Increase) in other assets ........................         (255)         (108)
     Increase (decrease) in accounts payable ...........          277        (1,538)
     (Decrease) in accrued expenses ....................         (879)       (1,686)
                                                              -------       -------

       Net cash provided by operating activities .......        2,008          (463)

Cash flows from investing activities
   Dividends received from affiliates ..................           --            70
   Advances to affiliates, net .........................           --             5
   Payments for intangibles ............................         (394)           --
   Proceeds from payment on notes receivable ...........           --         1,020
   Proceeds from sale-leaseback transactions ...........        5,583           861
   Purchase of property and equipment ..................       (5,917)       (2,038)
                                                              -------       -------

       Net cash used in investing activities ...........         (728)          (82)

Cash flows from financing activities
   Issuance of common stock ............................           --            15
   Repayments of long-term debt ........................         (266)         (110)
   Payments on capital lease obligations ...............         (347)         (287)
                                                              -------       -------

       Net cash used in financing activities ...........         (613)         (382)

Increase (decrease) in cash and cash equivalents .......          667          (927)
Cash and cash equivalents at beginning of period .......          975         3,555
                                                              -------       -------
Cash and cash equivalents at end of period .............      $ 1,642       $ 2,628
                                                              =======       =======
Supplementary disclosures:
   Interest paid .......................................      $   705       $   634
                                                              =======       =======
   Income taxes paid ...................................      $   327       $   454
                                                              =======       =======

Non-cash investing and financing activities:
   During the thirteen weeks ended July 25, 1999, the Company entered into two capital lease transactions for real estate in the amount of $1.7 million.


     See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

        The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen weeks ended July 25, 1999 and July 26, 1998 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fifty-two weeks ended April 25, 1999 ("fiscal year 1999").

       The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

       The results of operations for the thirteen weeks ended July 25, 1999 are not necessarily indicative of the results for the entire fiscal year ending April 23, 2000.

       Certain prior year balances have been reclassified to conform to the current year presentation.


2. COMMITMENTS AND CONTINGENCIES

       The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

       No new restaurants were opened during the thirteen weeks ended July 25, 1999. As of July 25, 1999, construction was underway on seven sites which are expected to open during the second and third quarters of fiscal year 2000. The estimated aggregate cost to complete these restaurants is approximately $7.9 million. In addition, as of July 25, 1999, the Company had contracted to purchase or lease fifteen additional sites for new restaurant development.

3. ACQUISITIONS

       In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company, that owned the Kendall, Florida Roadhouse Grill restaurant ("Kendall") from the joint venture partners. On August 14, 1998, the Company purchased the remaining 50 percent interest in Kendall Roadhouse Grill, L.C. for a purchase price of $1.6 million.

4. ADOPTION OF NEW ACCOUNTING STANDARDS

       In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 as an expense within the statement of income in the amount of $953,000, net of income tax benefit. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

5. LEASES

    Pursuant to a $10.0 million funding commitment received from CNL Fund Advisors, Inc. ("CNL"), the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants. These transactions were recorded as financing-type leases with no deferred gain. As of July 25, 1999, the Company has available to it approximately $7.0 million in a sale-leaseback credit facility from CNL.



6. NET INCOME (LOSS) PER COMMON SHARE ("EPS")

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

                                                             Thirteen Weeks Ended July 25, 1999
                                                             ----------------------------------
                                                        Net Income            Shares          Amount
                                                        ----------            ------          ------
                                                           ($ in thousands, except per share data )
     BASIC EPS
     Net income available
     to common shareholders                                $233              9,708,741         $0.02

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                           --                165,947            --

     DILUTED EPS                                           $233              9,874,688         $0.02
                                                           ====              =========         =====


     Options to purchase 148,130 shares of common stock at a weighted-average exercise price of $6.82 per share were outstanding during the thirteen weeks ended July 25, 1999. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of July 25, 1999.


                                                             Thirteen Weeks Ended July 26, 1998
                                                             ----------------------------------
                                                         Net Income           Shares          Amount
                                                         ----------           ------          ------
                                                           ($ in thousands, except per share data )
     BASIC EPS
     Net income available
     to common shareholders                                $1,260            9,308,411        $ 0.14

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                             --              103,323            --

     Convertible debt                                          --              112,004         (0.01)

     DILUTED EPS                                           $1,260            9,523,738        $ 0.13
                                                           ======            =========        ======


     Options to purchase 637,418 shares of common stock at a weighted-average exercise price of $6.66 per share were outstanding during the thirteen weeks ended July 26, 1998. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of July 26, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

    As of September 3, 1999, Roadhouse Grill, Inc. owns and operates 57 full-service casual dining restaurants under the name "Roadhouse Grill". In addition, Roadhouse Grill, Inc. franchises three full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-Owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 56 additional restaurants in 11 states. One franchised location is located in Kuala Lumpur, capital city of Malaysia, and two domestic franchises are located in Las Vegas, Nevada.

    The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.5% of total revenues for the thirteen weeks ended July 25, 1999. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

     The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. In prior years, pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, were amortized over a twelve-month period commencing with the first full accounting period that the restaurant opened. The Company adopted the provisions of SOP 98-5 during the first quarter of fiscal year 2000 and currently expenses all pre-opening costs as incurred.

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to July 25, 1999 was approximately $1.4 million. The average real estate acquisition cost for the 13 restaurant sites owned by the Company was approximately $911,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $100,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.1 million and $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant from the ground up.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:


                                                    Thirteen Weeks Ended
                                                    --------------------
                                            July 25, 1999          July 26, 1998
                                            -------------          -------------
Total revenues ..................               100.0%                100.0%
Cost of restaurant sales:
   Food and beverage ............                33.3                  33.1
   Labor and benefits ...........                28.4                  28.4
   Occupancy and other ..........                20.4                  19.7
   Pre-opening expenses .........                 0.1                   1.3
                                                -----                 -----
   Total cost of restaurant sales                82.2                  82.5

Depreciation and amortization ...                 5.7                   5.9
General and administrative ......                 6.1                   5.6
                                                -----                 -----
   Total operating expenses .....                94.0                  94.0
                                                -----                 -----

   Operating income .............                 6.0                   6.0

Other income (expense):
   Interest expense, net ........                (1.6)                 (1.7)
   Equity in net income of
   affiliates ...................                  --                   0.1
                                                -----                 -----

   Total other (expense) ........                (1.6)                 (1.6)
                                                -----                 -----

Income before income taxes and
cumulative effect of change in
accounting principle ............                 4.4                   4.4

Income taxes ....................                 0.9                   0.1
                                                -----                 -----

Income before cumulative effect
of change in accounting principle                 3.5                   4.3

Cumulative effect of change in
accounting principle ............                (2.7)                  0.0
                                                -----                 -----

   Net income ...................                 0.8%                  4.3%
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

THIRTEEN WEEKS ENDED JULY 25, 1999 ("FISCAL YEAR 2000 FIRST QUARTER") COMPARED TO THIRTEEN WEEKS ENDED JULY 26, 1998 ("FISCAL YEAR 1999 FIRST QUARTER")

     Restaurants open. At July 25, 1999 there were 57 Company-Owned restaurants open, including the Kendall Roadhouse Grill ("Kendall") restaurant and the North Palm Beach Roadhouse Grill restaurant ("North Palm"). On July 12, 1999, the Company terminated a licensing agreement for the North Palm Beach restaurant and began operating the location as a Company-Owned restaurant. On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At July 26, 1998, there were 46 Company-Owned restaurants, excluding Kendall and North Palm. This represents a 19.6% increase in the number of Company-Owned restaurants since July 26, 1998.

     Total revenues. Total revenues increased $6.2 million, or 21.3%, from $29.0 million for the fiscal year 1999 first quarter to $35.2 million for the fiscal year 2000 first quarter. This increase is primarily attributable to sales generated at the nine new restaurants opened by the Company since the end of the fiscal year 1999 first quarter. Sales at comparable stores for the fiscal year 2000 first quarter increased 1% compared with sales in the fiscal year 1999 first quarter. This was due in part to the Company's advertising campaign that was implemented in January 1999.

     Food and beverage. Food and beverage costs increased $2.1 million to $11.7 million in the fiscal year 2000 first quarter from $9.6 million in the fiscal year 1999 first quarter. As a percentage of sales, food and beverage costs increased by 0.2 percentage points to 33.3% for the fiscal year 2000 first quarter from 33.1% for the fiscal year 1999 first quarter.

     Labor and benefits. Labor and benefits costs increased $1.8 million to $10.0 million in the fiscal year 2000 first quarter, or 21.6%, from $8.2 million in the fiscal year 1999 first quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1999 first quarter. As a percentage of sales, labor and benefits costs were comparable for both periods presented.

     Occupancy and other. Occupancy and other costs increased $1.5 million to $7.2 million in the fiscal year 2000 first quarter, or 25.3%, from $5.7 million in the fiscal year 1999 first quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1999 first quarter. As a percentage of sales, occupancy and other costs increased by
0.7 percentage points from 19.7% for the fiscal year 1999 first quarter to 20.4% for the fiscal year 2000 first quarter. A substantial portion of the dollar amount increase as well as the percentage increase is due to higher media advertising costs incurred in the fiscal year 2000 first quarter compared to the same period of the prior year.

     Pre-opening expenses. Pre-opening expenses decreased $316,000 to $47,000 in the fiscal year 2000 first quarter, or 87.1%, from $363,000 in the fiscal year 1999 first quarter. The decrease is primarily due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the fiscal year 2000 first quarter and expensed the remaining amount as the cumulative effect of a change in accounting principle, net of tax benefit. The amount recorded for fiscal year 2000 first quarter represents actual pre-opening expenditures associated with the restaurants that will be opened during the fiscal year 2000.

     Depreciation and amortization. Depreciation and amortization increased $295,000 to $2.0 million in the fiscal year 2000 first quarter, or 17.2%, from $1.7 million in the fiscal year 1999 first quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1999 first quarter. As a percentage of sales, depreciation and amortization decreased by 0.2 percentage points from 5.9% for the fiscal year 1999 first quarter to 5.7% for the fiscal year 2000 first quarter.

     General and administrative. General and administrative costs increased $503,000 to $2.1 million in the fiscal year 2000 first quarter, or 30.8%, from $1.6 million in the fiscal year 1999 first quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 60 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 0.5 percentage points from 5.6% for the fiscal year 1999 first quarter to 6.1% for the fiscal year 2000 first quarter.

     Total other income (expense). Total other income (expense) increased $116,000 in expense to ($581,000) in the fiscal year 2000 first quarter, or 24.9%, from ($465,000) in the fiscal year 1999 first quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of nine new restaurants since the end of the fiscal year 1999 first quarter.

     Cumulative effect of change in accounting principle. During the first quarter of fiscal year 2000, the Company adopted the provisions of SOP 98-5. The Company recorded an expense of $953,000 (net of tax benefit) related to the adoption of SOP 98-5. The Company's policy, effective at the beginning of the fiscal year 2000 first quarter, is to expense all pre-opening costs as incurred, as required by SOP 98-5.

     Income tax. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. The Company expects to utilize the valuation allowance during the current year. The effective income tax rate for the fiscal year 2000 first quarter was 22% versus an effective rate of approximately 3% in the fiscal year 1999 first quarter. Income tax expense of $334,000 and $35,000 in the fiscal year 2000 first quarter and the fiscal year 1999 first quarter, respectively, represent state income tax and alternative minimum tax.

ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of common stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     As of July 25, 1999, the Company had available to it approximately $17.0 million in sale-leaseback credit facilities. Of this amount approximately $10.0 million was available from Franchise Finance Corporation of America ("FFCA") and approximately $7.0 million was available from CNL Fund Advisors, Inc. ("CNL"). These sale-leaseback credit facilities are available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expired in August 1999 and the credit facility with CNL expires in January 2000. The Company is currently in negotiations with FFCA to secure a new sale-leaseback credit facility with them, as well as other lenders. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, if fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2000 and beyond would be greatly reduced.

     The Company's capital expenditures aggregated approximately $5.9 million for the thirteen weeks ended July 25, 1999 and $2.0 million for the thirteen weeks ended July 26, 1998, substantially all of which were used to open Roadhouse Grill restaurants.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($4.1 million at July 25, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales and earnings fluctuate seasonally. The Company's highest earnings are expected to occur in the third and fourth fiscal quarters. The fiscal year ends on the last Sunday in April and consists of four thirteen week quarters (except in the case of a fifty-three week year in which the fourth quarter consists of fourteen weeks) structured as follows:

-         1st Quarter -     May, June, July
-         2nd Quarter -     August, September, October
-         3rd Quarter -     November, December, January
-         4th Quarter -     February, March, April


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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the normal course of business. While the resolution of any such action may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or financial position.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed with or incorporated by reference in this report.

(b) The Company filed no reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on September 7, 1999, by the undersigned, thereunto duly authorized.

                                       ROADHOUSE GRILL, INC.
                                           (Registrant)



     /s/ Ayman Sabi                    President, Chief Executive Officer         September 7, 1999
------------------------------         and Director
     Ayman Sabi                        (Principal Executive Officer)



    /s/ Glenn E. Glasshagel            Chief Financial Officer                    September 7, 1999
------------------------------         (Principal Financial Officer
     Glenn E. Glasshagel               and Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
21.0      Subsidiaries of the Registrant.

27        Financial Data Schedule.