Form 10-Q
period 1999-10-24
ROADHOUSE GRILL INC
filed 1999-12-08
CIK 1019376

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Thirteen Weeks Ended October 24, 1999

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

               2703-A Gateway Drive, Pompano Beach, Florida 33069
              (Address of principal executive offices and zip code)


                  Registrant's telephone number (954) 957-2600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of December 3, 1999 was 9,708,741.




================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                      THIRTEEN WEEKS ENDED OCTOBER 24, 1999

                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of October 24, 1999 (unaudited)
                       and April 25, 1999...............................................................      2

                  Consolidated Statements of Operations for the Thirteen Weeks and
                      Twenty-Six Weeks Ended October 24, 1999 and October 25, 1998
                      (unaudited).......................................................................      3

                  Consolidated Statement of Changes in Shareholders' Equity
                       for the Twenty-Six Weeks Ended October 24, 1999 (unaudited) .....................      4

                  Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
                      October 24, 1999 and October 25, 1998 (unaudited) ................................      5

                  Notes to Consolidated Financial Statements............................................      6

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................      8



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................     15

Item 6.           Exhibits and Reports on Form 8-K......................................................     15

Signatures        ......................................................................................     16

Exhibit Index     ......................................................................................     17


                                     PART I

Item 1.           Financial Statements

                              ROADHOUSE GRILL, INC.
                           Consolidated Balance Sheets
                       October 24, 1999 and April 25, 1999
                     ($ in thousands, except per share data)



                                                                                  October 24,     April 25,
                                                                                      1999          1999
                                                                                 -------------   -----------
                                                                                   (Unaudited)
                                 Assets
Current assets:
   Cash and cash equivalents ...................................................      $   482      $   975
   Accounts receivable .........................................................          545        1,279
   Inventory ...................................................................        1,236        1,181
   Pre-opening costs, net ......................................................           --        1,222
   Deferred tax assets, net ....................................................        2,539        2,270
   Prepaid expenses ............................................................        1,924          992
                                                                                      -------      -------
     Total current assets ......................................................        6,726        7,919

Note receivable ................................................................          167          167
Property & equipment, net ......................................................       83,259       77,821
Intangible assets, net of accumulated amortization of $301 and $227 at
  October 24, 1999 and April 25, 1999, respectively ............................        2,361        2,031
Other assets ...................................................................        3,757        3,345
                                                                                      -------      -------

      Total assets .............................................................      $96,270      $91,283
                                                                                      =======      =======

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable .............................................................      $ 9,563      $ 4,692
  Accrued expenses .............................................................        4,536        4,476
  Short-term note payable ......................................................        1,000           --
  Current portion of long-term debt ............................................          973        1,047
  Current portion of capitalized lease obligations .............................        1,572        1,593
                                                                                      -------      -------
      Total current liabilities ................................................       17,644       11,808

Long-term debt .................................................................       18,014       18,458
Capitalized lease obligations ..................................................        9,914       10,340
                                                                                      -------      -------

     Total liabilities .........................................................       45,572       40,606

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of
  October 24, 1999 and April 25, 1999 ..........................................          291          291
Additional paid-in capital .....................................................       50,039       50,039
Retained earnings ..............................................................          368          347
                                                                                      -------      -------

      Total shareholders' equity ...............................................       50,698       50,677
Commitments and contingencies (Note 2) .........................................           --           --
                                                                                      -------      -------
      Total liabilities and shareholders' equity ...............................      $96,270      $91,283
                                                                                      =======      =======

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      Consolidated Statements of Operations
                For the Thirteen Weeks and Twenty-Six Weeks Ended
                     October 24, 1999 and October 25, 1998
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                      Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                 -----------------------------       -----------------------------

                                                 October 24,       October 25,       October 24,       October 25,
                                                     1999             1998               1999              1998
                                                 -----------       -----------       -----------       -----------
Total revenues ............................      $    32,331       $    28,181       $    67,563       $    57,221

Cost of restaurant sales:
   Food and beverage ......................           10,997             9,431            22,741            19,039
   Labor and benefits .....................            9,413             8,058            19,427            16,291
   Occupancy and other ....................            7,054             5,214            14,234            10,942
   Pre-opening expenses ...................              529               367               576               730
                                                 -----------       -----------       -----------       -----------

   Total cost of restaurant sales .........           27,993            23,070            56,978            47,002

Depreciation and amortization .............            2,032             1,839             4,044             3,556
General and administrative expenses .......            1,980             1,698             4,114             3,329
                                                 -----------       -----------       -----------       -----------

   Total operating expenses ...............           32,005            26,607            65,136            53,887
                                                 -----------       -----------       -----------       -----------

   Operating income .......................              326             1,574             2,427             3,334

Other income (expense):
   Interest expense, net                                (596)             (585)           (1,177)           (1,082)
   Equity in net (loss) of
     affiliates............................               --               (35)               --                (3)
                                                 -----------       -----------       -----------       -----------

     Total other (expense) ................             (596)             (620)           (1,177)           (1,085)
                                                 -----------       -----------       -----------       -----------

     Income (loss) before taxes and
       cumulative effect of change in
       accounting principle................             (270)              954             1,250             2,249
     Income tax expense (benefit)..........              (58)               50               276                84
                                                 -----------       -----------       -----------       -----------
     Income (loss) before cumulative
       effect of change in accounting
       principle...........................             (212)              904               974             2,165
Cumulative effect of change in accounting
   principle (net of tax benefit of $269)..               --                --              (953)               --
                                                 -----------       -----------       -----------       -----------

Net income (loss) .........................      $      (212)      $       904       $        21       $     2,165
                                                 ===========       ===========       ===========       ===========

Basic net income (loss) per common share:
   Basic income (loss) before cumulative
     effect of change in accounting
     principle ............................      $     (0.02)      $      0.10       $      0.10       $      0.23
   Cumulative effect of change in
     accounting principle .................               --                --             (0.10)               --
                                                 -----------       -----------       -----------       -----------
Basic net income (loss) per common
     share ................................      $     (0.02)      $      0.10       $      0.00       $      0.23
                                                 ===========       ===========       ===========       ===========
Diluted net income (loss) per common share:
   Diluted income (loss) before cumulative
     effect of change in accounting
     principle ............................      $     (0.02)      $      0.10       $      0.10       $      0.23
   Cumulative effect of change in
     accounting principle .................               --                --             (0.10)               --
                                                 -----------       -----------       -----------       -----------
Diluted net income (loss) per common
   share ..................................      $     (0.02)      $      0.10       $      0.00       $      0.23
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares outstanding         9,708,741         9,423,027         9,708,741         9,365,719
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares and share
   equivalents outstanding - assuming
   dilution................................        9,708,741         9,486,874         9,836,081         9,507,768
                                                 ===========       ===========       ===========       ===========

           See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
            Consolidated Statement of Changes in Shareholders' Equity
                 For the Twenty-Six Weeks Ended October 24, 1999
                                ($ in thousands)
                                   (Unaudited)


                                    Common Stock            Additional
                              ------------------------       Paid-in        Retained
                                Shares         Amount         Capital       Earnings        Total
                              ---------      ---------      ---------     -----------    ----------

Balance April 25, 1999 .      9,708,741      $     291      $  50,039      $     347      $  50,677

Net income .............             --             --             --             21             21
                              ---------      ---------      ---------      ----------     ---------


Balance October 24, 1999      9,708,741      $     291      $  50,039      $     368      $  50,698
                              =========      =========      =========      ==========     =========



          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      Consolidated Statements of Cash Flows
      For the Twenty-Six Weeks Ended October 24, 1999 and October 25, 1998
                                ($ in thousands)
                                  (Unaudited)



                                                               October 24,    October 25,
                                                                  1999            1998
                                                               ----------     -----------

Cash flows from operating activities
   Net income ............................................      $     21       $  2,165
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization .......................         4,044          4,286
     Equity in net loss of affiliate .....................            --              3
     Cumulative effect of change in accounting principle .         1,222             --
     Deferred tax benefit ................................          (269)            --

   Changes in assets and liabilities:
     (Increase) in accounts receivable ...................           (63)          (110)
     (Increase) in inventory .............................           (55)           (43)
     (Increase) in pre-opening costs .....................            --           (381)
     (Increase) in prepaid expense .......................          (932)        (1,083)
     (Increase) decrease in other assets .................          (296)           246
     Increase (decrease) in accounts payable .............         4,871         (1,282)
     Increase (decrease) in accrued expenses .............            60           (131)
                                                                --------       --------

       Net cash provided by operating activities .........         8,603          3,670

Cash flows from investing activities
   Dividends received from affiliate .....................            --             93
   Advances to affiliates, net ...........................            --              9
   Payments for intangibles ..............................          (404)           (20)
   Acquisition of restaurant, net of cash acquired .......            --         (1,359)
   Proceeds from payment on note receivable from affiliate            --          1,000
   Proceeds from payment on notes receivable .............            --             72
   Proceeds from sale-leaseback transactions .............         6,733            861
   Purchase of property and equipment ....................       (15,175)        (2,946)
                                                                --------       --------
       Net cash used in investing activities .............        (8,846)        (2,290)

Cash flows from financing activities
   Issuance of common stock ..............................            --             15
   Proceeds from short-term note payable .................         1,000             --
   Repayments of long-term debt ..........................          (518)          (336)
   Payments on capital lease obligations .................          (732)          (576)
                                                                --------       --------

       Net cash used in financing activities .............          (250)          (897)

(Decrease) increase in cash and cash equivalents .........          (493)           483
Cash and cash equivalents at beginning of period .........           975          3,555
                                                                --------       --------
Cash and cash equivalents at end of period ...............      $    482       $  4,038
                                                                ========       ========
Supplementary disclosures:
   Interest paid .........................................      $  1,427       $  1,275
                                                                ========       ========
   Income taxes paid .....................................      $    881       $  1,155
                                                                ========       ========

Non-cash investing and financing activities:
   During the twenty-six weeks ended October 24, 1999, the Company entered into four capital lease transactions for real estate in the amount of $918,000.

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

                              ROADHOUSE GRILL, INC.
                   Notes to Consolidated Financial Statements


1.   Basis of Presentation

         The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen weeks and twenty-six weeks ended October 24, 1999 and October 25, 1998, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fifty-two weeks ended April 25, 1999 ("fiscal year 1999").

         The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which the fourth fiscal quarter consists of fourteen weeks.

         The results of operations for the thirteen weeks and twenty-six weeks ended October 24, 1999 are not necessarily indicative of the results for the entire fiscal year ending April 23, 2000.

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

         During the thirteen weeks ended October 24, 1999, the Company completed construction and opened four new Company-Owned restaurants. During the thirteen weeks ended October 24, 1999, construction was underway on twelve sites which are expected to open during the third and fourth quarters of fiscal year 2000. The estimated aggregate cost to complete these restaurants is approximately $10.8 million. In addition, as of October 24, 1999, the Company had contracted to purchase or lease eleven additional sites for new restaurant development.



3.   Adoption of New Accounting Standards

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 as an expense within the statements of operations in the amount of $953,000, net of income tax benefit. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of operations.



4.   Leases

         Pursuant to a $10.0 million funding commitment secured in July 1999 from CNL Fund Advisors, Inc. ("CNL"), the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants. These transactions were recorded as financing-type leases with no deferred gain. As of October 24, 1999, the Company has available to it approximately $5.0 million in a sale-leaseback credit facility from CNL.

5.   Net Income (Loss) per Common Share ("EPS")

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


                                        Thirteen Weeks Ended October 24, 1999      Twenty-Six Weeks Ended October 24, 1999
                                        -------------------------------------      ---------------------------------------
                                        Net Income        Shares      Amount       Net Income         Shares       Amount
                                        ----------        ------      ------       ----------         ------       ------
                                                            ($ in thousands, except per share data )

     BASIC EPS
     Net income available
       to common shareholders ....      $    (212)      9,708,741      $  (0.02)   $      21      9,708,741      $   0.00

     EFFECT OF DILUTIVE SECURITIES
     Stock options ...............             --              --            --           --        127,340            --
                                        ---------       ---------      --------    ---------      ---------      --------
     DILUTED EPS .................      $    (212)      9,708,741      $  (0.02)   $      21      9,836,081      $   0.00
                                        =========       =========      ========    =========      =========      ========


         Options to purchase 841,228 shares of common stock at a weighted average exercise price of $5.25 per share were outstanding during the thirteen weeks and twenty-six weeks ended October 24, 1999, but were not included in the computation of diluted EPS because the Company recognized a net loss during the quarter, and including such options would result in anti-dilutive EPS.


                                        Thirteen Weeks Ended October 25, 1998    Twenty-Six Weeks Ended October 25, 1998
                                        -------------------------------------   -----------------------------------------
                                        Net Income      Shares        Amount    Net Income        Shares         Amount
                                        ----------      ------        ------    ----------      ---------      ----------
                                                            ($ in thousands, except per share data)


     BASIC EPS
     Net income (loss) available
       to common shareholders ....      $     904      9,423,027      $0.10      $   2,165      9,365,719      $     0.23

     EFFECT OF DILUTIVE SECURITIES
     Stock options ...............             --         42,777         --             --         76,884              --

     Convertible debt ............             --         21,070         --             --         65,165              --
                                        ---------      ---------      -----      ---------      ---------      ----------
     DILUTED EPS .................      $     904      9,486,874      $0.10      $   2,165      9,507,768      $     0.23
                                        =========      =========      =====      =========      =========      ==========

         Options to purchase 268,642 shares of common stock at a weighted average exercise price of $6.70 per share were outstanding during the thirteen weeks and twenty-six weeks ended October 25, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of October 25, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

         As of December 3, 1999, Roadhouse Grill, Inc. owns and operates 62 full-service, casual dining restaurants under the name "Roadhouse Grill". In addition, Roadhouse Grill, Inc. franchises two full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-Owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 61 additional restaurants in 11 states. The two franchises are located in Las Vegas, Nevada.

         The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.7% and 10.6% of total revenues for the thirteen weeks and the twenty-six weeks ended October 24, 1999, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

         The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. In prior years, pre-opening costs, such as employee recruiting and training costs and other initial expenses incurred in connection with the opening of a new restaurant, were amortized over a twelve-month period commencing with the first full accounting period that the restaurant was open. The Company adopted the provisions of SOP 98-5 during the first quarter of fiscal year 2000 and currently expenses all pre-opening costs as incurred.

         The average cash investment, excluding land costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to October 24, 1999 was approximately $1.3 million. The average land acquisition cost for the 14 restaurant sites owned by the Company was approximately $902,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $100,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.1 million and $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant from the ground up.

Results of Operations

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.



                                                 Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                        -----------------------------------      --------------------------------------
                                        October 24, 1999   October 25, 1998      October 24, 1999      October 25, 1998
                                        ----------------   ----------------      ----------------      ----------------
Total revenues....................            100.0%              100.0%                  100.0%               100.0%
Cost of restaurant sales:
   Food and beverage.............              34.0                33.5                    33.7                 33.3
   Labor and benefits............              29.1                28.6                    28.8                 28.5
   Occupancy and other...........              21.9                18.5                    21.0                 19.1
   Pre-opening expenses.........                1.6                 1.3                     0.9                  1.3
                                              -----               -----                   -----               ------
   Total cost of restaurant sales              86.6                81.9                    84.4                 82.2

Depreciation and amortization.....              6.3                 6.5                     6.0                  6.2
General and administrative........              6.1                 6.0                     6.1                  5.8
                                              -----               -----                   -----               ------
   Total operating expenses.......             99.0                94.4                    96.5                 94.2
                                              -----               -----                   -----               ------

   Operating income .............               1.0                 5.6                     3.5                  5.8

Other income (expense):
   Interest expense, net.........              (1.8)               (2.1)                   (1.7)                (1.9)
   Equity in net (loss) of
     affiliates .................               0.0                (0.1)                    0.0                  0.0
                                              -----               -----                   -----               ------

     Total other (expense).......              (1.8)               (2.2)                   (1.7)                (1.9)
                                              -----               -----                   -----               ------

Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle........              (0.8)                3.4                     1.8                  3.9

Income taxes (benefit)...........              (0.2)                0.2                     0.4                  0.1
                                              -----               -----                   -----               ------

Income (loss) before cumulative
  effect of change in accounting
  principle......................              (0.6)                3.2                     1.4                  3.8

Cumulative effect of change in
  accounting principle...........               0.0                 0.0                    (1.4)                 0.0
                                              -----               -----                   -----               ------

     Net income (loss)...........              (0.6)%               3.2%                    0.0%                 3.8%
                                              =====               =====                   =====               ======




     This Form 10-Q contains forward-looking statements, including statements regarding, among other things (i) the Company's growth strategies, (ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-Q, the words "believes," "anticipates," "expects," and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, reductions in the availability of financing, increases in interest rates, adverse weather conditions, specifically in Florida and other southeast states where 35 of the Company's restaurants are located, and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-Q will, in fact, prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

THIRTEEN WEEKS ENDED OCTOBER 24, 1999 ("FISCAL YEAR 2000 SECOND QUARTER") COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 25, 1998 ("FISCAL YEAR 1999 SECOND QUARTER")

     Restaurants open. At October 24, 1999 there were 61 Company-Owned restaurants open, including the Kendall Roadhouse Grill ("Kendall") restaurant and the North Palm Beach Roadhouse Grill restaurant ("North Palm Beach"). On July 12, 1999, the Company terminated its licensing agreement for North Palm Beach and began operating the location as a Company-Owned restaurant. On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At October 25, 1998, there were 47 Company-Owned restaurants open, excluding North Palm Beach. This represents a 29.8% increase in the number of Company-Owned restaurants. In addition, two franchised Roadhouse Grill restaurants were open at October 24, 1999 in Las Vegas, Nevada.

     Total revenues. Total revenues increased $4.2 million, or 14.7%, from $28.2 million for the fiscal year 1999 second quarter to $32.3 million for the fiscal year 2000 second quarter. This increase is primarily attributable to sales generated at the 12 new restaurants opened by the Company since the end of the fiscal year 1999 second quarter and the inclusion of 100% of sales from both Kendall and North Palm Beach this current fiscal quarter. Sales at comparable stores for the fiscal year 2000 second quarter decreased 3.2% compared with sales in the fiscal year 1999 second quarter. This was due, in large part, to lower than expected sales for the current year quarter because of severe tropical storms that swept across Florida and other southeastern states. These storms, hurricane Floyd and tropical storm Irene, caused closures of a significant number of Roadhouse Grill restaurants in the affected areas (in some cases up to four days) due to mandatory evacuations, power outages and significant flooding. In addition to the actual closure of restaurants, normal activities of the population base from which the Company draws its dining guests changed dramatically in the affected storm areas prior to and after the storms. This also had a negative impact on the Company's sales in fiscal year 2000 second quarter. The dollar amount of lost sales due to the storms is indeterminable. The number of restaurants included in the same store sales base for the fiscal year 2000 second quarter was 42. Twenty-four of these restaurants were located in Florida and 11 restaurants were located in other southeastern states.

     Food and beverage. Food and beverage costs increased $1.6 million, or 16.6%, to $11.0 million in the fiscal year 2000 second quarter from $9.4 million in the fiscal year 1999 second quarter. This increase is primarily attributable to the opening and operating of 12 new restaurants since the end of fiscal year 1999 second quarter and the operations of both Kendall and North Palm Beach. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 second quarter. Beef costs were approximately 11% higher than what the Company paid for similar products in early calendar year 1999. As a percentage of sales, food and beverage costs increased by 0.5 percentage points to 34.0% for the fiscal year 2000 second quarter from 33.5% for the fiscal year 1999 second quarter.

     Labor and benefits. Labor and benefits costs increased $1.4 million to $9.4 million in the fiscal year 2000 second quarter, or 16.8%, from $8.1 million in the fiscal year 1999 second quarter. The increase is primarily due to the opening and operating of 12 new restaurants since the end of fiscal year 1999 second quarter and the operations of both Kendall and North Palm Beach. As a percentage of sales, labor and benefits costs increased by 0.5 percentage points to 29.1% for the fiscal year 2000 second quarter from 28.6% for the fiscal year 1999 second quarter. This percentage increase is principally due to the fixed nature of the cost of restaurant management labor and lower than expected sales as previously described. This resulted in a percentage increase in labor and benefits over the prior year comparable period.

     Occupancy and other. Occupancy and other costs increased $1.8 million to $7.1 million in the fiscal year 2000 second quarter, or 35.3%, from $5.2 million in the fiscal 1999 second quarter. The increase is primarily due to the opening and operating of 12 new restaurants since the end of fiscal year 1999 second quarter and the operations of both Kendall and North Palm Beach. As a percentage of sales, occupancy and other costs increased by 3.4 percentage points from 18.5% for the fiscal year 1999 second quarter to 21.9% for the fiscal year 2000 second quarter. This increase is due, in part, to increased marketing costs during the fiscal year 2000 second quarter compared to the fiscal year 1999 second quarter. In addition, due to the fixed nature of occupancy and other costs and lower than expected sales as previously described, occupancy and other costs as a percentage of sales were higher than the prior year comparable period.

     Pre-opening expenses. Pre-opening expenses increased $162,000 to $529,000 in the fiscal year 2000 second quarter, or 44.1%, from $367,000 in the fiscal year 1999 second quarter. The increase is primarily due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the fiscal year 2000 first quarter. Pre-opening expenses in the fiscal year 2000 second quarter were primarily costs associated with the opening of four new restaurants during that period.

     Depreciation and amortization. Depreciation and amortization increased $193,000 to $2.0 million in the fiscal year 2000 second quarter, or 10.5%, from $1.8 million in the fiscal year 1999 second quarter. The increase is primarily due to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter and the operations of Kendall. As a percentage of sales, depreciation and amortization decreased by 0.2 percentage points from 6.5% for the fiscal year 1999 second quarter to 6.3% for the fiscal year 2000 second quarter.

     General and administrative. General and administrative costs increased $282,000 to $2.0 million in the fiscal year 2000 second quarter, or 16.6%, from $1.7 million in the fiscal year 1999 second quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 40 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs were 6.1% of sales for the fiscal year 2000 second quarter compared to 6.0% in the prior year comparable period.

     Interest expense. Interest expense increased $11,000 to $596,000 in the fiscal year 2000 second quarter from $585,000 in the fiscal year 1999 second quarter.

     Income taxes (benefit). The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense.

     The Company incurred an income tax benefit of $58,000 due to the fiscal year 2000 second quarter loss and incurred a $50,000 income tax expense in the fiscal year 1999 second quarter, representing state income tax and alternative minimum tax benefits and expense, respectively.



TWENTY-SIX WEEKS ENDED OCTOBER 24, 1999 ("FIRST SIX MONTHS OF FISCAL YEAR 2000") COMPARED TO TWENTY-SIX WEEKS ENDED OCTOBER 25, 1998 ("FIRST SIX MONTHS OF FISCAL YEAR 1999")

     Total revenues. Total revenues increased $10.3 million, or 18.1%, from $57.2 million in the first six months of fiscal year 1999 to $67.6 million in the first six months of fiscal year 2000. This increase is primarily attributable to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and sales from three new restaurants that were only open and operating part of the first six months of fiscal year 1999. Sales at comparable stores for the first six months of fiscal year 2000 decreased 1.1% compared with sales in the first six months of fiscal year 1999. This was due, in large part, to lower than expected sales during the fiscal year 2000 second quarter as previously described.

     Food and beverage. Food and beverage costs amounted to $22.7 million in the first six months of fiscal year 2000, an increase of $3.7 million, or 19.4%, from $19.0 million in the same period last year. This increase is primarily due to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and the operation of three new restaurants that were only open and operating part of the first six months of fiscal year 1999. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 first and second quarters. Beef costs were approximately 11% higher than what the Company paid for similar products in early calendar year 1999. As a percentage of sales, food and beverage increased by 0.4 percentage points to 33.7% for the first six months of fiscal year 2000 from 33.3% for the first six months of fiscal year 1999.

     Labor and benefits. Labor and benefits costs increased $3.1 million to $19.4 million in the first six months of fiscal year 2000, or 19.2%, from $16.3 million in the first six months of fiscal year 1999. The increase is primarily due to the opening and operating of 12 new restaurants opened since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and three new restaurants that were only open and operating part of the first six months of fiscal year 1999. As a percentage of sales, labor and benefits costs increased by 0.3 percentage points to 28.8% for the first six months of fiscal year 2000 from 28.5% for the first six months of fiscal year 1999. The increase was primarily due to the fixed nature of the cost of restaurant management labor and lower than expected sales in the fiscal year 2000 second quarter as previously described. This resulted in a percentage increase in labor and benefits over the prior year comparable period.

     Occupancy and other. Occupancy and other costs increased $3.3 million to $14.2 million in the first six months of fiscal year 2000, or 30.1%, from $10.9 million in the first six months of fiscal year 1999. The increase is primarily due to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and three new restaurants that were only open and operating part of the first six months of fiscal year 1999. As a percentage of sales, occupancy and other costs increased by 1.9 percentage points from 19.1% for the first six months of fiscal year 1999 to 21.0% for the first six months of fiscal year 2000. This increase is due, in part, to increased marketing costs during the first six months of fiscal year 2000 compared to the first six months of fiscal year 1999. In addition, due to the fixed nature of occupancy and other costs and lower than expected sales in the fiscal year 2000 second quarter as previously described, occupancy and other costs as a percentage of sales were higher than the prior year comparable period.

     Pre-opening expenses. Pre-opening expenses decreased $154,000 to $576,000 in the first six months of fiscal year 2000, or 21.1%, from $730,000 in the first six months of fiscal year 1999. The decrease is associated with the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the fiscal year 2000 first quarter. Pre-opening expenses in the first six months of fiscal year 2000 were primarily costs associated with the opening of four new restaurants during that period.

     Depreciation and amortization. Depreciation and amortization increased $488,000 to $4.0 million in the first six months of fiscal year 2000, or 13.7%, from $3.6 million in the first six months of fiscal year 1999. The increase is primarily due to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of Kendall and three new restaurants that were only open and operating part of the first six months of fiscal year 1999. As a percentage of sales, depreciation and amortization decreased by 0.2 percentage points from 6.2% for the first six months of fiscal year 1999 to 6.0% for the first six months of fiscal year 2000.

     General and administrative. General and administrative costs increased $785,000 to $4.1 million for the first six months of fiscal year 2000, or 23.6%, from $3.3 million for the first six months of fiscal year 1999. As a percentage of sales, general and administrative costs increased 0.3 percentage points from 5.8% for the first six months of fiscal year 1999 to 6.1% for the first six months of fiscal year 2000. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 40 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy.

     Interest expense. Interest expense increased $95,000 to $1.2 million in the first six months of fiscal year 2000, or 8.8%, from $1.1 million in the first six months of fiscal year 1999. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 12 new restaurants during the first six months of fiscal year 2000.

     Income taxes. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and has reduced the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense.

     Income tax expense of $276,000 and $84,000 in the first six months of fiscal year 2000 and the first six months of fiscal year 1999, respectively, represents state income tax and alternative minimum tax.



Adoption of New Accounting Standards

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".
SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of operations.


Liquidity and Capital Resources

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of common stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     As of October 24, 1999, the Company had available to it approximately $5.0 million in sale-leaseback credit facilities from CNL Fund Advisors, Inc. ("CNL"). These sale-leaseback credit facilities are available for development by the Company of new Roadhouse Grill restaurants. The credit facility with CNL expires in January 2000. The Company is currently in negotiations with Franchise Finance Corporation of America ("FFCA") to secure a new sale-leaseback credit facility with them, as well as other lenders. The Company has an existing relationship with FFCA. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2000 and beyond would be greatly reduced.

     During the fiscal year 2000 second quarter, the Company borrowed $1.0 million from First Union National Bank. This 120-day promissory note has an interest rate of the one-month LIBOR rate plus 1.75%. The proceeds were utilized for the purchase of land for one new restaurant currently under construction.

     Subsequent to the end of fiscal year 2000 second quarter, the Company secured from FINOVA Capital Corporation a two-year $5.0 million working capital line of credit. The credit facility will be utilized solely for the interim construction of new restaurants.

     The Company's capital expenditures aggregated approximately $15.2 million for the twenty-six weeks ended October 24, 1999 and $2.9 million for the twenty-six weeks ended October 25, 1998, substantially all of which were used to open Roadhouse Grill restaurants.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($10.9 million at October 24, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.



Seasonality and Quarterly Results

     The Company's sales and earnings fluctuate seasonally. On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to coincide with that of the majority shareholder, Berjaya Cayman. With the new fifty-two or fifty-three week fiscal year structure, the Company's highest earnings are expected to occur in the third and fourth fiscal quarters. The current fiscal year ends on the last Sunday in April and consists of four thirteen week quarters (except in the case of a fifty-three week year in which the fourth quarter consists of fourteen weeks) structured as follows:

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

     The Company has appointed a Year 2000 committee which has initiated a comprehensive project to prepare its information technology systems as well as non-information technology systems for the Year 2000. The project includes identification and assessment of software, hardware and equipment that could potentially be affected by the Year 2000 issue, remedial action and further testing procedures. The Company believes that the majority of its information technology systems and non-information technology systems are substantially Year 2000 compliant at this time. The Company's current estimate of the total cost of its Year 2000 project was approximately $150,000. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

     Substantially all significant third party vendors, including but not limited to, restaurant food and supply vendors, banking institutions, credit card processors and information systems providers such as outside payroll services have represented to the Company that they are or will be Year 2000 compliant prior to January 1, 2000. The Company has developed a contingency plan for any vendors that appear to have substantial Year 2000 operational risks. Such contingency plans may include a change in vendors to minimize the Company's risks. The effect, if any, on the Company's results of operations from failure of third parties to be Year 2000 compliant cannot be reasonably estimated.

     The Company believes that it will be substantially Year 2000 compliant by the end of the year. However, due to the unique nature of the issue and the lack of historical experience, it is difficult to predict with certainty what will happen after December 31, 1999. The Company may encounter unanticipated third party failures or that its systems remediation efforts were not successful. Any of these unforeseen events may have a material adverse impact on the Company's results of operations, financial condition or cash flows. Potential sources of risk include the inability of principal suppliers to be Year 2000 compliant, which could result in delays in product deliveries from suppliers, and disruption of the distribution channels, including transportation vendors. The amount of any potential losses related to these occurrences cannot be reasonably estimated at this time. The Company has developed a contingency plan which is intended to mitigate the effects of problems experienced by the Company or key vendors or service providers in the timely implementation of Year 2000 programs.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on December 8, 1999, by the undersigned, thereunto duly authorized.

                                                       ROADHOUSE GRILL, INC.
                                                           (Registrant)





 /s/ Ayman Sabi                                   President, Chief Executive Officer              December 8, 1999
 -----------------------------------              and Director
 Ayman Sabi                                       (Principal Executive Officer)





 /s/ Glenn E. Glasshagel                          Chief Financial Officer                         December 8, 1999
-------------------------------------             (Principal Financial Officer
 Glenn E. Glasshagel                              and Principal
                                                  Accounting Officer)


                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------


21.0     Subsidiaries of the Registrant.

10.57    Revolving Loan Agreement with FINOVA Capital Corporation.

10.58    Promissory Note with First Union National Bank.

27       Financial Data Schedule.