Form 10-Q
period 2000-01-23
ROADHOUSE GRILL INC
filed 2000-03-08
CIK 1019376

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Thirteen Weeks Ended January 23, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the registrant's common stock outstanding as of March 3, 2000 was 9,708,741.

================================================================================

                             ROADHOUSE GRILL, INC.
                                   FORM 10-Q
                     THIRTEEN WEEKS ENDED JANUARY 23, 2000

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                          --------
ITEM 1.           FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of January 23, 2000 (Unaudited)
                       and April 25, 1999...............................................................      2

                  Consolidated Statements of Income for the Thirteen Weeks and
                      Thirty-Nine Weeks Ended January 23, 2000 and January 24, 1999
                      (Unaudited).......................................................................      3

                  Consolidated Statement of Changes in Shareholders' Equity
                       for the Thirty-Nine Weeks Ended January 23, 2000 (Unaudited) ....................      4

                  Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
                      January 23, 2000 and January 24, 1999 (Unaudited) ................................      5

                  Notes to Consolidated Financial Statements............................................      6



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      8

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................     14

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     14

SIGNATURES        ......................................................................................     15

EXHIBIT INDEX     ......................................................................................     16


                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       January 23, 2000 and April 25, 1999
                     ($ in thousands, except per share data)

                                                                              January 23,     April 25,
                                                                                 2000           1999
                                                                              -------------  -----------
                                 ASSETS                                       (Unaudited)
Current assets:
   Cash and cash equivalents .................................................   $    998   $    975
   Accounts receivable .......................................................        696      1,279
   Inventory .................................................................      1,402      1,181
   Pre-opening costs, net ....................................................       --        1,222
   Deferred tax assets, net ..................................................      2,539      2,270
   Prepaid expenses ..........................................................      1,964        992
                                                                                 --------   --------
     Total current assets ....................................................      7,599      7,919

Note receivable ..............................................................        167        167
Property & equipment, net ....................................................     89,386     77,821
Intangible assets, net of accumulated amortization of $343 and $227 at January
  23, 2000 and April 25, 1999, respectively ..................................      2,319      2,031
Other assets .................................................................      3,383      3,345
                                                                                 --------   --------

      Total assets ...........................................................   $102,854   $ 91,283
                                                                                 ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................................   $  7,981   $  4,692
  Accrued expenses ...........................................................      6,525      4,476
  Short-term note payable ....................................................      1,000       --
  Current portion of long-term debt ..........................................      1,082      1,047
  Current portion of capitalized lease obligations ...........................      1,610      1,593
                                                                                 --------   --------
      Total current liabilities ..............................................     18,198     11,808

Long-term debt ...............................................................     22,647     18,458
Capitalized lease obligations ................................................     11,107     10,340
                                                                                 --------   --------

     Total liabilities .......................................................     51,952     40,606
Commitments and contingencies (Note 2) .......................................       --         --

Shareholders' equity:
Common stock $0.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of January 23, 2000
  and April 25, 1999 .........................................................        291        291
Additional paid-in-capital ...................................................     50,039     50,039
Retained earnings ............................................................        572        347
                                                                                 --------   --------

      Total shareholders' equity .............................................     50,902     50,677
                                                                                 --------   --------
      Total liabilities and shareholders' equity .............................   $102,854   $ 91,283
                                                                                 ========   ========

          See accompanying notes to consolidated financial statements.

                             ROADHOUSE GRILL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     For the Thirteen Weeks and Thirty-Nine
               Weeks Ended January 23, 2000 and January 24, 1999
                    ($ in thousands, except per share data)
                                  (Unaudited)



                                                THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                             --------------------------     -------------------------
                                             JANUARY 23,    JANUARY 24,     JANUARY 23,   JANUARY 24,
                                                2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
Total revenues ...........................   $    35,842    $    28,749    $   103,405    $    85,970

Cost of restaurant sales:
   Food and beverage .....................        11,871          9,236         34,612         28,275
   Labor and benefits ....................        10,707          8,100         30,134         24,391
   Occupancy and other ...................         7,657          5,288         21,891         16,230
   Pre-opening expenses ..................           749            298          1,325          1,028
                                             -----------    -----------    -----------    -----------
   Total cost of restaurant sales ........        30,984         22,922         87,962         69,924

Depreciation and amortization ............         2,162          1,894          6,206          5,450
General and administrative expenses ......         1,890          1,623          6,004          4,952
                                             -----------    -----------    -----------    -----------
   Total operating expenses ..............        35,036         26,439        100,172         80,326
                                             -----------    -----------    -----------    -----------
   Operating income ......................           806          2,310          3,233          5,644

Other income (expense):
   Interest expense, net .................          (544)          (544)        (1,721)        (1,626)
   Equity in net (loss) of affiliates ....          --             --             --               (3)
                                             -----------    -----------    -----------    -----------
     Total other (expense) ...............          (544)          (544)        (1,721)        (1,629)
                                             -----------    -----------    -----------    -----------

     Income before taxes and
      cumulative effect of change in
      accounting principle ...............           262          1,766          1,512          4,015
Income tax expense .......................            58             50            334            134
                                             -----------    -----------    -----------    -----------
     Income before cumulative effect of
       change in accounting principle ....           204          1,716          1,178          3,881
Cumulative effect of change in accounting
   principle (net of tax benefit of $269)           --             --             (953)          --
                                             -----------    -----------    -----------    -----------

Net income ...............................   $       204    $     1,716    $       225    $     3,881
                                             ===========    ===========    ===========    ===========

Basic net income per common share:
   Basic income before cumulative
     effect of change in accounting
     principle ...........................   $      0.02    $      0.18    $      0.12    $      0.41
   Cumulative effect of change in
     accounting principle ................          --             --            (0.10)          --
                                             -----------    -----------    -----------    -----------
Basic net income per common
     share ...............................   $      0.02    $      0.18    $      0.02    $      0.41
                                             ===========    ===========    ===========    ===========
Diluted net income per common share:
   Diluted income before cumulative
     effect of change in accounting
     principle ...........................   $      0.02    $      0.18    $      0.12    $      0.40
   Cumulative effect of change in
     accounting principle ................          --             --            (0.10)          --
                                             -----------    -----------    -----------    -----------
Diluted net income per common
   share .................................   $      0.02    $      0.18    $      0.02    $      0.40
                                             ===========    ===========    ===========    ===========
Weighted-average common shares outstanding     9,708,741      9,708,741      9,708,741      9,480,894
                                             ===========    ===========    ===========    ===========
Weighted-average common shares and share
   equivalents outstanding - assuming
dilution .................................     9,779,825      9,801,463      9,787,751      9,606,097
                                             ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Thirty-Nine Weeks Ended January 23, 2000
                                ($ in thousands)
                                   (Unaudited)



                                       COMMON STOCK        ADDITIONAL
                                    ------------------      PAID-IN-      RETAINED
                                    SHARES      AMOUNT      CAPITAL       EARNINGS     TOTAL
                                    ------      ------      -------       --------     -----
Balance April 25, 1999.....      9,708,741    $    291      $50,039      $   347      $50,677

Net income ................             --          --           --          225          225
                                 ---------    --------      -------      -------      -------
Balance January 23, 2000...      9,708,741    $    291      $50,039      $   572      $50,902
                                 =========    ========      =======      =======      =======



          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Thirty-Nine Weeks Ended January 23, 2000 and January 24, 1999
                                ($ in thousands)
                                  (Unaudited)

                                                                            JANUARY 23,      JANUARY 24,
                                                                               2000             1999
                                                                            -----------      -----------

Cash flows from operating activities
   Net income ..................................................................   $    225    $  3,881
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization .............................................      6,206       6,478
     Equity in net loss of affiliate ...........................................       --             3
     Cumulative effect of change in accounting principle .......................      1,222        --
     Deferred tax benefit ......................................................       (269)       --

   Changes in assets and liabilities:
     (Increase) in accounts receivable .........................................       (213)       (266)
     (Increase) in inventory ...................................................       (221)        (66)
     (Increase) in pre-opening costs ...........................................       --          (817)
     (Increase) in prepaid expense .............................................       (972)     (1,912)
     (Increase) decrease in other assets .......................................        (99)        242
     Increase (decrease) in accounts payable ...................................      3,289        (611)
     Increase (decrease) in accrued expenses ...................................      2,049      (1,476)
                                                                                   --------    --------

       Net cash provided by operating activities ...............................     11,217       5,456

Cash flows from investing activities
   Dividends received from affiliate ...........................................       --            93
   Advances to affiliates, net .................................................       --             9
   Payments for intangibles ....................................................       (404)        (20)
   Acquisition of restaurant, net of cash acquired .............................       --        (1,359)
   Proceeds from payment on note receivable from affiliate .....................       --         1,000
   Proceeds from payment on notes receivable ...................................       --           128
   Proceeds from leasing transactions ..........................................     11,435         861
   Purchase of property and equipment ..........................................    (26,291)     (7,994)
                                                                                   --------    --------
       Net cash used in investing activities ...................................    (15,260)     (7,282)

Cash flows from financing activities
   Issuance of common stock ....................................................       --            15
   Proceeds from short-term note payable .......................................      1,000        --
   Proceeds from long-term debt ................................................      5,000         846
   Repayments of long-term debt ................................................       (776)       (510)
   Payments on capital lease obligations .......................................     (1,158)       (882)
                                                                                   --------    --------
       Net cash provided by (used in) financing activities .....................      4,066        (531)

Increase (decrease) in cash and cash equivalents ...............................         23      (2,357)
Cash and cash equivalents at beginning of period ...............................        975       3,555
                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................   $    998    $  1,198
                                                                                   ========    ========
Supplementary disclosures:
   Interest paid ...............................................................   $  2,144    $  1,886
                                                                                   ========    ========
   Income taxes paid ...........................................................   $    910    $  1,793
                                                                                   ========    ========

Non-cash investing and financing activities:

   During the thirty-nine weeks ended January 23, 2000, the Company entered into two capital lease transactions for real estate in the amount of $780,000.

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

                              ROADHOUSE GRILL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen weeks and thirty-nine weeks ended January 23, 2000 and January 24, 1999, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fifty-two weeks ended April 25, 1999 ("fiscal year 1999").

         The results of operations for the thirteen weeks and thirty-nine weeks ended January 23, 2000 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2000 ("fiscal year 2000").

         The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which the fourth fiscal quarter consists of fourteen weeks. Fiscal year 2000, ending on April 30, 2000, is a fifty-three week fiscal year.

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

         During the thirteen weeks ended January 23, 2000, the Company completed construction and opened four new Company-Owned restaurants. During the thirteen weeks ended January 23, 2000, construction was underway on twelve sites which are expected to open during the fourth quarter of fiscal year 2000 and the first quarter of fiscal year 2001. The estimated aggregate cost to complete these restaurants is approximately $11.0 million. In addition, as of January 23, 2000, the Company had contracted to purchase or lease thirteen additional sites for new restaurant development.

3.       ADOPTION OF NEW ACCOUNTING STANDARDS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 as an expense within the statements of income in the amount of $953,000, net of income tax benefit. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

4.       LEASES

         Pursuant to a $10.0 million funding commitment secured in July 1999 from CNL Fund Advisors, Inc. ("CNL"), the Company entered into sale-leaseback transactions for new Roadhouse Grill restaurants. These transactions were recorded as financing-type leases with no deferred gain. As of January 23, 2000, the Company is in negotiations with CNL to secure a new sale-leaseback credit facility.

         In January 2000, the Company secured an $18.0 million sale-leaseback credit facility from Franchise Finance Corporation of America ("FFCA") for the construction of new Roadhouse Grill restaurants. The credit facility with FFCA expires January 2001.

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

                                     THIRTEEN WEEKS ENDED JANUARY 23, 2000        THIRTY-NINE WEEKS ENDED JANUARY 23, 2000
                                  --------------------------------------------  ----------------------------------------------
                                   NET INCOME       SHARES         AMOUNT         NET INCOME       SHARES          AMOUNT
                                  --------------  ------------  --------------  ---------------  ------------   --------------
                                                            ($ in thousands, except per share data)
BASIC EPS

Net income available
  to common shareholders                   $204     9,708,741        $   0.02             $225     9,708,741        $    0.02

EFFECT OF DILUTIVE SECURITIES
Stock options                                --        71,084              --               --        79,010               --
                                  --------------  ------------  --------------  ---------------  ------------   --------------

DILUTED EPS                                $204     9,779,825        $   0.02             $225     9,787,751        $    0.02
                                  ==============  ============  ==============  ===============  ============   ==============



     Options to purchase 539,661 shares of common stock at a weighted-average exercise price of $6.21 per share were outstanding during the thirteen weeks and thirty-nine weeks ended January 23, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of January 23, 2000.



                                     THIRTEEN WEEKS ENDED JANUARY 24, 1999        THIRTY-NINE WEEKS ENDED JANUARY 24, 1999
                                  --------------------------------------------  ----------------------------------------------
                                   NET INCOME       SHARES         AMOUNT         NET INCOME       SHARES          AMOUNT
                                  --------------  ------------  --------------  ---------------  ------------   --------------
                                                            ($ in thousands, except per share data)
BASIC EPS
Net income available
  to common shareholders              $   1,716     9,708,741        $   0.18       $    3,881     9,480,894        $    0.41

EFFECT OF DILUTIVE SECURITIES
Stock options                                --        92,722              --               --        78,019           (0.01)
Convertible debt                             --            --              --               --        47,184               --
                                  --------------  ------------  --------------  ---------------  ------------   --------------
DILUTED EPS                           $   1,716     9,801,463        $   0.18       $    3,881     9,606,097        $    0.40
                                  ==============  ============  ==============  ===============  ============   ==============



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

    As of March 3, 2000, Roadhouse Grill, Inc. owns and operates 68 full-service, casual dining restaurants under the name "Roadhouse Grill". In addition, Roadhouse Grill, Inc. franchises three full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-Owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 67 additional restaurants in 11 states. The three franchises are located in Las Vegas, Nevada.

    The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.9% and 10.7% of total revenues for the thirteen weeks and the thirty-nine weeks ended January 23, 2000, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

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

     The average cash investment, excluding land costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to January 23, 2000 was approximately $1.4 million. The average land acquisition cost for the 14 restaurant sites owned by the Company was approximately $902,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $100,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.1 million and $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant from the ground up.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of income data expressed as a percentage of total revenues.

                                                    THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                        -------------------------------------        --------------------------------------
                                        JANUARY 23, 2000     JANUARY 24, 1999        JANUARY 23, 2000      JANUARY 24, 1999
                                        ----------------     ----------------        ----------------      ----------------
Total revenues                                 100.0%             100.0%                  100.0%               100.0%
Cost of restaurant sales:
   Food and beverage                           33.1                32.1                    33.5                 32.9
   Labor and benefits                          29.9                28.2                    29.1                 28.4
   Occupancy and other                         21.4                18.4                    21.2                 18.9
   Pre-opening expenses                         2.1                 1.0                     1.3                  1.2
                                                ---                 ---                     ---                  ---
   Total cost of restaurant sales              86.5                79.7                    85.1                 81.4

Depreciation and amortization                   6.0                 6.6                     6.0                  6.3
General and administrative                      5.3                 5.6                     5.8                  5.8
                                                ---                 ---                     ---                  ---
   Total operating expenses                    97.8                91.9                    96.9                 93.5
                                               ----                ----                    ----                 ----

   Operating income                             2.2                 8.1                     3.1                  6.5

Other income (expense):

   Interest expense, net                       (1.5)               (1.9)                   (1.7)                (1.9)


Income before income taxes
  and cumulative effect of change in
  accounting principle                          0.7                 6.2                     1.4                  4.6

Income taxes                                    0.2                 0.2                     0.3                  0.2
                                                ---                 ---                     ---                  ---

Income before cumulative effect
  of change in accounting principle             0.5                 6.0                     1.1                  4.4

Cumulative effect of change in
  accounting principle                          0.0                 0.0                    (0.9)                 0.0
                                                ---                 ---                     ----                 ---

     Net income                                 0.5%                6.0%                    0.2%                 4.4%
                                               ====                 ====                    ====                 ====




     This Form 10-Q contains forward-looking statements, including statements regarding, among other things (i) the Company's growth strategies, (ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-Q, the words "believes," "anticipates," "expects," and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, reductions in the availability of financing, increases in interest rates, adverse weather conditions, and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-Q will, in fact, prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

THIRTEEN WEEKS ENDED JANUARY 23, 2000 ("FISCAL YEAR 2000 THIRD QUARTER") COMPARED TO THIRTEEN WEEKS ENDED JANUARY 24, 1999 ("FISCAL YEAR 1999 THIRD QUARTER")

     RESTAURANTS OPEN. At January 23, 2000, there were 65 Company-Owned restaurants open, including the North Palm Beach Roadhouse Grill restaurant ("North Palm Beach"). On July 12, 1999, the Company terminated its licensing agreement for North Palm Beach and began operating the location as a Company-Owned restaurant. At January 24, 1999, there were 49 Company-Owned restaurants open, excluding North Palm Beach. This represents a 32.7% increase in the number of Company-Owned restaurants. In addition, three franchised Roadhouse Grill restaurants were open at January 23, 2000 in Las Vegas, Nevada.

     TOTAL REVENUES. Total revenues increased $7.1 million, or 24.7%, from $28.7 million for the fiscal year 1999 third quarter to $35.8 million for the fiscal year 2000 third quarter. This increase is primarily attributable to sales generated at the 15 new restaurants opened by the Company since the end of the fiscal year 1999 third quarter and the inclusion of 100% of sales from North Palm Beach this current fiscal quarter. Sales at comparable stores for the fiscal year 2000 third quarter decreased 2.8% compared with sales in the fiscal year 1999 third quarter. The average number of restaurants included in the same store sales base for the fiscal year 2000 third quarter was 45.

     FOOD AND BEVERAGE. Food and beverage costs increased $2.7 million, or 28.5%, to $11.9 million in the fiscal year 2000 third quarter from $9.2 million in the fiscal year 1999 third quarter. This increase is primarily attributable to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of North Palm Beach. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 third quarter. As a percentage of sales, food and beverage costs increased by 1.0 percentage points to 33.1% for the fiscal year 2000 third quarter from 32.1% for the fiscal year 1999 third quarter. Beef prices moderated substantially in the latter part of the fiscal year 2000 third quarter. This moderation in prices should have a favorable impact on the Company's food costs in future periods. Also food costs were higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), food costs as well as other operating costs are higher than costs in more mature restaurant operations.

     LABOR AND BENEFITS. Labor and benefits costs increased $2.6 million to $10.7 million in the fiscal year 2000 third quarter, or 32.2%, from $8.1 million in the fiscal year 1999 third quarter. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of North Palm Beach. As a percentage of sales, labor and benefits costs increased by 1.7 percentage points to 29.9% for the fiscal year 2000 third quarter from 28.2% for the fiscal year 1999 third quarter. The labor percentage was higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $2.4 million to $7.7 million in the fiscal year 2000 third quarter, or 44.8%, from $5.3 million in the fiscal 1999 third quarter. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of North Palm Beach. As a percentage of sales, occupancy and other costs increased by 3.0 percentage points from 18.4% for the fiscal year 1999 third quarter to 21.4% for the fiscal year 2000 third quarter. This increase is due primarily to increased marketing costs during the fiscal year 2000 third quarter compared to the fiscal year 1999 third quarter.

     PRE-OPENING EXPENSES. Pre-opening expenses increased $451,000 to $749,000 in the fiscal year 2000 third quarter, or 151.3%, from $298,000 in the fiscal year 1999 third quarter. The increase is primarily due to the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the fiscal year 2000 first quarter. Pre-opening expenses in the fiscal year 2000 third quarter were primarily costs associated with the opening of 4 new restaurants during that period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $268,000 to $2.2 million in the fiscal year 2000 third quarter, or 14.2%, from $1.9 million in the fiscal year 1999 third quarter. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter. As a percentage of sales, depreciation and amortization decreased by 0.6 percentage points from 6.6% for the fiscal year 1999 third quarter to 6.0% for the fiscal year 2000 third quarter.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $267,000 to $1.9 million in the fiscal year 2000 third quarter, or 16.4%, from $1.6 million in the fiscal year 1999 third quarter. As a percentage of sales, general and administrative costs were 5.3% of sales for the fiscal year 2000 third quarter compared to 5.6% in the prior year comparable period.

     INTEREST EXPENSE. Interest expense was comparable for both periods presented.

     INCOME TAXES (BENEFIT). The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The Company has concluded that the beginning of the year valuation allowance is still necessary as of January 23, 2000. Therefore, the only benefit recorded during the current year relates to the amount of ordinary income realized during the current year.

THIRTY-NINE WEEKS ENDED JANUARY 23, 2000 ("FIRST NINE MONTHS OF FISCAL YEAR 2000") COMPARED TO THIRTY-NINE WEEKS ENDED JANUARY 24, 1999 ("FIRST NINE MONTHS OF FISCAL YEAR 1999")

     TOTAL REVENUES. Total revenues increased $17.4 million, or 20.3%, from $86.0 million in the first nine months of fiscal year 1999 to $103.4 million in the first nine months of fiscal year 2000. This increase is primarily attributable to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter, the operation of North Palm Beach and sales from five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. Sales at comparable stores for the first nine months of fiscal year 2000 decreased 1.7% compared with sales in the first nine months of fiscal year 1999. The average number of restaurants included in the same store sales base for the first nine months of fiscal year 2000 was 43.

     FOOD AND BEVERAGE. Food and beverage costs amounted to $34.6 million in the first nine months of fiscal year 2000, an increase of $6.3 million, or 22.4%, from $28.3 million in the same period last year. This increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter, the operation of North Palm Beach and the operation of five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 second and third quarters. As a percentage of sales, food and beverage increased by 0.6 percentage points to 33.5% for the first nine months of fiscal year 2000 from 32.9% for the first nine months of fiscal year 1999. Beef prices moderated substantially in the latter part of the fiscal year 2000 third quarter. This moderation in prices should have a favorable impact on the Company's food costs in future periods. Also, food costs were higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), food costs as well as other operating costs are higher than costs in more mature restaurant operations.

     LABOR AND BENEFITS. Labor and benefits costs increased $5.7 million to $30.1 million in the first nine months of fiscal year 2000, or 23.5%, from $24.4 million in the first nine months of fiscal year 1999. The increase is primarily due to the opening and operating of 15 new restaurants opened since the end of the fiscal year 1999 third quarter, the operations of North Palm Beach and five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. As a percentage of sales, labor and benefits costs increased by 0.7 percentage points to 29.1% for the first nine months of fiscal year 2000 from 28.4% for the first nine months of fiscal year 1999. The labor percentage was higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $5.7 million to $21.9 million in the first nine months of fiscal year 2000, or 34.9%, from $16.2 million in the first nine months of fiscal year 1999. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter, the operations of North Palm Beach and five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. As a percentage of sales, occupancy and other costs increased by 2.3 percentage points from 18.9% for the first nine months of fiscal year 1999 to 21.2% for the first nine months of fiscal year 2000. This increase is primarily due to increased marketing costs during the first nine months of fiscal year 2000 compared to the first nine months of fiscal year 1999.

     PRE-OPENING EXPENSES. Pre-opening expenses increased $297,000 to $1.3 million in the first nine months of fiscal year 2000, or 28.9%, from $1.0 million in the first nine months of fiscal year 1999. The increase is associated with the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the fiscal year 2000 first quarter. Pre-opening expenses in the first nine months of fiscal year 2000 were primarily costs associated with the opening of eight new restaurants during that period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $756,000 to $6.2 million in the first nine months of fiscal year 2000, or 13.9%, from $5.5 million in the first nine months of fiscal year 1999. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. As a percentage of sales, depreciation and amortization decreased by 0.3 percentage points from 6.3% for the first nine months of fiscal year 1999 to 6.0% for the first nine months of fiscal year 2000.

      GENERAL AND ADMINISTRATIVE. General and administrative costs increased $1.0 million to $6.0 million for the first nine months of fiscal year 2000, or 21.2%, from $5.0 million for the first nine months of fiscal year 1999. As a percentage of sales, general and administrative costs were comparable for both periods presented.

     INTEREST EXPENSE. Interest expense increased $95,000 to $1.7 million in the first nine months of fiscal year 2000, or 5.8%, from $1.6 million in the first nine months of fiscal year 1999. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 15 new restaurants during the first nine months of fiscal year 2000.

     INCOME TAXES. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and has reduced the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The Company has concluded that the beginning of the year valuation allowance is still necessary as of January 23, 2000. Therefore, the only benefit recorded during the current year relates to the amount of ordinary income realized during the current year.

ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of common stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     As of January 23, 2000, the Company had available to it approximately $18.0 million in a sale-leaseback credit facility from Franchise Finance Corporation of America ("FFCA"). This sale-leaseback credit facility is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The Company is also currently in negotiations with CNL Fund Advisors, Inc. ("CNL") to secure a new sale-leaseback credit facility with them, as well as other lenders. The Company has an existing relationship with CNL. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2000 and beyond would be greatly reduced.

     During the fiscal year 2000 second quarter, the Company borrowed $1.0 million from First Union National Bank. This 120-day promissory note has an interest rate of the one-month LIBOR rate plus 1.75%. The Company was granted a 90-day extension during the fiscal year 2000 third quarter extending the due date of the promissory note to April 1, 2000. The proceeds were utilized for the purchase of land for one new restaurant currently under construction.

     During the fiscal year 2000 third quarter, the Company secured from FINOVA Capital Corporation a two-year $5.0 million working capital line of credit, with an interest rate of the prime rate plus 2%, adjusted on a daily basis. The credit facility was utilized solely for the interim construction of new restaurants. As of January 23, 2000, the Company has borrowed the entire amount available under the line of credit.

     The Company's capital expenditures aggregated approximately $26.3 million for the thirty-nine weeks ended January 23, 2000 and $8.0 million for the thirty-nine weeks ended January 24, 1999, substantially all of which were used to open Roadhouse Grill restaurants.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($10.6 million at January 23, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

RECENT DEVELOPMENTS

     On February 23, 2000, the Company's Board of Directors formed an independent special committee to evaluate a proposed offer by the Company to purchase all, or substantially all, shares of the Company's common stock held by non-affiliates of the Company. At this time, no offer has been presented to the special committee and there is no additional information that can be provided regarding this transaction.

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales and earnings fluctuate seasonally. The Company operates on a fifty-two or fifty-three week fiscal year structure and the Company's highest earnings are expected to occur in the third and fourth fiscal quarters. The current fiscal year ends on the last Sunday in April and consists of four thirteen week quarters (except in the case of a fifty-three week year in which the fourth quarter consists of fourteen weeks) structured as follows:

o     1st Quarter - May, June, July
o     2nd Quarter - August, September, October
o     3rd Quarter - November, December, January
o     4th Quarter - February, March, April

     The Company's fiscal year 2000, ending April 30, 2000, is a fifty-three week year.

     Quarterly results have been, and in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the seasonality of the Company's business and the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

YEAR 2000

     The principal Year 2000 issue was whether previously written software applications and operating programs would properly recognize dates beginning in the Year 2000. As of January 23, 2000, the Company has not experienced any significant information technology systems issues or any material adverse impact on the Company's results of operations, financial condition or cash flows as a result of the Year 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on November 4, 1999. The following matters were submitted to votes of the Stockholders:

     It was proposed that the five members of the board of directors be re-elected to serve for a term of one year. Each director was re-elected to serve for a term of one year. The results of the voting on the foregoing matter were as follows:

                                    AFFIRMATIVE        NEGATIVE                             BROKER
     DIRECTOR                          VOTES            VOTES        ABSTENTIONS           NON-VOTES
     --------                       -----------        ---------     -----------           ---------
     Vincent Tan                     9,071,458           20,669            --                616,614

     Ayman Sabi                      9,071,458           20,669            --                616,614

     Philip Friedman                 9,071,458           20,669            --                616,614

     Phillip Ratner                  9,071,458           20,669            --                616,614

     Alain K.K. Lee                  9,071,458           20,669            --                616,614



     It was proposed that the selection of KPMG LLP as independent auditors for the Company for the fiscal year 2000 be ratified. The selection of KPMG LLP as independent auditors for the Company for the fiscal year 2000 was ratified. The results of the voting on the foregoing matter were as follows:

     AFFIRMATIVE          NEGATIVE                          BROKER
        VOTES               VOTES        ABSTENTIONS       NON-VOTES
     ------------         ---------      -----------       ---------

       9,081,260             8,149          2,718           616,614




     It was proposed that an amendment to the Company's 1998 Omnibus Stock Option Plan to increase the number of shares issuable under the plan from 236,000 shares to 436,000 be approved by the Company's shareholders. The amendment to the 1998 Omnibus Stock Option Plan was approved. The results of the voting on the foregoing matter were as follows:

     AFFIRMATIVE      NEGATIVE                        BROKER
         VOTES         VOTES        ABSTENTIONS      NON-VOTES
     ------------    ---------      -----------      ----------

     8,471,452        608,528           12,147       616,614




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The Exhibits listed on the accompanying Exhibit Index are filed with or incorporated by reference in this report.

(b) The Company filed no reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 8, 2000, by the undersigned, thereunto duly authorized.

                                              ROADHOUSE GRILL, INC.
                                                (Registrant)


     /s/ AYMAN SABI                       President, Chief Executive Officer            March 8, 2000
     --------------------------------     and Director
     Ayman Sabi                           (Principal Executive Officer)

     /s/ GLENN E. GLASSHAGEL              Chief Financial Officer                       March 8, 2000
     --------------------------------     (Principal Financial Officer
     Glenn E. Glasshagel                  and Principal Accounting Officer)


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           ------------

21.0      Subsidiaries of the Registrant.

27        Financial Data Schedule.