Form 10-K405
period 2000-04-30
ROADHOUSE GRILL INC
filed 2000-07-31
CIK 1019376

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 2000

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

                     2703-A GATEWAY DRIVE, POMPANO BEACH, FL
           33069 (Address of principal executive offices and zip code)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 28, 2000 was $14,694,417 based upon the closing sale price of $4.6875 as reported on the Nasdaq National Market on July 28, 2000.

          The number of shares of the registrant's common stock outstanding as of July 28, 2000 was 9,708,741.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement relating to the 2000 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of April 30, 2000, are incorporated by reference in Item 10, Item 11, Item 12, and Item 13, of Part III of this Form 10-K.

================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-K
                        FISCAL YEAR ENDED APRIL 30, 2000

                                      INDEX

PART I                                                                                                      Page
                                                                                                            ----
Item 1.           Business..............................................................................      1

Item 2.           Properties............................................................................      7

Item 3.           Legal Proceedings.....................................................................      8

Item 4.           Submission of Matters to a Vote of Security Holders...................................      8

PART II

Item 5.           Market for Registrant's Common Equity and
                         Related Shareholder Matters....................................................      9

Item 6.           Selected Financial Data...............................................................     10

Item 7.           Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..................................     11

Item 8.           Financial Statements and Supplementary Data...........................................     18

Item 9.           Changes in and Disagreements with Accountant
                         on Accounting and Financial Disclosure.........................................     18



PART III

Item 10.          Directors and Executive Officers of the Registrant....................................     19

Item 11.          Executive Compensation................................................................     19

Item 12.          Security Ownership of Certain Beneficial Owners and Management........................     19

Item 13.          Certain Relationships and Related Transactions........................................     19

PART IV

Item 14.          Financial Statements and Exhibits.....................................................     19

Signatures        ......................................................................................     20


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

     The Company was founded in 1992 and opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 30, 2000, there were 72 Company-owned and three franchised Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, Ohio, North Carolina, South Carolina and Tennessee. Of the 72 Company-owned locations open as of April 30, 2000, 35 are situated in Florida. One of the three franchised restaurants is located in Kuala Lumpur, capital city of Malaysia. The Company is engaged in an active plan of expansion and expects to open approximately 15 Company-owned restaurants in fiscal year 2001.

     On July 12, 1999, the Company terminated its licensing agreement for the North Palm Beach Roadhouse Grill restaurant ("North Palm Beach") and began operating the location as a Company-owned restaurant.

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

o Broad Customer Appeal. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and particularly families. The Company believes that to be attractive to families, a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup. In addition, each restaurant offers a special "Kids' Menu" featuring an assortment of entrees for approximately $2.99. In 1999, for the fourth consecutive year, Roadhouse Grill was voted "Favorite Family Dining Restaurant" in a survey conducted by Sunshine Magazine, the South Florida based Sun-Sentinel Sunday magazine. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

Unit Economics

     The Company believes that Company-owned Roadhouse Grill restaurants produce attractive restaurant-level economics. The 56 Company-owned Roadhouse Grill restaurants open for the entire 53 weeks in fiscal year 2000 generated average net sales of approximately $2.4 million, average cash flow (operating income plus depreciation) of approximately $412,000, and average operating income of $267,000. The Company's average cash investment for these 56 restaurants was approximately $1.4 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. Restaurant-level economics are affected to the extent that the Company constructs free-standing units on Company-owned or leased land, rather than leasing existing buildings. In such cases, initial development costs are substantially greater and occupancy costs (other than depreciation) are substantially less when the Company leases existing buildings. The Company cannot predict if average unit-level economics would be altered significantly if in the future the mix of restaurants placed in leased buildings compared to free-standing buildings on Company-owned or leased land were to change materially from the Company's current mix.

Expansion

     The following paragraph contains forward-looking information concerning the Company's expansion plans for fiscal year 2001 that involve a number of risks and uncertainties. Similar forward-looking information is contained elsewhere in this document under "Business--Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     As of April 30, 2000, there were 72 Company-owned and three franchised Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, Ohio, North Carolina, South Carolina and Tennessee. Of the 72 Company-owned locations open as of April 30, 2000, 35 are situated in Florida. One of the three franchised restaurants is located in Kuala Lumpur, capital city of Malaysia. The Company is engaged in an active plan of expansion and expects to open approximately 15 Company-owned restaurants in fiscal year 2001. The Company's expansion strategy through fiscal year 2001 is to increase its presence in markets where Roadhouse Grill restaurants now exist, and the potential for additional revenues and operating cash flows and profits is strong. The Company currently has a strong presence in Florida with 35 locations and intends to increase such presence during fiscal year 2001. The other markets where the Company expects to build its existing presence in fiscal year 2001 include Atlanta, Georgia, Ohio, North and South Carolina and Western New York.

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

Menu

     The Roadhouse Grill menu features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. The Company's steaks and prime rib are aged both before and after being cut and trimmed. The menu features over sixty items, including 13 cuts of steak ranging from 6 oz. to 18 oz. In addition to grilled selections, the menu offers a wide variety of appetizers, sandwiches, salads and desserts, including signature items such as Roadhouse cheese wraps and a daily selection of homemade ice cream. Each entree is served with a choice of a house salad or caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf and homemade yeast rolls. Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Prices range from $5.79 to $17.29. From 11:00 a.m. to 3 p.m. Monday through Friday, in addition to its full menu, each Roadhouse Grill offers a selection of 19 "Lunch in a Rush" menu items ranging from charbroiled steak salad to hand-breaded chicken strips and french fries, all prepared to order quickly and priced at $7.29 or less.

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

     When the Company has built restaurants in existing buildings, construction has taken approximately 90 days to 120 days after required construction permits have been obtained. Construction of from-the-ground-up restaurants is a longer process and has generally ranged from 120 days to 180 days. The Company's experience to date has been that obtaining construction permits has generally taken from 30 days to 180 days. The Company engages outside general contractors for construction of its restaurants and expects to continue this practice for the foreseeable future.

Restaurant Design and Layout

     The Company's prototypical restaurant format is approximately 6,800 square feet with seating for approximately 260 guests. Roadhouse Grill restaurants range in size from 5,000 to 12,000 square feet with seating for approximately 190 to 398 guests. The Company uses a standardized design in constructing restaurants, with modifications made for each particular site. The Company is assisted by outside architects in the design of individual restaurants. The Company makes its standardized design available to its franchisees and has final right of approval on the design of each franchised restaurant.

     Roadhouse Grill, Inc. believes its restaurants have a comfortable atmosphere and are visually appealing with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. The typical interior also includes multi-level seating, a full-service bar, an exhibition grill and display kitchen. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. In addition to the public areas, each restaurant has a food preparation and storage area including a fully-equipped kitchen.

Restaurant Locations

The following table sets forth the location of Company-owned and franchised restaurants open as of April 30, 2000.

                                   Number of
                     Company-owned Restaurants in Operation

                                                                      Number of
        Location                                                     Restaurants
        --------                                                     -----------

        Florida..........................................................35

        Georgia  .........................................................6

        New York..........................................................6

        Louisiana.........................................................4

        South Carolina....................................................3

        Alabama...........................................................2

        Mississippi.......................................................2

        Ohio..............................................................7

        Arkansas..........................................................1

        Tennessee.........................................................1

        North Carolina....................................................5

        Total............................................................72

                                    Number of

                       Franchised Restaurants in Operation

                                                                      Number of
        Location                                                     Restaurants
        --------                                                     -----------

        Nevada............................................................2

        Malaysia..........................................................1

        Total.............................................................3

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

     Roadhouse Operating Company, LLC was not able to meet the development schedule under the Master Development Agreement which expired on October 31, 1999. The Company anticipates amending the Master Development Agreement and granting Roadhouse Operating Company, LLC an additional period of time to complete its development schedule.

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

     Roadhouse Grill Asia currently operates one franchised Roadhouse Grill restaurant. The Company is anticipating further development of restaurants under the Master Development Agreement in the foreseeable future. The franchisee has opened 2 more restaurants in the 1st quarter of fiscal year 2001.

     Roadhouse Grill Brazil. In 1999, the Company signed a Master Development Agreement for 8 restaurants in Brazil. The first unit opened in Brazilia, Brazil in June 2000.

Advertising and Marketing

     The Company attempts to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand-awareness and increase efficiencies in its marketing efforts. Roadhouse Grill, Inc. also utilizes television, radio and billboard advertising to promote its restaurants and build brand-awareness. In January 1999, the Company launched a 16-month advertising campaign that focuses on the "irreverent" or "rambunctious" behavior at Roadhouse Grill restaurants. The Company's motto is: "Roadhouse Grill...Eat, Drink and be Yourself." The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. For fiscal year 2000, advertising and marketing expense relating to Roadhouse Grill restaurants amounted to approximately 3.0% of total revenues.

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

     Roadhouse Grill restaurants generally operate with a general manager, a dining room manager, a kitchen manager and one or two assistant managers depending upon volume. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with Company standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 90 employees. The Company currently employs 16 area supervisors, each of whom is responsible for three to six restaurants. There are three regional directors, each of whom is responsible for four to six area supervisors. The three regional directors communicate daily with the Director of Operations and the Vice President of Operations.

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

Employees

     At April 30, 2000, the Company employed approximately 5,388 persons, of whom 4,948 were restaurant employees, 385 were restaurant management and supervisory personnel, and 55 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. No Company employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are generally satisfactory.

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

Item 2.   Properties

     As of April 30, 2000, all but 14 of the Company's restaurants were located in leased space. Initial lease expirations range from five to twenty years, with the majority of these leases providing renewal options extending the lease term. All of the Company's leases provide for a minimum annual rent, and several leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases which require the Company to pay the costs of insurance, taxes and a portion of the lessors' operating costs. The Company believes its facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for the present business needs of the Company.

     The Company purchased an office building in Pompano Beach, FL, which is approximately 30,000 square feet. The Company relocated its corporate functions to this facility in October 1999. The Company occupies approximately 17,000 square feet of the new facility and has signed an agreement to lease out the excess space on a short-term lease. Prior to October 1999, the Company leased approximately 8,000 square feet for its corporate offices in Ft. Lauderdale, Florida. The lease had expired in September 1998, and the Company had been on a month-to-month rental since that time.

Item 3.  Legal Proceedings

     On May 3, 2000 the Company issued a press release in which it announced that an independent committee of the Board of Directors had proposed a tender offer purchase price of $7.00. On May 3, 2000, a shareholder of the Company filed a class representation complaint with the Circuit Court of the 17th Judicial Circuit in Broward County, Florida. The complaint names the Company, Vincent Tan, Ayman Sabi, Philip Friedman, Phillip Ratner, Alain K.K. Lee and Berjaya Group (Cayman) Limited ("Berjaya") as defendants. The complaint relates to a proposed going private transaction involving a tender offer by the Company. The class action suit claims that $7.00 is not a fair price, and alleges that Berjaya and the individual defendants are breaching their fiduciary duties to Company's shareholders. The plaintiff seeks an injunction, costs and disbursements of the action, including reasonable attorneys and experts fees, and in the event the tender offer is consummated, rescission of the offer and damages. Based on the condition of the retail financing environment and the increase in interest rates, the Company has decided to postpone the tender offer. The Company believes that the lawsuit is without merit.

     The Company is a party to certain other legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, in the opinion of the Company, based on review by legal counsel, any resulting liability will not have a material adverse effect on the Company's financial position or results of operations or its business.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no maters submitted for a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     Market Information

     As of July 28, 2000, the Company's authorized and issued common equity consists of 9,708,741 shares of common stock, par value $.03 per share.

     The common stock of the Company has been traded on the Nasdaq National Market System since the Company's initial public offering on November 26, 1996 under the symbol "GRLL".

     The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq National Market:

                                           High                 Low
                                           ----                 ---

            Fiscal 1999
            -----------

            First Quarter                 $6.31                $4.19
            Second Quarter                 5.13                 2.75
            Third Quarter                  6.25                 3.63
            Fourth Quarter                 6.19                 4.25

            Fiscal 2000
            -----------

            First Quarter                  6.88                 5.75
            Second Quarter                 6.25                 5.00
            Third Quarter                  6.19                 3.69
            Fourth Quarter                 5.88                 3.88

            Fiscal 2001
            -----------

            First Quarter                  6.1875               4.00
            Through July 28, 2000

On July 28, 2000, the last reported sales price of the common stock on the Nasdaq National Market was $4.6875.

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

      Shareholders

     As of April 30, 2000, there were 65 shareholders of record of the Company's common stock. The Company believes a certain portion of the Company's outstanding common stock may be held of record in broker "street name" for the benefit of individual investors.

Item 6.  Selected Financial Data

     The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                    ($ in thousands, except per share data)

                                                                                               (Unaudited)
                                                                                     17 Weeks    17 Weeks
                                                                       (Unaudited)    Ended       Ended
                                                 Fiscal       Fiscal      Fiscal    April 26,   April 27,     Fiscal       Fiscal
                                                  2000         1999        1998        1998        1997        1997         1996
                                               ----------  ----------  ----------  ----------  ----------  -----------  -----------
Statement of Operations Data:

Total revenues                                 $  148,495  $  120,681  $  100,194  $   37,684  $   30,285  $    92,795  $   62,433

Cost of restaurant sales:
      Food and beverage                            48,710      39,505      33,065      12,130      10,056       30,991      21,382
      Labor and benefits                           43,201      33,897      29,232      10,340       8,957       27,849      19,748
      Occupancy and other                          29,879      23,776      19,938       7,856       5,495       17,577      12,747
      Pre-opening expenses                          2,387       1,318       1,822         520         719        2,021       1,027
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
           Total cost of restaurant sales         124,177      98,496      84,057      30,846      25,227       78,438      54,904

Depreciation and amortization                       8,510       7,351       5,672       2,145       1,454        4,981       3,136
General and administrative expenses                 8,241       6,766       6,645       2,210       1,773        6,208       4,471
Impairment of long-lived assets                        --          --       1,120          --          --        1,120          --
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
          Total operating expenses                140,928     112,613      97,494      35,201      28,454       90,747      62,511
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------

Operating income                                    7,567       8,068       2,700       2,483       1,831        2,048         (78)

Other income (expense):
      Interest expense, net                        (2,301)     (2,210)     (1,924)       (719)       (347)      (1,552)     (1,296)
      Equity in income (loss) of affiliates            --          (3)         90          57          29           62         206
      Other, net                                       --         386         314         119         110          320         278
      Loss on sale of investment in affiliate          --          --        (611)         --          --         (611)         --
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
           Total other (expense)                   (2,301)     (1,827)     (2,131)       (543)       (208)      (1,781)       (812)
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
           Income (loss) before income
              taxes and cumulative effect of
              change in accounting principle        5,266       6,241         569       1,940       1,623          267        (890)
           Income tax expense                         801         233         216          81          40          175          --
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
           Income (loss) before cumulative
              change in accounting principle        4,465       6,008         353       1,859       1,623           92        (890)
           Cumulative effect of change in
             accounting principle (net of
             tax benefit of $269)                    (953)         --          --          --          --           --          --
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
Net income (loss)                              $    3,512  $    6,008  $      353  $    1,859  $    1,583  $        92  $     (890)
                                               ==========  ==========  ==========  ==========  ==========  ===========  ==========

Basic net income (loss) per common share:
      Basic income before cumulative
      effect of change in accounting principle $     0.46  $     0.63  $     0.04  $     0.20  $     0.17  $      0.01  $    (0.18)
      Cumulative effect of change in
         accounting principle                       (0.10)         --          --          --          --           --          --
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
Basic net income (loss) per common share:      $     0.36  $     0.63  $     0.04  $     0.20  $     0.17  $      0.01  $    (0.18)
                                               ==========  ==========  ==========  ==========  ==========  ===========  ==========

Diluted net income (loss) per common share:
      Diluted income before cumulative
         effect of change in accounting
         principle                             $     0.46  $     0.62  $     0.04  $     0.20  $     0.17  $      0.01  $    (0.18)
      Cumulative effect of change in
         accounting principle                       (0.10)         --          --          --          --           --          --
                                               ----------  ----------  ----------  ----------  ----------  -----------  ----------
Diluted net income (loss) per common share     $     0.36  $     0.62  $     0.04  $     0.20  $     0.17  $      0.01  $    (0.18)
                                               ==========  ==========  ==========  ==========  ==========  ===========  ==========

Weighted average common shares outstanding      9,708,741   9,536,631   9,305,408   9,305,408   9,305,408    9,305,408   4,909,894
                                               ==========  ==========  ==========  ==========  ==========  ===========  ==========

Weighted average common shares and
share equivalents outstanding-assuming
dilution                                        9,792,019   9,668,469   9,315,139   9,326,642   9,315,307    9,305,408   4,909,894
                                               ==========  ==========  ==========  ==========  ==========  ===========  ==========

                                                    ($ in thousands, except per share data)

                                                                                                (Unaudited)
                                                                                     17 Weeks     17 Weeks
                                                                        (Unaudited)   Ended        Ended
                                                  Fiscal       Fiscal     Fiscal     April 26,   April 27,      Fiscal     Fiscal
                                                   2000         1999       1998        1998         1997         1997       1996
                                                ---------    ---------   ---------   --------    ---------    ---------  ---------
Balance Sheet Data:
Working capital (deficit)                       $ (15,931)   $ (5,586)   $ (5,864)   $ (5,864)   $ (10,776)   $ (5,886)   $ (5,605)
Total assets                                      105,312      91,283      80,109      80,109       67,943      75,432      67,335
Long-term debt and due to related parties,
   including current portion                       25,661      19,505      19,095      19,095       12,850      18,115      13,657
Obligations under capital leases,
   including current portion                        6,479      11,933       7,542       7,542        4,186       7,908       4,271
Total shareholders' equity                      $  54,189    $ 50,677    $ 43,154    $ 43,154    $  42,705    $ 41,295    $ 41,100

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name "Roadhouse Grill." The Company was founded in 1992 and opened its first restaurant in 1993. As of April 30, 2000, there were 72 Company-owned and three franchised Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, Ohio, North Carolina, South Carolina and Tennessee. Of the 72 Company-owned restaurants open as of April 30, 2000, 35 are situated in Florida. One of the franchised restaurants is located in Kuala Lumpur, capital city of Malaysia.

     The Company's revenues are derived primarily from the sale of food and beverages. In fiscal year 2000, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 89% and 11%, respectively, of total restaurant sales in fiscal year 2000, respectively. Franchise and management fees during fiscal year 1999 accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed. During the first quarter of fiscal year 2000, the Company adopted the provisions of Statement of Position 98-5."Reporting for the Costs of Start-up Activities", which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The cumulative effect of the change was $953,000, net of taxes. Pre-opening costs consist of direct costs related to hiring and training the initial work force and other direct costs associated with opening a new restaurant. During fiscal year 2000, pre-opening costs incurred in connection with the opening of 15 Company-owned restaurants averaged approximately $130,000.

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

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

     The average cash investment of the 56 Company-owned Roadhouse Grill restaurants open the entire 53 weeks in fiscal year 2000 was approximately $1.4 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 14 restaurant sites owned by the Company was approximately $902,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $99,000 per site. The Company expects that the average cash investment required to open new restaurants in fiscal year 2001, excluding land and pre-opening costs, will be approximately $1.2 million to $1.6 million, depending upon whether the Company converts an existing building or constructs a ground-up restaurant.

     In August 1996, the Company entered into an agreement to purchase the remaining 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company that owned the Kendall restaurant, from the joint venture partners for a purchase price of $2.3 million. The purchase price was to be paid from the proceeds of the Initial Public Offering ("IPO") completed by the Company in November 1996, in which 2,500,000 shares were sold at $6.00 per share. During the first quarter of 1997, the agreement was amended as follows: the purchase price was changed to $1.8 million with a deposit of $400,000 paid in January 1997, and the remaining $1.4 million payable by December 31, 1997 when the acquisition was expected to be closed and consummated. Subsequent to December 1997, the Company negotiated the price down to $1.6 million and completed the purchase on August 14, 1998. The Company accounted for this transaction using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill and is being amortized over 16 years.

     In December 1996, the Company purchased from an unaffiliated third party a 50% interest in Boca Roadhouse, L.C., a limited liability company that owned the Boca Raton, Florida, Roadhouse Grill restaurant ("Boca"). Prior to the acquisition, the restaurant had been a franchise managed by the Company under a management agreement. In December 1997, operations at Boca were discontinued and the Company sold its interest in Boca to Boca Raton Roadhouse Grill, L.L.C., recognizing a loss of $611,000.

Results of Operations

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.


                                                                                             17 Weeks     17 Weeks
                                                                                               Ended        Ended
                                                        Fiscal       Fiscal       Fiscal      April 26,    April 27,     Fiscal
                                                         2000         1999         1998         1998         1997         1997
                                                        ------       ------       ------       ------       ------       ------
Statements of Operations Data:

Total revenues                                           100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of Company restaurant sales:
   Food and beverage                                      32.8         32.7         33.0         32.2         33.2         33.4
   Labor and benefits                                     29.1         28.1         29.2         27.4         29.6         30.0
   Occupancy and other                                    20.1         19.7         19.9         20.8         18.1         18.9
   Pre-opening expenses                                    1.6          1.1          1.8          1.4          2.4          2.2
                                                        ------       ------       ------       ------       ------       ------
      Total cost of Company restaurant sales              83.6         81.6         83.9         81.8         83.3         84.5
Depreciation and amortization                              5.7          6.1          5.7          5.7          4.8          5.4
General and administrative                                 5.5          5.6          6.6          5.9          5.9          6.7
Impairment of long-lived assets                             --           --          1.1           --           --          1.2
                                                        ------       ------       ------       ------       ------       ------
   Total operating expenses                               94.9         93.3         97.3         93.4         94.0         97.8
   Operating income (loss)                                 5.1          6.7          2.7          6.6          6.0          2.2
Total other (expense)                                     (1.5)        (1.5)        (2.1)        (1.4)        (0.7)        (1.9)
                                                        ------       ------       ------       ------       ------       ------

Income (loss) before taxes and cumulative
  effect of change in accounting principle                 3.5          5.2          0.6          5.2          5.4          0.3
Income tax expense                                         0.5          0.2          0.2          0.2          0.1          0.2
                                                        ------       ------       ------       ------       ------       ------
Income (loss) before cumulative effect of
  change in accounting principle                           3.0          5.0          0.4          4.9          5.2          0.1
Cumulative effect of change in accounting
  principle (net of tax benefit of $269)                  (0.6)          --           --           --           --           --
                                                        ------       ------       ------       ------       ------       ------
Net income (loss)                                          2.5%         5.0%         0.4%         5.0%         5.3%         0.1%
                                                        ======       ======       ======       ======       ======       ======

Restaurant Data:

Company-owned restaurants:
   Beginning of period                                      56           44           34           42           31           31
   Opened                                                   15           12           10            2            3           11
   Termination of Licensed Restaurant                        1            0            0            0            0            0
                                                        ------       ------       ------       ------       ------       ------
   End of period                                            72           56           44           44           34           42
Franchised restaurants                                       3            3            3            3            3            3
Licensed restaurants                                         0            1           --           --           --           --
                                                        ------       ------       ------       ------       ------       ------
Total restaurants                                           75           60           47           47           37           45
                                                        ======       ======       ======       ======       ======       ======

     Fifty-Three Weeks Ended April 30, 2000 ("Fiscal Year 2000") Compared to the Fifty-Two Weeks Ended April 25, 1999 ("Fiscal Year 1999")

     Restaurants open. At April 30, 2000 there were 72 Company-owned restaurants open, including the Kendall Roadhouse Grill ("Kendall") restaurant and the North Palm Beach Roadhouse Grill ("North Palm Beach") restaurant. On July 12, 1999, the Company terminated its licensing agreement for North Palm Beach and began operating the location as a Company-owned restaurant. At April 25, 1999, there were 56 Company-owned restaurants, including the Kendall restaurant. On August 14, 1998 the Company purchased the remaining 50% equity interest outstanding in Kendall. The 15 new restaurants opened during fiscal year 2000 represent a 28.6% increase in the number of Company-owned restaurants from the end of fiscal year 1999 to the end of fiscal year 2000.

     Total revenues. Total revenues increased $27.8 million, or 23.0%, to $148.5 million for fiscal year 2000 from $120.7 million for fiscal year 1999. This increase is primarily attributable to sales generated at the 15 new restaurants opened by the Company since the end of fiscal year 1999 and the full year operations of the 12 new restaurants opened in fiscal year 1999 that were open and operating only partially during fiscal year 1999. At the end of fiscal year 2000, the Company operated 35 Company-owned restaurants in Florida. A restaurant is considered comparable after its first 18 months of operation.

     Food and beverage. Food and beverage costs increased $9.2 million, or 23.3%, during fiscal year 2000 to $48.7 million from $39.5 million in fiscal year 1999. The increase is primarily attributable to the opening and operating of 15 new restaurants since the end of fiscal year 1999 and the full year of operations of the 12 new restaurants opened in fiscal year 1999 that were open and operating only partially during that fiscal year. As a percentage of total revenues, food and beverage costs were comparable for both periods presented.

     Labor and benefits. Labor and benefits costs increased $9.3 million to $43.2 million in fiscal year 2000, or 27.4%, from $33.9 million in fiscal year 1999. The increase is primarily due to the operation of 15 new restaurants opened since the end of the fiscal year 1999 as well as the full year of operations of the 12 restaurants opened during fiscal year 1999 that were open and operating only partially during that fiscal year. However, as a percentage of sales, labor and benefits costs increased by 1.0 percentage points to 29.1% for fiscal year 2000 from 28.1% for fiscal year 1999. This increase is primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

     Occupancy and other. Occupancy and other costs increased $6.1 million to $29.9 million in fiscal year 2000, or 25.7%, from $23.8 million in fiscal year 1999. The increase is primarily due to the operation of 15 new restaurants opened since the end of fiscal year 1999 and the full year of operations of the 12 new restaurants opened during fiscal year 1999 that were open and operating only partially during that fiscal year. As a percentage of sales, occupancy and other costs increased by 0.4 percentage points to 20.1% for fiscal year 2000 from 19.7% for fiscal year 1999. The increase in occupancy and other costs as a percentage of total revenues was primarily due to an increase in marketing and advertising costs in fiscal year 2000. As a percentage of total revenues, marketing and advertising costs decreased to 3.0% in fiscal year 2000 compared to 3.3% of total revenues in fiscal year 1999.

     Pre-opening expenses. Pre-opening amortization increased $1.1 million to $2.4 million in fiscal year 2000, or 81.1%, from $1.3 million in fiscal year 1999. The increase is associated with the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the fiscal year 2000 first quarter. Pre-opening expenses in fiscal year 2000 were primarily costs associated with the opening of fifteen new restaurants during the year.

     Depreciation and amortization. Depreciation and amortization increased $1.2 million to $8.5 million in fiscal year 2000, or 15.8%, from $7.4 million in fiscal year 1999. The increase is primarily due to the operation of 15 new restaurants opened since the end of fiscal year 1999 and the full year of operations of the 12 new restaurants opened in fiscal year 1999 that were open and operating only partially during that fiscal year. As a percentage of sales, depreciation and amortization decreased by 0.4 percentage points to 5.7% for fiscal year 2000 from 6.1% for fiscal year 1999.

     General and administrative. General and administrative costs increased $1.5 million to $8.2 million in fiscal year 2000, or 21.8%, from $6.8 million in fiscal year 1999. As a percentage of sales, general and administrative costs were comparable for both periods presented.

     Total other income (expense). Total other income (expense) increased $474,000 in expense to $2.3 million in fiscal year 2000, or 25.9%, from $1.8 million in fiscal year 1999. The increase is due to additional interest expense on additional debt incurred due to the development and opening of 15 new restaurants since the end of fiscal year 1999.

     Income tax. In the prior years, the Company maintained a valuation allowance that offset a portion of its net deferred tax assets. Based on the Company's recent history of operating profits, management reversed 100% of its valuation allowance into income during fiscal year 2000. The reduction in income taxes caused by the reversal of the valuation allowance was offset by increased taxable income during fiscal year 2000. Management believes that it is more likely than not that all of its deferred tax assets will be realized in the future.

     Fifty-Two Weeks Ended April 25, 1999 ("Fiscal Year 1999") Compared to the Fifty-Two Weeks Ended April 26, 1998 ("Fiscal Year 1998")

     Restaurants open. At April 25, 1999 there were 56 Company-owned restaurants open, including the Kendall restaurant. On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At April 26, 1998, there were 44 Company-owned restaurants, excluding Kendall and the Boca restaurant, which were owned by limited liability companies in which the Company held 50% ownership interest. (In December 1997, the Company sold its ownership interest in Boca). The 12 new restaurants opened during fiscal year 1999 represent a 27.3% increase in the number of Company-owned restaurants from the end of fiscal year 1998 to the end of fiscal year 1999.

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

     Pre-opening expense. Pre-opening expenses decreased $504,000 to $1.3 million in fiscal year 1999, or 27.7%, from $1.8 million in fiscal year 1998. The decrease is primarily due to lower expenditures on pre-opening costs for new restaurants during fiscal year 1999 than was expended on pre-opening costs for restaurants opened in fiscal year 1998.

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

     17 Weeks Ended April 26, 1998 ("Stub Period 1998") Compared to the 17 Weeks Ended April 27, 1997 ("Stub Period 1997")

     Restaurants open. At April 26, 1998, there were 44 Company-owned restaurants in operation, excluding Kendall. At April 27, 1997, there were 34 Company-owned restaurants, excluding Kendall and Boca. (In December 1997, the Company sold its ownership interest in the limited liability company which owned Boca.) This represented a 29.4% increase in the number of Company-owned restaurants.

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

     As of April 30, 2000, the Company has obtained sale-leaseback credit facilities from Franchise Finance Corporation of America ("FFCA"). This sale-leaseback credit facility is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The credit facility with CNL Fund Advisors, Inc. ("CNL") expired in January 2000. The Company is in the process of securing additional sale-leaseback credit facilities with CNL. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced.

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

     The Company's capital expenditures aggregated approximately $32.7 million and $14.6 million in fiscal year 2000 and 1999, respectively, primarily for new restaurant expansion.

     The Company plans to open approximately 15 new Company-owned Roadhouse Grill restaurants in fiscal year 2001. The development costs for a restaurant may increase substantially when the Company purchases or leases land for the building site and constructs a restaurant from the ground-up. The average cash investment for the 15 new restaurants opened during fiscal year 2000 was approximately $3.9 million for units in remodeled buildings (3 units) and approximately $18.5 million for from-the-ground-up units constructed (12 units). This average cash investment includes building structures (where applicable), building or leasehold improvements, and equipment and fixtures, but excludes land and pre-opening costs. Costs for land, if purchased, have ranged from approximately $550,000 to $1.2 million per site. The Company has estimated capital expenditures to be approximately $22.5 million to $30 million in fiscal year 2001. Actual capital needs could vary significantly depending on the number of restaurants the Company develops through the lease of space in existing buildings as compared to the purchase or lease of building sites and the construction of from-the-ground-up restaurants. The Company expects that in fiscal year 2001, a greater percentage of restaurant development will come through the purchase or lease of building sites and construction of ground-up units compared to prior years, and therefore the Company's average cash investment in new unit development will be somewhat greater than in prior years.

     The Company expects that funds available to it under existing sale-leaseback credit facilities as well as other sale-leaseback credit facilities secured along with cash flows from restaurant operations and equipment financing will fund planned expansion through fiscal year 2001. The Company will require additional capital to carry out its current expansion plans beyond fiscal year 2001. Various factors, however, could cause the Company to use capital more rapidly than planned. These factors include increased expansion, an increased number of restaurants developed through the purchase or lease of a building site and the construction of a restaurant from-the-ground-up rather than through leased space, and decreased cash flows from existing or new restaurants. Although to date the Company has developed each of its restaurants individually, it may in the future consider expansion through the acquisition of groups of existing restaurants (including restaurants owned by its franchisees). In that case, the Company might use capital more rapidly than expected. If the Company uses capital more rapidly than expected and/or fails to obtain the additional required capital through some type of financing, it would reduce future planned expansion, particularly beyond fiscal year 2001.

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($15.9 million at April 30, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

         In fiscal year 2000 the Company operated on a fifty-three week fiscal year in which the fourth quarter consisted of fourteen weeks. The Company's Roadhouse Grill restaurants have generally experienced higher average sales in third and fourth quarters ("Winter Months"). As a result, operating income and net income margins have been and are expected to continue to be higher in each of those quarters than in the first and second quarters ("Summer Months"). As a general rule, the restaurant industry as a whole experiences higher averge sales, operating and net income in the Winter Months as opposed to the Summer Months. At April 30, 2000, of the 72 Company-owned restaurants in operation, 35 are located in Florida which has a significant influx of tourists during the Winter Months, thus increasing the Company's sales, operating and net income during that period. Because of the tremendous amount of tourism in Florida, if tourism declines from one year to the next, it could have a significant impact on the Company's sales, operating and net income during the Winter Months.

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

            To date, the Company's primary development has been focused in areas of the southeastern United States that enjoy more moderate climates than other regions of the country. During the last several fiscal years, however, the Company developed a limited number of Roadhouse Grill restaurants in the Midwest and Northeast. The Company's current plans call for a substantial increase in development of restaurants in the Midwest and Northeast. Climates in these regions are less mild and harsh weather conditions (primarily in winter and late fall) have in the past, and could in the future, adversely affect the performance of restaurants in these regions and the Company as a whole.

Year 2000 Issue

     The principal Year 2000 issue was whether previously written software applications and operating programs would properly recognize dates beginning in the Year 2000. As of April 30, 2000, the Company has not experienced any significant information technology systems issues or any material adverse impact on the Company's results of operations, financial condition or cash flows as a result of the Year 2000.

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

Impact of Recent Accounting Pronouncements

     The Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") during fiscal year 2000. SOP 98-1 provides guidance in determining capitalizable costs incurred in connection with the development or acquisition of internal use software. SOP 98-1 states that certain costs incurred during the "Application Development Stage," (design of chosen path, coding, installation to hardware, and testing) be capitalized. These costs include external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with SFAS Statement No. 34, "Capitalization of Interest Costs." Initial application was at the beginning of the fiscal year and applied to costs incurred for all projects during the current fiscal year, including projects in progress upon initial application of SOP 98-1. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements and notes thereto.

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. Thereafter, all such cost are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

     On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The implementation of FIN 44 did not have a material impact on the Company's consolidated financial statements and notes thereto.

Item 8.  Financial Statements and Supplementary Data

     See "Index to Financial Statements" on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by Item 10 is or will be set forth in the definitive proxy statement relating to Roadhouse Grill's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 11. Executive Compensation

     The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to Roadhouse Grill's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to Roadhouse Grill's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Item 13. Certain Relationships and Related Transactions

     The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to Roadhouse Grill's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

                                     PART IV

Item 14. Financial Statements and Exhibits

(a)  List of documents filed as part of this report:

     1.   Consolidated Financial Statements

          The Consolidated Financial Statements are listed in the accompanying "Index to Financial Statements" on Page F-1.

     2.   Financial Statement Schedules

          Financial Statement Schedules are listed in the accompanying "Index to Financial Statements" on Page F-1.

     3.   Exhibits

          The exhibits filed with or incorporated by reference in this report are as follows:

The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1* Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 26, 1996, as amended (the "Registration Statement")).

3.2* Bylaws of the Company (Exhibit 3.2 to the Company's Registration
Statement).

10.1* Form of the Company's Development Agreement (Exhibit 10.2 to the Registration Statement).

10.3* Form of the Company's Stock Option Agreement (Exhibit 10.5 to the Registration Statement).

10.4* Sub-Lease Agreement, dated July 31, 1995, between Equitable Real Estate Investment, Inc., Compass management and Leasing, Inc. and the Company., for property located at 6600 N. Andrews Ave., Ste. 160, Ft. Lauderdale, Florida 33309 (Exhibit 10.6 to the Registration Statement).

10.5* Assignment and Assumption Agreement, dated March 15, 1995, between Roadhouse Waterway, inc. and Roadhouse Grill Commercial, Inc., for property located in Fort Lauderdale, Florida (lease of restaurant premises) (Exhibit 10.7 to the Registration Statement).

10.6* Lease Agreement, dated April 26, 1994, between Piccadilly Cafeterias, Inc. and the Company, for property located in Winter Park, Florida (lease of restaurant premises) (Exhibit 10.8 to the Registration Statement).

10.7* Ground Lease, dated May 25, 1995, between Bruno, Inc. and the Company, for property located in Sandy Springs, Georgia (lease of restaurant premises) (Exhibit 10.9 to the Registration Statement).

10.8* Lease, dated April 17, 1995, between Captec Net Lease Realty, Inc. and New York Roasters, for property located in Cheektowaga, New York (lease of restaurant premises, assumed by the Company) (Exhibit 10.10 to the Registration Statement).

10.9* Operating Agreement dated April 28, 1994, of Kendall Roadhouse Grill, L.C. (Exhibit 10.11 to the Registration Statement).

10.10* Management Agreement, dated November 8, 1994, between Boca Roadhouse, Inc and the Company (Exhibit 10.12 to the Registration Statement).

10.11* 1994 Registration Rights Agreement, dated February 10, 1994 (Exhibit
10.19 to the Registration Statement).

10.12* Amendment to 1994 Registration Rights Agreement, dated June 8, 1994 (Exhibit 10.20 to the Registration Statement).

10.13* Amendment to 1994 Registration Rights Agreement, dated July 26, 1996 (Exhibit 10.21 to the Registration Statement).

10.14* Stock Option Agreement, dated February 10, 1994, between the Company and
J. David Toole III (Exhibit 10.22 to the Registration Statement).

10.15* Purchase and Sale Agreement, dated August 30, 1996, between Roadwear, Inc. and the Company, relating to the Kendall restaurant (Exhibit 10.28 to the Registration Statement).

10.16* Promissory note, dated August 16, 1996, made by the Company in favor of Berjaya (Exhibit 10.30 to the Registration Statement).

10.17* Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (Exhibit 10.31 to the Registration Statement).

10.18* Lease Transfer and Assumption Agreement for equipment used in New York Roadhouse Grill restaurant, dated March 29, 1995, assumed by the Company (Exhibit 10.32 to the Registration Statement).

10.19* Amended and Restated 1994 Stock Option Plan (Exhibit 10.37 to the Registration Statement).

10.20* Stock Purchase Agreement dated May 26, 1995 between the Company and the several purchasers named in Schedule I (Exhibit 10.38 to the Registration Statement).

10.21* Investment Agreement, dated October 25, 1995 between Berjaya and the Company (Exhibit 10.39 to the Registration Statement).

10.22* Stock Option Agreement between the Company and J. David Toole III, dated October 24, 1996 (Exhibit 10.41 to the Registration Statement).

10.23* Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

10.24* Severance Agreement dated July 29, 1997, between the Company and John David Toole III (Exhibit 4.8 to the Company's Registration Statement on Form S-8 dated August 19, 1997).

10.25* Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated September 12, 1997(Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

10.26* Mortgage and Security Agreement by and between the Company and Finova Capital Corporation, dated September 5, 1997(Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

10.27* Promissory Note, dated September 5, 1997, made by the Company in favor of Finova Capital Corporation(Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

10.28* Agreement for Purchase and Sale of Membership Interest in Boca Roadhouse, L.C., a limited liability company, dated December 15, 1997 (Exhibit 10.47 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 28,
1997).

10.29* Roadhouse Grill, Inc. Deferred Compensation Plan. Effective June 3, 1997 (Exhibit 10.48 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997).

10.30* Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited (Exhibit 10.49 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997).

10.31* Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (Exhibit 10.50 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997).

10.32* Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated March 27, 1998 (Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1999).

10.33* Promissory Note, dated March 27, 1998, made by the Company in favor of Finova Capital Corporation (Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1999).

10.34* Roadhouse Grill, Inc. 1998 Omnibus Stock Option Plan, effective July 1, 1998 (Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

10.35* Lease Agreement by and between the Company and FFCA Acquisition Corporation, dated August 19, 1998 (Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

10.36* Lease Agreement and Construction Addendum by and between the Company and CNL APF Partners, L.P., dated September 15, 1998 (Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

10.37* Master Security Agreement and Schedule No. 1 by and between the Company and Pacific Financial Company, dated January 14, 1999 (Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 24,
1999).

10.38* Revolving Loan Agreement with FINOVA Capital Corporation (Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 1999).

10.39* Promissory Note with First Union National Bank (Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 24,
1999).

21.1 - Subsidiaries of the Registrant

27   - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K:

     The Company filed no reports on Form 8-K during the period covered by this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31th day of July, 2000.

                                                  ROADHOUSE GRILL, INC.

                                                  By: /s/ Ayman Sabi
                                                  ------------------------
                                                      Ayman Sabi
                                                      President, Chief Executive
                                                      Officer
                                                      and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signatures                            Title                                             Date
               ----------                            -----                                             ----
      /s/ Ayman Sabi                                 President, Chief Executive                   July 31, 2000
      ----------------------------                   Officer and Director
      Ayman Sabi                                     (Principal Executive Officer)

      /s/ Ayman Sabi                                 Acting Chief Financial Officer               July 31, 2000
      ----------------------------                   (Principal Financial Officer
      Ayman Sabi                                     and Principal Accounting Officer)

      /s/ Vincent Tan                                Chairman of the Board                        July 31, 2000
      ----------------------------                   of Directors
      Vincent Tan

      /s/ Philip Friedman                            Director                                     July 31, 2000
      ----------------------------
      Philip Friedman

      /s/ Phillip Ratner                             Director                                     July 31, 2000
      ----------------------------
      Phillip Ratner

      /s/ Alain K.K. Lee                             Director                                     July 31, 2000
      ----------------------------
      Alain K.K. Lee


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Independent Auditors' Report..............................................................................        F-2

Consolidated Balance Sheets as of April 30, 2000 and April 25, 1999.......................................        F-3

Consolidated Statements of Operations for the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two Weeks
      Ended April 25, 1999, the Seventeen Weeks Ended April 26, 1998, and the Fifty-Two Weeks Ended
      December 28, 1997...................................................................................        F-4

Consolidated Statements of Changes in Shareholders' Equity for the Fifty-Three Weeks Ended April 30, 2000,
      the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks Ended April 26, 1998, and the Fifty-Two
      Weeks Ended December 28, 1997.......................................................................        F-5

Consolidated Statements of Cash Flows for the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two Weeks
      Ended April 25, 1999, the Seventeen Weeks Ended April 26, 1998, and the Fifty-Two Weeks Ended
      December 28, 1997...................................................................................        F-6

Notes to Consolidated Financial Statements................................................................        F-7

                          Independent Auditors' Report

The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying consolidated balance sheets of Roadhouse Grill, Inc. and subsidiaries as of April 30, 2000 and April 25, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fifty-three weeks ended April 30, 2000, the fifty-two weeks ended April 25, 1999, the seventeen weeks ended April 26, 1998 and the fifty-two weeks ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. and subsidiaries as of April 30, 2000 and April 25, 1999 and the results of their operations and their cash flows for the fifty-three weeks ended April 30, 2000, the fifty-two weeks ended April 25, 1999, the seventeen weeks ended April 26, 1998 and the fifty-two weeks ended December 28, 1997 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

June 16, 2000
Miami, Florida

                              ROADHOUSE GRILL, INC.
                           Consolidated Balance Sheets
                        April 30, 2000 and April 25, 1999

                     ($ in thousands, except per share data)

                                                                                                       April 30,           April 25,
                                                                                                         2000                 1999
                                                                                                       --------             --------
                                 Assets
Current assets:
  Cash and cash equivalents ..............................................................             $    378             $    975
  Accounts receivable ....................................................................                1,026                1,279
  Inventory ..............................................................................                1,622                1,181
  Pre-opening costs, net .................................................................                   --                1,222
  Deferred tax assets, net ...............................................................                  431                  573
  Prepaid expenses .......................................................................                2,127                  992
                                                                                                       --------             --------
     Total current assets ................................................................                5,584                6,222

Note receivable ..........................................................................                   84                  167
Property & equipment, net ................................................................               92,469               77,821
Intangible assets, net of accumulated amortization of $386
  and $227 at April 30, 2000 and April 25, 1999, respectively ............................                2,276                2,031
Deferred tax assets, net .................................................................                1,678                1,697
Other assets .............................................................................                3,221                3,345
                                                                                                       --------             --------

      Total assets .......................................................................             $105,312             $ 91,283
                                                                                                       ========             ========
                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .......................................................................             $ 11,666             $  4,692
  Accrued expenses .......................................................................                7,317                4,476
  Current portion of long-term debt ......................................................                1,252                1,047
  Current portion of capital lease obligations ...........................................                1,280                1,593
                                                                                                       --------             --------
      Total current liabilities ..........................................................               21,515               11,808

Long-term debt ...........................................................................               24,409               18,458
Capital lease obligations ................................................................                5,199               10,340
                                                                                                       --------             --------
     Total liabilities ...................................................................               51,123               40,606

Shareholders' equity:
  Common stock $0.03 par value. Authorized 30,000,000 shares;
      issued and outstanding 9,708,741 shares as of
      April 30, 2000 and April 25, 1999...................................................                  291                  291
  Additional paid-in capital .............................................................               50,039               50,039
  Retained earnings ......................................................................                3,859                  347
                                                                                                       --------             --------
      Total shareholders' equity .........................................................               54,189               50,677
      Total liabilities and shareholders' equity .........................................             $105,312             $ 91,283
                                                                                                       ========             ========

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      Consolidated Statements of Operations
       For the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two Weeks
       Ended April 25, 1999, the Seventeen Weeks Ended April 26, 1998, and
                   the Fifty-Two Weeks Ended December 28, 1997

                     ($ in thousands, except per share data)

                                                                April 30, 2000   April 25, 1999   April 26, 1998  December 28, 1997
                                                                --------------   --------------   --------------  -----------------
Total revenues ...............................................   $   148,495      $   120,681      $    37,684      $    92,795

Cost of restaurant sales:
   Food and beverage .........................................        48,710           39,505           12,130           30,991
   Labor and benefits ........................................        43,201           33,897           10,340           27,849
   Occupancy and other .......................................        29,879           23,776            7,856           17,577
   Pre-opening expenses ......................................         2,387            1,318              520            2,021
                                                                 -----------      -----------      -----------      -----------

   Total cost of restaurant sales ............................       124,177           98,496           30,846           78,438

Depreciation and amortization ................................         8,510            7,351            2,145            4,981
General and administrative ...................................         8,241            6,766            2,210            6,208
Impairment of long-lived assets ..............................            --               --               --            1,120
                                                                 -----------      -----------      -----------      -----------

   Total operating expenses ..................................       140,928          112,613           35,201           90,747
                                                                 -----------      -----------      -----------      -----------

   Operating income ..........................................         7,567            8,068            2,483            2,048

Other income (expense):
   Interest expense, net .....................................        (2,301)          (2,210)            (719)          (1,552)
   Equity in net income of affiliates ........................            --               (3)              57               62
   Other, net ................................................            --              386              119              320
   Loss on sale of investments in affiliate ..................            --               --               --             (611)
                                                                 -----------      -----------      -----------      -----------

        Total other expense ..................................        (2,301)          (1,827)            (543)          (1,781)
                                                                 -----------      -----------      -----------      -----------
        Income before taxes and cumulative
          effect of change in accounting principle ...........         5,266            6,241            1,940              267
Income tax expense ...........................................           801              233               81              175
                                                                 -----------      -----------      -----------      -----------
        Income before cumulative effect of
          effect of change in accounting principle ...........         4,465            6,008            1,859               92
Cumulative effect of change in accounting
  principle (net of tax benefit of $269) .....................          (953)              --               --               --
                                                                 -----------      -----------      -----------      -----------

Net Income ...................................................   $     3,512      $     6,008      $     1,859      $        92
                                                                 ===========      ===========      ===========      ===========
Basic net income per common share:
  Basic income before cumulative
    effect of change in accounting principle .................   $      0.46      $      0.63      $      0.20      $      0.01
  Cumulative effect of change in accounting principle.........         (0.10)              --               --               --
                                                                 -----------      -----------      -----------      -----------
Basic net income per common share ............................   $      0.36      $      0.63      $      0.20      $      0.01
                                                                 ===========      ===========      ===========      ===========
Diluted net income per common share:
  Diluted income before cumulative
    effect of change in accounting principle .................   $      0.46      $      0.62      $      0.20      $      0.01
  Cumulative effect of change in accounting principle ........         (0.10)              --               --               --
                                                                 -----------      -----------      -----------      -----------

Diluted net income per common share ..........................   $      0.36      $      0.62      $      0.20      $      0.01
                                                                 ===========      ===========      ===========      ===========

Weighted-average common shares outstanding ...................     9,708,741        9,536,631        9,305,408        9,305,408
                                                                 ===========      ===========      ===========      ===========
Weighted-average common shares and share
  equivalents outstanding - assuming dilution ................     9,792,019        9,668,469        9,326,642        9,305,408
                                                                 ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
           Consolidated Statements of Changes in Shareholders' Equity
    For the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two Weeks Ended
            April 25, 1999, the Seventeen Weeks Ended April 26, 1998
                 and the Fifty-Two Weeks Ended December 28, 1997

                                ($ in thousands)

                                                  Common Stock          Preferred Stock
                                             -----------------------   -----------------
                                                                                             Additional      Retained
                                             Shares          Amount    Shares     Amount   Paid-in-Capital   Earnings       Total
                                             ------          ------    ------     ------   ---------------   --------       -----
Balance December 29, 1996 ............      9,305,408      $     279      --      $  --      $  48,433      $  (7,612)   $  41,100
   Deferred compensation .............             --             --      --         --            103             --          103
   Net income ........................             --             --      --         --             --             92           92
                                            ---------      ---------   -----      -----      ---------      ---------    ---------

Balance December 28, 1997 ............      9,305,408            279      --         --         48,536         (7,520)      41,295
   Net income ........................             --             --      --         --             --          1,859        1,859
                                            ---------      ---------   -----      -----      ---------      ---------    ---------

Balance April 26, 1998 ...............      9,305,408            279      --         --         48,536         (5,661)      43,154
   Stock options exercised ...........          3,333             --      --         --             15             --           15
   Conversion of debt to equity.......        400,000             12      --         --          1,488             --        1,500
   Net income ........................             --             --      --         --             --          6,008        6,008
                                            ---------      ---------   -----      -----      ---------      ---------    ---------

Balance April 25, 1999 ...............      9,708,741             --      --         --         50,039            347       50,677
   Net income ........................             --             --      --         --             --          3,512        3,512
                                            ---------      ---------   -----      -----      ---------      ---------    ---------

Balance April 30, 2000 ...............      9,708,741      $     291      --      $  --      $  50,039      $   3,859    $  54,189
                                            =========      =========   =====      =====      =========      =========    =========

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      Consolidated Statements of Cash Flows
    For the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two Weeks Ended
            April 25, 1999, the Seventeen Weeks Ended April 26, 1998,
                 and the Fifty-Two Weeks Ended December 28, 1997

                                ($ in thousands)

                                                                        April 30,        April 25,        April 26,     December 28,
                                                                          2000             1999             1998            1997
                                                                          ----             ----             ----            ----
Cash flows from operating activities
   Net income ..................................................        $  3,512         $  6,008         $  1,859         $     92
   Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization .............................           8,510            8,669            2,665            7,002
     Provision for bad debt ....................................              83               --               --               --
     Deferred tax expense (benefit) ............................             161           (1,849)            (421)              --
     Non-cash compensation expense .............................              --               --               --              103
     Equity in net income (loss) of affiliate ..................              --                3              (57)             (62)
     Cumulative effect of change in accounting principle........           1,222               --               --               --
     Impairment of long-lived assets ...........................              --               --               --            1,120
     Loss on sale of restaurant.................................              --               --               --              611
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable.................             253           (1,037)             (80)              79
     (Increase) in inventory ...................................            (441)            (208)              (9)            (116)
     (Increase) in pre-opening costs ...........................              --           (1,573)            (383)          (1,618)
     (Increase) decrease in prepaid expenses ...................          (1,135)            (450)             273             (237)
     Decrease (increase) in other assets........................              35              247             (478)          (1,911)
     Increase (decrease) in accounts payable ...................           6,974             (166)           1,097           (1,486)
     Increase (decrease) increase in accrued expenses...........           2,840             (991)           1,108            1,361
                                                                        --------         --------         --------         --------
       Net cash provided by operating activities................          22,014            8,653            5,574            4,938
                                                                        --------         --------         --------         --------
Cash flows from investing activities
   Dividends received from affiliate ...........................              --               93               70               58
   Advances to affiliates, net .................................              --                9                9              (41)
   Payments for intangibles ....................................            (404)             (20)              (5)             (31)
   Acquisition of restaurant, net of cash acquired..............              --           (1,359)              --               --
   Note from related party for borrowed funds ..................              --               --           (1,000)              --
   Issuance of promissory note .................................              --               --             (100)              --
   Payment received from note from related party ...............              --            1,000               --               --
   Payment received from notes receivable ......................              --              128               26               75
   Proceeds from sale-leaseback transactions ...................           5,700            2,787               --            4,287
   Purchase of property and equipment ..........................         (32,694)         (14,592)          (5,595)         (15,193)
   Deposit on Kendall restaurant acquisition ...................              --               --               --             (400)
   Capital contribution to affiliate ...........................              --               --               --              (25)
                                                                        --------         --------         --------         --------
       Net cash used in investing activities ...................         (27,398)         (11,954)          (6,595)         (11,270)
                                                                        --------         --------         --------         --------
Cash flows from financing activities
   Repayment of amount due to related party ....................              --               --           (1,500)          (2,000)
   Proceeds from long-term debt ................................           7,196            2,651            2,880           15,000
   Repayment of long-term debt .................................          (1,039)            (741)            (171)          (8,542)
   Payments on capital lease obligations .......................          (1,370)          (1,204)            (366)            (650)
   Proceeds from issuance of common stock ......................              --               15               --               --
                                                                        --------         --------         --------         --------
       Net cash provided by financing ..........................           4,787              721              843            3,808
                                                                        --------         --------         --------         --------
(Decrease) in cash and cash equivalents ........................            (597)          (2,580)            (178)          (2,524)
Cash and cash equivalents at beginning of year .................             975            3,555            3,733            6,257
                                                                        --------         --------         --------         --------
Cash and cash equivalents at end of year .......................        $    378         $    975         $  3,555         $  3,733
                                                                        ========         ========         ========         ========
Supplementary disclosures:
   Interest paid ...............................................        $  2,782         $  2,532         $    809         $  2,215
                                                                        ========         ========         ========         ========
   Income taxes paid ...........................................        $    923         $  2,223         $     23         $    156
                                                                        ========         ========         ========         ========

Non-cash investing and financing activities:
     During, the fifty-three weeks ended April 30, 2000, the Company entered into four sale-leaseback transactions that have been accounted for as capital leases for real estate in the amount of $3.6 million. No gain or loss was deferred or recognized in connection with these transactions.

     During the fifty-two weeks ended April 25, 1999, the Company issued 400,000 shares of common stock to Berjaya Group (Cayman) Limited ("Berjaya"), the Company's majority shareholder. The transaction was consummated pursuant to approval by the Board of Directors to convert $1.5 million of debt outstanding into common stock at a price of $3.75 per share.

     During the fifty-two weeks ended April 25, 1999, the Company entered into four sale-leaseback transactions that have been accounted for as capital leases for real estate in the amount of $3.8 million. No gain or loss was deferred or recognized in connection with these transactions.

     During the fifty-two weeks ended December 29, 1996, $3.5 million of long-term debt was converted into common stock. The Company entered into capital lease obligations and seller financing mortgage agreements of $44,000 and $2.1 million, respectively, during the fifty-two weeks ended December 29, 1996.

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                   Notes to Consolidated Financial Statements
      April 30, 2000, April 25, 1999, April 26, 1998 and December 28, 1997

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

         The consolidated financial statements include the financial statements of Roadhouse Grill, Inc., and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         As of April 30, 2000, Roadhouse Grill, Inc. owns and operates 72 full service, casual dining restaurants, and franchises three other restaurants under the name "Roadhouse Grill". The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March 1993. Since then, the Company has opened 71 more restaurants in Florida, Georgia, North Carolina, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York and Ohio. One franchised location is located in Kuala Lumpur, capital city of Malaysia, and two domestic franchises are located in Las Vegas, Nevada.

         On July 12, 1999, the Company terminated its licensing agreement for the North Palm Beach Roadhouse Grill restaurant ("North Palm Beach") and began operating the location as a Company-owned restaurant.

         During 1998, the Company had a 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company which owned the Kendall, Florida restaurant ("Kendall"). Pursuant to its operating agreement, the Company managed the operations of the Kendall restaurant. The Company also received management fees and allocated its share of the restaurant's profits and losses under this operating agreement. On August 14, 1998, the Company purchased the remaining 50 percent interest in Kendall Roadhouse Grill, L.C. for a purchase price of $1.6 million (see Note 13). Subsequent to the purchase, Kendall Roadhouse Grill, L.C. ceased to exist as a legal entity.

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

         During 1997, the Company had four restaurants licensed by Buffets, Inc. During the seventeen weeks ended April 26, 1998, the Company dissolved its licensee arrangement with Buffets, Inc. Buffets, Inc. discontinued using the Roadhouse Grill name in its present form and there are no future liabilities on either company's part.

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

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 1997, the Company recognized an impairment loss of $1.1 million for the write-down of assets at two Company-owned restaurants.

     (c)  Intangible Assets

         Intangible assets consist primarily of goodwill recorded as a result of a restaurant acquisitions (see Note 13) and are being amortized on a straight-line basis over 16-17 years, the lease terms of the respective restaurant properties. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render goodwill not recoverable. If such circumstances arise, the Company uses undiscounted future cash flows to determine whether the goodwill is recoverable.

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

     (g)  Pre-opening Costs

         Pre-opening costs are costs incurred in the opening of new stores (primarily payroll costs). During first quarter of fiscal year 2000, the Company adopted the provisions of Statement of Position 98-5, "Reporting for the Costs of Start-up Activities", which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The cumulative effect of the change was $953,000, net of taxes.

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

     (j)  Disclosures About Fair Value of Financial Instruments

         The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The fair value of long-term debt at April 30, 2000 and April 25, 1999 is approximately $25.7 million and $19.5 million, respectively.

     (k)  Revenue Recognition

         Total revenues include sales at Company-owned restaurants, royalties received from restaurants operating under franchise agreements, and fees earned under management agreements. Revenue earned from the game rooms and vending machines in the restaurants is included in other income.

     (l)  New Accounting Standards

         The Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") during fiscal year 2000. SOP 98-1 provides guidance in determining capitalizable costs incurred in connection with the development or acquisition of internal use software. SOP 98-1 states that certain costs incurred during the "Application Development Stage," (design of chosen path, coding, installation to hardware, and testing) be capitalized. These costs include external direct costs of materials and services consumed in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest cost in accordance with SFAS Statement No. 34, "Capitalization of Interest Costs." Initial application was at the beginning of the fiscal year and applied to costs incurred for all projects during the current fiscal year, including projects in progress upon initial application of SOP 98-1. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements and notes thereto.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

         On March 31, 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The implementation of FIN 44 did not have a material impact on the Company's consolidated financial statements and notes thereto.

     (m)  Advertising Costs

         The Company expenses all advertising costs as incurred. Advertising expense for the fifty-three weeks ended April 30, 2000 ("Fiscal Year 2000"), the fifty-two weeks ended April 25, 1999 ("Fiscal Year 1999"), the seventeen weeks ended April 26, 1998 (the "Stub Period 1998") and the fifty-two weeks ended December 28, 1997 ("Fiscal Year 1997"), amounted to approximately $4.4 million, $4.0 million, $1.4 million and $1.1 million, respectively. Advertising expense is included within "occupancy and other" in the accompanying consolidated statements of operations.

     (n)  Reclassifications

         Certain prior year balances have been reclassified to conform to the current presentation.

     (2)  Statement of Operations

          The following represents the Company's (unaudited) Statement of Operations for the 17 weeks ended April 27, 1997:

                                           (in thousands, except per share data)

                                                            April 27,
                                                              1997
                                                          -----------

Total revenue .....................................       $    30,285

Cost of restaurant sales:
   Food and beverage ..............................            10,056
   Labor and benefits .............................             8,957
   Occupancy and other ............................             6,214
                                                          -----------
   Total cost of restaurant sales .................            25,227

Depreciation and amortization .....................             1,454
General and administrative ........................             1,773
                                                          -----------

    Total operating expenses ......................            28,454
                                                          -----------
   Operating income ...............................             1,831

Other income (expense):
   Interest expense, net ..........................              (347)
   Equity in net income of affiliates .............                29
   Other, net .....................................               110
   Loss on sale of investments in affiliate .......                --
                                                          -----------
        Total other income (expense) ..............              (208)
                                                          -----------

   Income before taxes ............................             1,623

   Income tax .....................................                40
                                                          -----------

        Net income ................................       $     1,583
                                                          ===========
Basic and diluted net income per
common share ......................................       $      0.17
                                                          ===========
Weighted average common shares
outstanding .......................................         9,305,408
                                                          ===========
Weighted average common shares and
share equivalents outstanding - assuming
dilution ..........................................         9,315,307
                                                          ===========

The unaudited Statement of Operations for the 17 weeks ended April 27, 1997 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of operations for the 17 weeks ended April 27, 1997.

(3)      Property and Equipment

         Property and equipment, net consist of the following:

                                                        ($ in thousands)
                                                                                     Estimated
                                                 April 30, 2000   April 25, 1999    Useful Lives
                                                 --------------   --------------    ------------
Building ...................................        $  15,958         $  25,215         20 years
Land .......................................           13,257            11,699               --
Furniture and equipment ....................           25,604            21,730        3-7 years
Leasehold improvements .....................           56,015            34,816       7-20 years
                                                    ---------         ---------
                                                      110,834            93,460

Less: accumulated depreciation .............          (26,018)          (18,392)
                                                    ---------         ---------
                                                       84,816            75,068
Construction in progress ...................            7,653             2,753
                                                    ---------         ---------
                                                    $  92,469         $  77,821
                                                    =========         =========


         Included in property and equipment are buildings and equipment under capital leases of $9.7 million and $10.0 million at April 30, 2000 and April 25, 1999, respectively (see Note 4). The Company capitalized interest costs of approximately $416,000 and $120,000 during Fiscal Year 2000 and Fiscal Year 1999, respectively, with respect to qualifying construction projects.

     (4)  Capital Leases

         The following is a schedule of future minimum lease payments required under capital leases as of April 30, 2000:

                                ($ in thousands)

          2001....................................................   $  1,917
          2002....................................................      1,281
          2003....................................................        641
          2004....................................................        608
          2005....................................................        589
          Thereafter..............................................      4,100
                                                                     --------
          Total minimum lease payments............................      9,136
          Less: amount representing interest at varying rates
            ranging from 9 percent to 13 percent..................     (2,657)
                                                                     --------

          Present value of net minimum capital lease payments.....      6,479

          Less: current portion of capital lease obligations......      1,280
                                                                     --------
          Minimum capital lease obligations excluding current
           portion................................................   $  5,199
                                                                     ========

     (5)  Operating Leases

         The Company leases the majority of its operating restaurant facilities. The lease terms range from 5 to 10 years and generally provide for renewal options to extend the lease term.

         The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 30, 2000:

                      ($ in thousands)

          2001......................................           $  5,954
          2002......................................              5,944
          2003......................................              5,928
          2004......................................              5,889
          2005......................................              5,817
          Thereafter................................             27,802
                                                               --------
          Total minimum lease payments..............           $ 57,334
                                                               ========

         The total rent expense for operating leases was $6.0 million, $4.2 million, $1.2 million and $3.1 million for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997, respectively.

         During Fiscal Year 2000, the Company entered into agreements for the sale and leaseback of certain restaurant equipment for a period of sixty months, which were recorded as operating leases. The equipment was sold at book value of approximately $5.7 million.

         During Fiscal Year 2000, the Company amended various sale-leaseback agreements it had with Franchise Finance Corporation of America ("FFCA") and CNL. The amended sale-leaseback agreements were then treated as operating leases as of the effective date of the amendment. As a result of this amendment, approximately $4.9 million in property and equipment and $5.1 million in capital lease debt were removed from the balance sheet and a gain of approximately $179,000 was recognized in the accompanying statement of operations.

         In April 2000, the Company secured an $18.5 million sale-leaseback credit facility from FFCA which expires December 31, 2001. As of April 30, 2000, the $18.5 million balance is available from FFCA.

     (6)  Investment in and Advances to Affiliates

         As discussed in Note 1(a), the Company had a 50 percent interest in Boca during Fiscal Year 1997, and a 50 percent interest in Kendall at April 26, 1998 and December 28, 1997.

         The Company accounted for these investments under the equity method. Summarized income statement information for the Kendall and Boca investments are as follows:

                                              ($ in thousands)

                                                           Seventeen Weeks     Fifty-Two Weeks
                                                                Ended           December 28,
         Summarized Income Statement Information:           April 26, 1998          1997
         ----------------------------------------           --------------          ----
         Revenue ..................................             $1,055             $3,227
                                                                ======             ======
         Operating income .........................             $  181             $  335
                                                                ======             ======
         Net income ...............................             $  187             $  287
                                                                ======             ======

         Under the terms of the operating agreements discussed in Note 1(a), profits and losses were allocated 50 percent to each partner for each affiliate. Kendall cash distributions were paid 25 percent to the Company and 75 percent to its partner until such time as the partners recover their investment. Thereafter, the cash distributions were paid 50 percent to each partner.

     (7)  Long-Term Debt

         A summary of long-term debt, as of April 30, 2000 and April 25, 1999, respectively, follows:

                                                    ($ in thousands)
                                                                                          1999               1998
                                                                                          ----               ----
  Loan payable to Finova Capital Corporation in the principal amount of $15.0 million; interest payable at 9.55%; principal and interest payable in equal
  consecutive monthly installments of $157,087 each through October 1, 2012.           $  13,680             14,230
  The facility consists of a 15-year term loan collateralized by real estate. The proceeds were used in part to liquidate existing mortgages on 12 restaurants,

  which amounted to $7.4 million as of September 1997. The remaining balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations.

  Loan payable to Finova Capital Corporation in the principal amount of $2.9 million; interest payable at 8.96%; principal and interest payable in equal
  consecutive monthly installments of $36,420 each through April 2008. The                 2,472              2,677
  facility consists of a 10-year loan collateralized by personal property and fixtures at four Company owned-restaurants. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations.

  Note payable to First Union National Bank in the principal amount of $1.3 million; interest payable at one-month LIBOR rate plus 1.90%; principal and interest payable in consecutive monthly installments through March 1, 2004.
  The loan is a 5-year term loan collateralized by personal property and                   1,253              1,323
  fixtures at the Company's new corporate facility.

  Master Security Agreement with Pacific Financial Company for three 5-year term loans in the principal amount of $1.3 million; interest payable at 10.74%;
  principal and interest payable in equal consecutive monthly
  installments of $26,356 through February 2004.  There is a principal balloon             1,060              1,275
  payment of $132,400 due at the end of the term.  The loans are collateralized by personal property and fixtures at three Company-owned restaurants.

  Loan payable to First Union National Bank in the principal amount of $1.0 million; principal and interest payable in consecutive monthly installments through May 1, 2010. The loan was originally short-term in nature, as a 120-
  day promissory note. However, this note was refinanced to a 10-year term loan            1,000                 --
  with the interest payable at one-month LIBOR rate plus 1.75%. The proceeds were utilized for the purchase of land for one new restaurant constructed during the third quarter of fiscal year 2000.

  Working Capital Line of Credit payable to Finova Capital Corporation in the principal amount of $5 million; interest payable at prime rate plus 2%;
  principal balloon payments of $1.0 million, $2.0 million, $1.0 million, and              5,000                 --
  $1.0 million due November 15, 2001, October 28, 2001, December 9, 2001 and
  January 13, 2002, respectively, interest payable on a monthly basis.  The credit facility was utilized solely for the interim construction of new restaurants.

  Note payable to Finova in the principal amount of $1.196 million; interest payable at 10.11%; principal and interest payable in equal consecutive
  monthly installments of $14,366 through May 1, 2012.  The proceeds were              $   1,196                 --
  utilized for the purchase of land for one new restaurant under construction.
                                                                                       ---------           --------


  Total long-term debt obligations                                                        25,661             19,505

  Less current installments                                                                1,252              1,047
                                                                                       ---------           --------

  Long-term debt, net of current installments                                          $  24,409             18,458
                                                                                       =========           ========


     Annual maturities on notes payable as of April 30, 2000 are as follows:

                            ($ in thousands)

        2001.........................................      $  1,252
        2002.........................................         6,384
        2003.........................................         1,505
        2004.........................................         2,643
        2005.........................................         1,386
        Thereafter...................................        12,491
                                                           --------
                                                             25,661
        Less: current portion........................         1,252
                                                           --------
                                                           $ 24,409
                                                           ========

         The carrying amount of assets used as collateral is approximately $27.1 million and $26.2 million at April 30, 2000 and April 25, 1999, respectively. The Company is required to comply with various financial covenants in connection with loan facilities entered into with Finova Capital Corporation.

     (8)  Capital Stock

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

     (9)  Stock Option Plans

         A Stock Option Plan (the "Original Plan") was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees, and 516,666, shares of the Company's common stock were reserved for issuance pursuant to such plan at April 30, 2000, April 26, 1998 and December 28, 1997. These options vest over a three-year period from the date of grant and are exercisable for a period of ten years after grant. During 1997, the Company granted options to employees to purchase 173,000 shares of common stock at a price of $6.75 per share and certain directors options to purchase 15,000 shares of the Company's common stock at a price of $6.38 per share. During 1996, the Company granted options to employees to purchase 115,416 shares of common stock at a price of $10.80 per share and certain directors options to purchase 50,000 shares of the Company's common stock at a price ranging from $6.00 to $6.13 per share.

         In February 1998, options were granted to the President and Chief Executive Officer, the general counsel and a consultant of the Company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. According to the terms of the agreement (the "Agreement"), these options vested as follows: 100,000 vested at the date of grant, 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $9.50 per share. The Agreement was later amended (effective as of the grant date) with respect to the vesting schedule and the general counsel and consultant became employees of the Company. According to the terms of the amended agreement, all the options vest at the date of grant. The options are exercisable for a period of ten years after grant. In addition, the Company granted options to purchase 15,000 shares of common stock, at $3.50 per share, to the family of Tan Kim Poh, deceased former Chairman of the Board of Directors of the Company. These options were all granted outside the Plan. No compensation expense was recorded as a result of these issuances during Fiscal Year 2000, Fiscal Year 1999 or the Stub Period 1998.

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

         On November 4, 1999, the Company's Shareholders voted to amend the 1998 Omnibus Stock Option Plan whereby the number of shares issuable under the plan increased from 236,000 to 436,000.

         At April 30, 2000, there were 419,971 additional shares available for grant under the original Plan and the 1998 Plan. The weighted average fair value of stock options granted during Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997 was as follows using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         Fifty-Three         Fifty-Two       Seventeen            Fifty-Two
                                         Weeks Ended        Weeks Ended     Weeks Ended          Weeks Ended
                                        April 30, 2000     April 25, 1999  April 26, 1998     December 28, 1997
                                        --------------     --------------  --------------     -----------------
Weighted average fair value .......        $    3.81       $    3.10        $    2.05             $    3.49
Expected dividend yield ...........             0.0%            0.0%             0.0%                  0.0%
Risk-free interest rate ...........             5.27            4.5%             5.5%                  6.1%
Historical volatility .............              70%           66.4%            63.6%                 63.6%
Expected life .....................          5 years         8 years          5 years               4 years


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

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting for its Plans and, accordingly, recognized compensation expense for certain options, as discussed above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                                                                  ($ in thousands, except per share data)

                                                    Fifty-Three         Fifty-Two            Seventeen            Fifty-Two
                                                    Weeks Ended       Weeks Ended           Weeks Ended          Weeks Ended
                                                   April 30, 2000     April 25, 1999       April 26, 1998     December 28, 1997
                                                   --------------     --------------       --------------     -----------------
         Net income                   As reported    $   3,512          $   6,008             $   1,859             $    92
                                        Pro forma        3,391              5,489                 1,212                (10)

         Basic net income (loss)
           per share                  As reported    $    0.36          $    0.63             $    0.20             $  0.01
                                        Pro forma         0.35               0.58                  0.13                0.00

         Diluted net income (loss)
           per share                  As reported    $    0.36          $    0.62             $    0.20             $  0.01
                                        Pro forma         0.35               0.57                  0.13                0.00


         Pro forma net income (loss) reflects only options granted during Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998, and Fiscal Year 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income
     (loss) amounts presented above because compensation cost is reflected over the options' vesting period ranging from one to three years and compensation cost for options granted prior to December 31, 1996 is not considered.

         Stock option activity during the periods indicated is as follows:

                                                      Number of             Weighted Average
                                                       Shares                Exercise Price
                                                       ------                --------------
         Balance at December 29, 1996 .............  544,740                      7.52
              Granted .............................  188,000                      6.72
              Exercised ...........................       --                        --
              Forfeited ...........................  (15,068)                     6.86
              Expired .............................  (18,349)                     7.13

         Balance at December 28, 1997 .............  699,323                      6.66
              Granted .............................  315,000                      3.50
              Exercised ...........................       --                        --
              Forfeited ...........................  (24,331)                     6.75
              Expired .............................   (1,287)                     7.14

         Balance at April 26, 1998 ................  988,705                      5.65
              Granted .............................  324,500                      6.00
              Exercised ...........................   (3,333)                     4.50
              Forfeited ...........................  (52,352)                     6.75
              Expired ............................. (428,563)                     6.66

         Balance at April 25, 1999 ................  828,957                      5.25
              Granted .............................   55,505                      6.00
              Exercised ...........................       --                        --
              Forfeited ...........................   51,767                      6.27
              Expired .............................       --                        --

         Balance at April 30, 2000 ................  832,695                      5.24


         At April 30, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and
     7.9 years, respectively.

         At April 25, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and
     8.2 years, respectively.

         At April 26, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and
     5.2 years, respectively.

         At December 28, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $4.50 to $7.50 and
     3.7 years, respectively.

         At April 30, 2000, April 25, 1999, April 26, 1998, and December 28, 1997, the number of options exercisable was 657,673, 497,634, 384,260, and 398,417, respectively, and the weighted average exercise price of those options was $5.01, $4.73, $6.59, and $6.66, respectively.

     (10) Income Taxes

         Income tax expense for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997 consists of the following:

                                                                             ($ in thousands)

                                                        April 30,         April 25,        April 26,     December 28,
                                                          2000              1999             1998            1997
                                                         -------           -------           -----           ----
         Current:
            Federal                                      $   295           $ 1,748           $ 458           $103
            State                                             76               334              44             72
                                                         -------           -------           -----           ----
                                                             371             2,082             502            175
         Deferred:
            Federal                                          291            (1,849)           (421)            --
            State                                            139                --              --             --
                                                         -------           -------           -----           ----
                                                             430            (1,849)           (421)            --
         Total income tax expense
            before tax benefit from
            cumulative effect of change                  -------           -------           -----           ----
            in accounting principle                      $   801           $   233           $  81           $175
                                                         =======           =======           =====           ====
         Tax benefit from cumulative
            change in accounting
             principle                                      (269)               --              --             --
                                                         =======           =======           =====           ====
         Total income tax expense                        $   532           $   233           $  81           $175
                                                         =======           =======           =====           ====

         The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:

                                                                          ($ in thousands)

                                                                   April 30,          April 25,
                                                                     2000               1999
                                                                     ----               ----
         Deferred tax assets:
             Tax credit carryforwards ..........................   $ 1,014             $   792
             Pre-opening expenses, differences principally
               due to differences in amortization...............        --                 254
             Accrued workers' compensation .....................       126                 189
             Property and equipment ............................       664               1,667
             Other .............................................       476                 667
             Less: valuation allowance .........................        --              (1,122)
                                                                   -------             -------
                                                                     2,280               2,447
         Deferred tax liabilities:
             Other .............................................      (171)               (177)
                                                                   -------             -------
                                                                   $ 2,109             $ 2,270
                                                                   =======             =======

         The Valuation Allowance for deferred tax assets as of April 26, 1999 was $1.122 million. The net change in the valuation allowance for the year ended April 30, 2000 was a decrease of $1.122 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $0 at April 30, 2000.

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

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes), for Fiscal Year 2000 and Fiscal Year 1999 as follows:

                                                                    April 30,       April 25,
                                                                      2000            1999
                                                                      ----            ----
              Income taxes at statutory rates .................      34.00%          34.00%
              State and local taxes, net of federal tax benefit       2.70%           3.01%
              FICA  tip tax credit ............................       2.91%           2.15%
              Utilization of tax credit carryforwards..........     (8.55)%        (12.79)%
              Other items......................................       3.62%           0.08%
              Release of valuation allowance ..................    (19.47)%        (22.72)%
                                                                    ------          ------
                                                                     15.21%           3.73%
                                                                    ======          ======

     (11) Concentrations of Business and Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

         The Company currently owns and operates 35 of its 72 (49%) restaurants within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy. Furthermore, the Company may be affected by changing conditions within the food service industry.

         For Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998, and Fiscal Year 1997, two suppliers comprised approximately 27%, 67%, 82% and 94%, respectively, of the Company's purchases. Purchases from these suppliers were approximately $33.6 million, $26.3 million, $9.5 million and $32.3 million for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998, and Fiscal Year 1997, respectively.

     (12) Commitments and Contingencies

         The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company's financial condition.

         The Company plans to open approximately 15 new Company-owned Roadhouse Grill restaurants in Fiscal Year 2001. At April 30, 2000, the Company had 17 restaurants under development. The estimated cost to complete these restaurants and other capital projects in process was approximately $16.5 million at April 30, 2000.

     (13) Acquisitions

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

         The Company accounted for this transaction using the purchase method of accounting. The purchase price was allocated based on the fair value of the assets acquired at the time of acquisition. Approximately $716,000 was allocated to property and equipment and approximately $53,000 was allocated to inventory and other assets. In connection with the acquisition, the Company also assumed certain liabilities in the amount of $167,000. Prior to the purchase, the Company had recorded its investment in Kendall using the equity method. This resulted in an investment in affiliate balance amounting to approximately $273,000. In addition, the Company had recorded accounts receivable of approximately $232,000. These amounts were eliminated in connection with the purchase of Kendall. The excess of the purchase price over the net assets acquired was recorded as goodwill and is being amortized over 16 years, the Kendall lease term. Subsequent to the purchase, Kendall Roadhouse Grill, L.C. ceased to exist as a legal entity.

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

         The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998, and Fiscal Year 1997 was approximately $16,300, $19,800, $6,000 and $5,400, respectively.

         The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998, and Fiscal Year 1997 was approximately $116,500, $75,200, $16,400 and $16,600, respectively.

         The Company has filed its 1998 Form 5500 with the Internal Revenue Service. As of June 16, 2000, the Company has not filed the 1998 audited financial statements for its 401(k) plan, as required by the IRS. Management has not been notified by the IRS of any penalties associated with their delinquent filing. Management plans to file its 1998 audited 401(k) plan financial statements within the next few months. Management does not believe that the delinquent filing of its audited 401(k) plan financial statements will have a material adverse effect on the Company's financial position or results of operations.

     (15) Related Party Transactions

         Berjaya directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2% of gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and 2% of gross sales in the case of royalty fees. The Company did not recognize royalty income from Roadhouse Grill Hong Kong for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997.

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

         As of December 28, 1997, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. Subsequently, two of the franchisees in Malaysia ceased operations. The Company recorded $12,000, $16,000, $95,000 and $51,000 in royalty income from those restaurants during fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997, respectively.

         On February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares of common stock to Berjaya, the majority shareholder of the Company, to convert $1.5 million of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The transaction was consummated on September 30, 1998.

         On April 13, 1998, the Company received a promissory note from Berjaya for $1.0 million in borrowings from the Company, with an annual interest rate of 10.55%. The note was scheduled to be repaid to the Company on June 15, 1998. The Company extended payment of the note to July 24, 1998, at which date the note was paid.

         During the fourth quarter of 1997, the Company engaged National Retail Group, Inc. ("NRG"), a real estate and retailing consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company. SABi is wholly-owned by Ayman Sabi. NRG is an affiliate of Ayman Sabi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. Martin Bernholz, President of NRG, is Secretary of the Company and in-house counsel of the Company as of April 25, 1999. During Fiscal Year 2000 and Fiscal Year 1999, the Company paid fees and reimbursed expenses in the aggregate amount of $1,069,316 and $554,000, respectively to NRG. The Company did not make any payments to SABi during Fiscal Year 2000 or Fiscal Year 1999. During the Stub Period 1998, the Company paid fees and reimbursed expenses in the aggregate amount of $141,048 to NRG. The Company did not make any payments to SABi during the Stub Period 1998. During Fiscal Year 1997, the Company paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively.

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

                                       Fifty-Two Weeks Ended April 30, 2000
                                       ------------------------------------

                                    Net Income         Shares          Amount
                                    ----------         ------          ------
                                      ($ in thousands, except per share data)

     Basic EPS
     Net income available
     to common shareholders           $3,512          9,708,741         $0.36

     Effect of Dilutive Securities
     Stock options                        --             83,278            --
                                      ------          ---------         -----
     Diluted EPS                      $3,512          9,792,019         $0.36
                                      ======          =========         =====

     Options to purchase 532,695 shares of common stock at a weighted average exercise price of $6.21 per share were outstanding during Fiscal Year 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 30, 2000.

                                       Fifty-Two Weeks Ended April 25, 1999
                                       ------------------------------------

                                    Net Income         Shares          Amount
                                    ----------         ------          ------
                                      ($ in thousands, except per share data)

     Basic EPS
     Net income available
     to common shareholders           $6,008          9,536,631         $0.63

     Effect of Dilutive Securities
     Stock options                        --            131,838          (.01)
                                      ------          ---------         -----
     Diluted EPS                      $6,008          9,668,469         $0.62
                                      ======          =========         =====


     Options to purchase 513,957 shares of common stock at a weighted average exercise price of $6.26 per share were outstanding during Fiscal Year 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 25, 1999.

                                     Seventeen Weeks Ended April 26, 1998
                                     ------------------------------------
                                   Net Income            Shares          Amount
                                   ----------            ------          ------
                                    ($ in thousands, except per share data)

     Basic EPS
     Net income available
     to common shareholders           $1,859            9,305,408         $0.20

     Effect of Dilutive Securities
     Stock options                        --               21,234            --
                                      ------            ---------         -----
     Diluted EPS                      $1,859            9,326,642         $0.20
                                      ======            =========         =====

     Options to purchase 685,927 shares of common stock at a weighted average exercise price of $6.66 per share were outstanding during the Stub Period 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 26, 1998.

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

     For Fiscal Year 1997, the number of weighted average common shares outstanding is essentially equivalent to the weighted average common share and share equivalents outstanding - assuming dilution.

     (17) Quarterly Financial Data  (Unaudited)

     The following is a summary of the unaudited quarterly results of operations for Fiscal Year 2000 and Fiscal Year 1999 with the quarters structured according to the new fiscal year:


                                                                      ($ in thousands, except per share data)

                                                            1st Qtr       2nd Qtr      3rd Qtr     4th Qtr     Total Year
                                                            -------       -------      -------     -------     ----------
2000:
   Total revenues                                          $ 35,232      $ 32,331      $35,842     $45,090     $ 148,495
   Operating income                                           2,101           326          806       4,334         7,567
   Income (loss) before cumulative effect of
      change in accounting principle                          1,186          (212)         204       3,287         4,465
   Cumulative effect of change in accounting
      principle                                                (953)           --           --          --          (953)
   Net income (loss)                                       $    233      $   (212)     $   204     $ 3,287     $   3,512
   Basic net income (loss) per common share:
      Basic income (loss) before cumulative
        effect of change in accounting principle           $   0.12      $  (0.02)     $  0.02     $  0.34     $    0.46
      Cumulative effect of change in accounting
        principle                                             (0.10)           --           --          --         (0.10)
   Basic net income (loss) per common share                $   0.02      $  (0.02)     $  0.02     $  0.34     $    0.36
   Diluted net income (loss) per common share:
      Diluted income (loss) before cumulative
        effect of change in accounting principle           $   0.12      $  (0.02)     $  0.02     $  0.34     $    0.46
      Cumulative effect of change in accounting
        principle                                             (0.10)           --           --          --         (0.10)
   Diluted net income (loss) per common share              $   0.02      $  (0.02)     $  0.02     $  0.34     $    0.36

1999:
   Total revenues                                          $ 29,040      $ 28,181      $28,749     $34,711     $ 120,681
   Operating income                                           1,668         1,469        2,213       2,718         8,068
   Pretax income                                              1,294           954        1,766       2,227         6,241
   Net income                                              $  1,260      $    904      $ 1,716     $ 2,128     $   6,008
   Basic net income per common share                       $   0.14      $   0.10      $  0.18     $  0.22     $    0.63
   Diluted net income per common share                     $   0.13      $   0.10      $  0.18     $  0.22     $    0.62