Form 10-K405/A
period 2000-04-30
ROADHOUSE GRILL INC
filed 2000-08-31
CIK 1019376

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28930


                              ROADHOUSE GRILL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                      65-0367604
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  2703-A GATEWAY DRIVE, POMPANO BEACH, FL 33069
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

================================================================================

                              ROADHOUSE GRILL, INC.

                                    FORM 10-K
                        FISCAL YEAR ENDED APRIL 30, 2000

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I

Item 1.    Business................................................................................     1

Item 2.    Properties..............................................................................    10

Item 3.    Legal Proceedings.......................................................................    11

Item 4.    Submission of Matters to a Vote of Security Holders.....................................    11

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters...................    12

Item 6.    Selected Financial Data.................................................................    13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................................    15

Item 8.    Financial Statements and Supplementary Data.............................................    26

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial
           Disclosure..............................................................................    26

PART III

Item 10.   Directors and Executive Officers of the Registrant......................................    27

Item 11.   Executive Compensation..................................................................    29

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................    30

Item 13.   Certain Relationships and Related Transactions..........................................    32

PART IV

Item 14.   Financial Statements and Exhibits.......................................................    34

Signatures ........................................................................................    39


                                     PART I

ITEM 1.  BUSINESS

         This Form 10-K/A contains forward-looking statements, including statements regarding, among other things (i) the Company's growth strategies,
(ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-K/A, the words "believes," "anticipates," "expects" and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry (including trends affecting the Company's products, markets, prices and competition), reductions in the availability of financing, increases in interest rates, risks and uncertainties associated with the Company's expansion strategy and other factors discussed elsewhere in this report and documents filed by the Company with the Securities and Exchange Commission. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-K/A will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

OVERVIEW

         The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name "Roadhouse Grill." The Company is currently the largest operator of the roadhouse-style casual dining restaurant concept in the United States.

         The Company was founded in 1992 and opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 30, 2000, there were 72 Company-owned and three franchised Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, North Carolina, Ohio, South Carolina and Tennessee. Of the 72 Company-owned locations open as of April 30, 2000, 35 are situated in Florida. One of the three franchised restaurants is located in Kuala Lumpur, capital city of Malaysia. The Company is engaged in an active plan of expansion and expects to open approximately 15 Company-owned restaurants in fiscal year 2001.

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

         As of April 30, 2000, there were 72 Company-owned and three franchised Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, North Carolina, Ohio, South Carolina and Tennessee. Of the 72 Company-owned locations open as of April 30, 2000, 35 are situated in Florida. One of the three franchised restaurants is located in Kuala Lumpur, capital city of Malaysia. The Company is engaged in an active plan of expansion and expects to open approximately 15 Company-owned restaurants in fiscal year 2001. The Company's expansion strategy through fiscal year 2001 is to increase its presence in markets where Roadhouse Grill restaurants now exist, and the potential for additional revenues and operating cash flows and profits is strong. The Company currently has a strong presence in Florida with 35 locations and intends to increase such presence during fiscal year 2001. The other markets where the Company expects to build its existing presence in fiscal year 2001 include Atlanta, Georgia, Ohio, North and South Carolina and Western New York.

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

         Roadhouse Grill, Inc. believes its restaurants have a comfortable atmosphere and are visually appealing with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. The typical interior also includes multi-level seating, a full-service bar, an exhibition grill and display kitchen. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. In addition to the public areas, each restaurant has a food preparation and storage area including a fully- equipped kitchen.

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

                                    NUMBER OF
                     COMPANY-OWNED RESTAURANTS IN OPERATION

                                                                   Number of
        Location                                                  Restaurants
        --------                                                  -----------

        Florida.......................................................35

        Georgia........................................................6

        New York.......................................................6

        Louisiana......................................................4

        South Carolina.................................................3

        Alabama........................................................2

        Mississippi....................................................2

        Ohio...........................................................7

        Arkansas.......................................................1

        Tennessee......................................................1

        North Carolina.................................................5

        Total.........................................................72

                                    NUMBER OF
                       FRANCHISED RESTAURANTS IN OPERATION

                                                                 Number of
        Location                                                Restaurants
        --------                                                -----------

        Nevada........................................................2

        Malaysia......................................................1

        Total.........................................................3

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K/A.

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           (Unaudited)
                                                                               17 Weeks      17 Weeks
                                                               (Unaudited)      Ended         Ended
                                      Fiscal        Fiscal        Fiscal       April 26,     April 27,      Fiscal        Fiscal
STATEMENT OF OPERATIONS DATA:          2000          1999          1998          1998          1997          1997          1996
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total revenues                     $   148,495   $   120,681   $   100,194   $    37,684   $    30,285   $    92,795   $    62,433

Cost of restaurant sales:
   Food and beverage                    48,710        39,505        33,065        12,130        10,056        30,991        21,382
   Labor and benefits                   43,201        33,897        29,232        10,340         8,957        27,849        19,748
   Occupancy and other                  29,879        23,776        19,938         7,856         5,495        17,577        12,747
   Pre-opening expenses                  2,387         1,318         1,822           520           719         2,021         1,027
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Total cost of restaurant
       sales                           124,177        98,496        84,057        30,846        25,227        78,438        54,904

Depreciation and amortization            8,510         7,351         5,672         2,145         1,454         4,981         3,136
General and administrative
  expenses                               8,241         6,766         6,645         2,210         1,773         6,208         4,471
Impairment of long-lived assets             --            --         1,120            --            --         1,120            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Total operating expenses          140,928       112,613        97,494        35,201        28,454        90,747        62,511
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------

Operating income                         7,567         8,068         2,700         2,483         1,831         2,048           (78)

Other income (expense):
   Interest expense, net                (2,301)       (2,210)       (1,924)         (719)         (347)       (1,552)       (1,296)
   Equity in income (loss) of
     affiliates                             --            (3)           90            57            29            62           206
   Other, net                               --           386           314           119           110           320           278
   Loss on sale of investment in
     affiliate                              --            --          (611)           --            --          (611)           --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Total other (expense)              (2,301)       (1,827)       (2,131)         (543)         (208)       (1,781)         (812)
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Income (loss) before income
        taxes and cumulative
        effect of change in
        accounting principle             5,266         6,241           569         1,940         1,623           267          (890)
     Income tax expense                    801           233           216            81            40           175            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
     Income (loss) before
        cumulative change in
        accounting principle             4,465         6,008           353         1,859         1,623            92          (890)
     Cumulative effect of change
        in accounting principle
        (net of tax benefit
        of $269)                          (953)           --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net income (loss)                  $     3,512   $     6,008   $       353   $     1,859   $     1,583   $        92   $      (890)
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

Basic net income (loss) per
  common share:
   Basic income before
     cumulative effect of change
     in accounting principle       $      0.46   $      0.63   $      0.04   $      0.20   $      0.17   $      0.01   $     (0.18)
   Cumulative effect of change
     in accounting principle             (0.10)           --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Basic net income (loss) per
  common share:                    $      0.36   $      0.63   $      0.04   $      0.20   $      0.17   $      0.01   $     (0.18)
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

Diluted net income (loss) per
  common share:
   Diluted income before
     cumulative effect of change
     in accounting principle       $      0.46   $      0.62   $      0.04   $      0.20   $      0.17   $      0.01   $     (0.18)
   Cumulative effect of change in
     accounting principle                (0.10)           --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Diluted net income (loss) per
  common share                     $      0.36   $      0.62   $      0.04   $      0.20   $      0.17   $      0.01   $     (0.18)
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

Weighted average common shares
  outstanding                        9,708,741     9,536,631     9,305,408     9,305,408     9,305,408     9,305,408     4,909,894
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

Weighted average common shares
  and share equivalents
  outstanding-assuming dilution      9,792,019     9,668,469     9,315,139     9,326,642     9,315,307     9,305,408     4,909,894
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    (Unaudited)
                                                                                       17 Weeks      17 Weeks
                                                                        (Unaudited)      Ended         Ended
                                 Fiscal        Fiscal        Fiscal       April 26,     April 27,      Fiscal        Fiscal
Balance Sheet Data:               2000          1999          1998          1998          1997          1997          1996
                               ---------     ---------     ---------    -----------    ---------    -----------    ---------

Working capital (deficit)      $ (15,931)    $  (5,586)    $  (5,864)    $  (5,864)    $ (10,776)    $  (5,886)    $  (5,605)

Total assets                     105,312        91,283        80,109        80,109        67,943        75,432        67,335

Long-term debt and due to
  related parties,
  including current portion       25,661        19,505        19,095        19,095        12,850        18,115        13,657

Obligations under capital
  leases, including
  current portion                  6,479        11,933         7,542         7,542         4,186         7,908         4,271
Total shareholders' equity     $  54,189     $  50,677     $  43,154     $  43,154     $  42,705     $  41,295     $  41,100



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name "Roadhouse Grill." The Company was founded in 1992 and opened its first restaurant in 1993. As of April 30, 2000, there were 72 Company-owned and three franchised Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, North Carolina, Ohio, South Carolina and Tennessee. Of the 72 Company-owned restaurants open as of April 30, 2000, 35 are situated in Florida. One of the franchised restaurants is located in Kuala Lumpur, capital city of Malaysia.

         The Company's revenues are derived primarily from the sale of food and beverages. In fiscal year 2000, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 89% and 11%, respectively, of total restaurant sales in fiscal year 2000, respectively. Franchise and management fees during fiscal year 1999 accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed. During first quarter of fiscal year 2000, the Company adopted the provisions of Statement of Position 98-5. "Reporting for the Costs of Start-up Activities", which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The cumulative effect of the change was $953,00, net of taxes. Pre-opening costs consist of direct costs related to hiring and training the initial work force and other direct costs associated with opening a new restaurant. During fiscal year 2000, pre-opening costs incurred in connection with the opening of 15 Company-owned restaurants averaged approximately $130,000.

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

         The average cash investment of the 56 Company-owned Roadhouse Grill restaurants open the entire 52 weeks in fiscal year 2000 was approximately $1.4 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 14 restaurant sites owned by the Company was approximately $902,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $99,000 per site. The Company expects that the average cash investment required to open new restaurants in fiscal year 2001, excluding land and pre-opening costs, will be approximately $1.2 million to $1.6 million, depending upon whether the Company converts an existing building or constructs a ground-up restaurant.

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

         STATEMENTS OF OPERATIONS DATA:

                                                                                           17 Weeks      17 Weeks
                                                                                             Ended        Ended
                                                  Fiscal        Fiscal         Fiscal      April 26,     April 27,      Fiscal
                                                   2000          1999          1998          1998          1997          1997
                                                  ------        ------        ------       -------       --------       ------
Total revenues                                     100.0%        100.0%        100.0%        100.0%        100.0%        100.0%
Cost of Company restaurant sales:
   Food and beverage                                32.8          32.7          33.0          32.2          33.2          33.4
   Labor and benefits                               29.1          28.1          29.2          27.4          29.6          30.0
   Occupancy and other                              20.1          19.7          19.9          20.8          18.1          18.9
   Pre-opening expenses                              1.6           1.1           1.8           1.4           2.4           2.2
                                                  ------        ------        ------        ------        ------        ------
      Total cost of Company restaurant sales        83.6          81.6          83.9          81.8          83.3          84.5

Depreciation and amortization                        5.7           6.1           5.7           5.7           4.8           5.4
General and administrative                           5.5           5.6           6.6           5.9           5.9           6.7
Impairment of long-lived assets                       --            --           1.1            --            --           1.2
                                                  ------        ------        ------        ------        ------        ------
   Total operating expenses                         94.9          93.3          97.3          93.4          94.0          97.8

   Operating income (loss)                           5.1           6.7           2.7           6.6           6.0           2.2
Total other (expense)                               (1.5)         (1.5)         (2.1)         (1.4)         (0.7)         (1.9)
                                                  ------        ------        ------        ------        ------        ------

Income (loss) before taxes and cumulative
  effect of change in accounting principle           3.5           5.2           0.6           5.2           5.4           0.3
Income tax expense                                   0.5           0.2           0.2           0.2           0.1           0.2
                                                  ------        ------        ------        ------        ------        ------
Income (loss) before cumulative effect of
  change in accounting principle                       3             5           0.4           4.9           5.2           0.1
Cumulative effect of change in accounting
  principle (net of tax benefit of $269)             0.6            --            --            --            --            --
                                                  ------        ------        ------        ------        ------        ------

Net income (loss)                                    2.5%          5.0%          0.4%          5.0%          5.3%          0.1%
                                                  ======        ======        ======        ======        ======        ======
RESTAURANT DATA:

Company-owned restaurants:
   Beginning of period                                56            44            34            42            31            31
   Opened                                             15            12            10             2             3            11
   Termination of Licensed Restaurant                  1             0             0             0             0             0
                                                  ------        ------        ------        ------        ------        ------
   End of period                                      72            56            44            44            34            42
Franchised restaurants                                 3             3             3             3             3             3
Licensed restaurants                                   0             1            --            --            --            --
                                                  ------        ------        ------        ------        ------        ------
Total restaurants                                     75            60            47            47            37            45
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

         INCOME TAX. In the prior years, the Company maintained a valuation allowance that offset a portion of its net deferred tax assets. Based on the Company's recent history of operating profits and the generation of operating income in the current year, management reduced 100% of its valuation allowance into income during fiscal year 2000. The reduction in income taxes caused by the reversal of the valuation allowance was offset by increased taxable income during fiscal year 2000. Management believes that it is more likely than not that all of its deferred tax assets will be realized in the future.

         FIFTY-TWO WEEKS ENDED APRIL 25, 1999 ("FISCAL YEAR 1999") COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 26, 1998 ("FISCAL YEAR 1998")

         RESTAURANTS OPEN. At April 25, 1999 there were 56 Company-owned restaurants open, including the Kendall restaurant. On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At April 26, 1998, there were 44 Company-owned restaurants, excluding Kendall and the Boca restaurant, which were owned by limited liability companies in which the Company held 50% ownership interest. (In December 1997, the Company sold its ownership interest in Boca.) The 12 new restaurants opened during fiscal year 1999 represent a 27.3% increase in the number of Company-owned restaurants from the end of fiscal year 1998 to the end of fiscal year 1999.

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

         As of April 30, 2000, the Company has available to it sale-leaseback credit facilities from Franchise Finance Corporation of America ("FFCA"). This sale-leaseback credit facility is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The credit facility with CNL Fund Advisors, Inc. ("CNL")expired in January 2000. The Company is in the process of securing additional sale-leaseback credit facilities with CNL. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced.

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

         The Company operates on a fifty-two or fifty-three week fiscal year. The fiscal year ends on the last Sunday in April and consists of four thirteen week quarters (except in the case of a fifty-three week year in which the fourth quarter consists of fourteen weeks) structured as follows:

         o        1st Quarter - May, June, July

         o        2nd Quarter - August, September, October

         o        3rd Quarter - November, December, January

         o        4th Quarter - February, March, April


         In fiscal year 2000 the Company operated on a fifty-three week fiscal year in which the fourth quarter consisted of fourteen weeks. The Company's Roadhouse Grill restaurants have generally experienced higher average sales in third and fourth quarters ("Winter Months"). As a result, operating income and net income margins have been and are expected to continue to be higher in each of those quarters than in the first and second quarters ("Summer Months"). As a general rule, the restaurant industry as a whole experiences higher average sales, operating and net income in the Winter Months as opposed to the Summer Months. At April 30, 2000, of the 72 Company-owned restaurants in operation, 35 are located in Florida which has a significant influx of tourists during the Winter Months, thus increasing the Company's sales, operating and net income during that period. Because of the tremendous amount of tourism in Florida, if tourism declines from one year to the next, it could have a significant impact on the Company's sales, operating and net income during the Winter Months.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the executive officers of the Company and certain information with respect to each of them is set forth below.

              Name               Age                  Position
              ----               ---                  --------

         Ayman Sabi              36      President and Chief Executive Officer

         Mark Scobee             37      Vice President of Operations

         Martin J. Bernholz      48      Secretary and General Counsel

         Ayman Sabi was elected our President and Chief Executive Officer in February 1998. He served as Chairman of the Company's Executive Committee from November 1997 to February 1998. Mr. Sabi became a director of the Company in February 1997. Mr. Sabi has served as the Chairman and Chief Executive Officer of SABi International Developments, Inc. ("SABi"), a trading, contracting and investment company which owns, operates and invests in various restaurant and retail concepts, both domestically and internationally since 1989. Mr. Sabi also serves, as a member of the Board of Directors of various retail companies and financial institutions including The White House, Inc.; Tunis International Bank, Tunisia and New Global Holdings.

         Mark Scobee was appointed Vice President of Operations of our Company in May 1998. Previously he served as Vice President of Human Resources and Director of Operations from March 1993 to May 1998. From August 1991 until joining our Company, Mr. Scobee was an Area Supervisor for Logan's Roadhouse, Inc., Nashville, Tennessee.

         Martin J. Bernholz has served as our Secretary and General Counsel since February 1998. From 1989 to present, Mr. Bernholz has served as the President of National Retail Group, Inc. ("NRG"), a real estate and retailing consulting firm which has provided supportive management services to a variety of retail companies, and provides services to the Company. (See "Certain Relationships and Related Transactions" on page 32). Mr. Bernholz serves as the Chairman of the Board of various retail companies and as a member of the Board of Directors of various retail companies including The White House, Inc. Mr. Bernholz was retained in October 1997 to provide management consulting services and administrative direction in the restructuring of Roasters Corporation ("Roasters"), a company in serious financial distress. At the request of the shareholders of Roasters, Mr. Bernholz accepted the position of Chief Executive Officer and Director of Roasters at that time. In March 1998, Roasters filed for protection from creditors under Chapter 11 of the Bankruptcy Code, and Mr. Bernholz relinquished the position of Chief Executive Officer. On behalf of the same investor group, Mr. Bernholz accepted the offices of Chief Executive Officer and Director of East Coast Bagels, Inc. ("East Coast"), also in financial distress, concurrent with action by East Coast in February 1998 to seek protection from creditors under Chapter 11 of the Bankruptcy Code. Roasters and East Coast were sold in March 1999 and November 1998, respectively.

         The names of directors of the Company and certain information with respect to each of them are set forth below.

               Name           Age       Director Since        Term Expires
               ----           ---       --------------        ------------

          Vincent Tan          48       February 1998       November 2000

          Ayman Sabi           36       February 1997       November 2000

          Philip Friedman      53       September 1996      November 2000

          Phillip Ratner       55         March 1997        November 2000

          Alain K.K. Lee       43        January 1998       November 2000

         Vincent Tan was elected Chairman of the Board of Directors of the Company in February 1998. Mr. Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian company that owns Berjaya, the majority shareholder of the Company. Mr. Tan has been Chief Executive Officer of Berjaya Group Berhad since 1984.

         Philip Friedman has served as President of McAlister's, Inc. since March, 1999. Mr. Friedman served as President of Panda Management, Inc. from January 1996 to March 1999. In addition, since June 1986, Mr. Friedman has served as the President of P. Friedman & Associates, Inc., a business planning and management consulting firm. Mr. Friedman is also a director of Eateries, Inc., Paramark, Inc. and Romacorp, Inc.

         Phillip Ratner, has served as President and Chief Executive Officer of Furrs Bishop Cafeteria, Inc. (NYSE "CHI"), Richardson, Texas since October 1998. From June 1994 to May 1998, he was the Chairman of the Board, President and Chief Executive Officer of Spaghetti Warehouse, Inc. (NYSE "SWH"), Garland, Texas. From 1984 to 1994, Mr. Ratner served in various executive positions with Acapulco Restaurants, Inc., Long Beach, California.

         Alain K.K. Lee is currently Vice President of Corporate Affairs and Franchising for the Company. From 1993 to 1998, Mr. Lee served as the Deputy General Manager for Berjaya Group Berhad. He has served on the Board of Directors of Roasters Asia Pacific (Malaysia) since 1994. In addition, Mr. Lee has served on the Board of Roadhouse Grill Asia Pacific (Malaysia) since 1996. Mr. Lee has also served as Berjaya Group Berhad Chief Financial Officer from 1990 to 1993, and Deputy Chief Executive Officer of several other Berjaya Group Berhad companies from 1993 to 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in our common stock. Officers, directors and beneficial owners of more than 10% of the Company's common stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on a review of the copies of such reports furnished to us, or written representation that no such reports were required, we believe that for the period from April 25, 1999 through April 30,

2000, all of the Company's officers, directors are greater than 10% beneficial owner, complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended April 30, 2000, 1999, 1998 and 1997 by the Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended April 30, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                                            Long-term
                                                      Annual Compensation                              Compensation Awards
                              ---------------------------------------------------------------------    ----------------------
  Name and Principal                                                                   Other Annual    Securities Underlying
      Position                Year(1)           Salary               Bonus             Compensation         Options/SAR's
  ------------------          -------           ------               -----             ------------    ----------------------
Ayman Sabi                     2000            $409,153                  --            $ 67,848(4)                  --
Director, President            1999             373,846            $120,000                  --                 15,000
And Chief Executive            1998             117,692                  --                  --                195,000
Officer                        1997                  --                  --            $ 60,000(2)               5,000

Mark Scobee                    2000            $139,422                  --                  --                     --
Vice President of              1999             118,546            $ 30,000                  --                 10,000
Operations                     1998              33,412                  --                  --                     --
                               1997              89,915                  --                  --                 10,000

Glenn E. Glasshagel            2000            $155,769                  --                  --                     --
Chief Financial                1999              84,015                  --                  --                     --



(1) 1998 amounts are for the 17 weeks ended April 26, 1998 (the "transition period").
(2) Amounts represent fees paid to SABi International, a management consulting and investment firm owned by Mr. Sabi. (Please see "Certain Relationships and Related Transactions" on page 32).
(3) Mr. Glasshagel joined the Company in October 1998 and resigned as Chief Financial Officer, Executive Vice President of Finance and Treasurer on July 14, 2000
(4)  This amount represents rent paid by the Company for Mr. Sabi.

OPTION GRANTS TABLE

         No Options were granted to the Named Executive Officers listed in the Summary Compensation Table in fiscal year 2000.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning the numbers and intrinsic value of the options held by the Named Executive Officers at April 30, 2000. Year-end values are based on the closing price of $5.00 per share of the common stock on April 30, 2000, on the NASDAQ National

Market System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance. No options were exercised by the Named Executive Officers in fiscal year 2000.

               AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000 AND
                         FISCAL YEAR-END OPTION VALUES

                                                 Number of Securities Underlying          Value of Unexercised
                                                  Unexercised Options At Fiscal      In-The-Money Options At Fiscal
                                                           Year-End (#)                         Year-End ($)
                     Name                           Exercisable/Unexercisable           Exercisable/Unexercisable
                     ----                        -------------------------------     ------------------------------
Ayman Sabi                                               215,000/0                           $322,500/$0
Mark Scobee                                               28,333/3,333                             $0/$0
Glenn E. Glasshagel (1)                                   50,000/0                                 $0/$0


(1) Mr. Glasshagel resigned from the Company on July 14, 2000.

COMPENSATION OF DIRECTORS.

         Each outside director of the Company receives $2,500 for each Board Meeting that he attends. The Company schedules four regular meetings of the Board of Directors per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates the share ownership of the Company's Common Stock, as of August 31, 2000, of directors and executive officers based on information provided by these individuals and all directors and executive officers as a whole.

                                                                          Percent Ownership
Name of Beneficial Owner                     Amount Beneficially Owned    of Common Stock
------------------------                     -------------------------    ----------------

Vincent Tan(1)                                       6,055,466               62.3%

Ayman Sabi(2)                                          218,000                2.2%

Philip Friedman(3)                                      25,000                 *

Phillip Ratner(4)                                       25,000                 *

Mark Scobee(5)                                          28,833                 *

Alain K.K. Lee(6)                                       30,000                 *

Martin Bernholz(7)                                      83,300                 *

All executive officers and directors as a            6,465,599               63.9%
group (seven persons) (8)


-----------

 *  Less than 1%

(1) Mr. Vincent Tan was elected Chairman of the Board of Directors of our Company in February 1998. The common stock shown above includes (i) 6,035,466 shares beneficially owned by Berjaya and (ii) 20,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Tan that are exercisable within 60 days of August 31, 2000. As Chairman/Chief Executive Officer of Berjaya Group Berhad, the owner of 100% of the outstanding shares of Berjaya, Mr. Tan may be deemed to be the beneficial owner of all of the shares owned by Berjaya in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Mr. Tan disclaims ownership of the shares beneficially owned by Berjaya. The address for Mr. Tan and Berjaya is Level 28, Menara Shahzan Insas, 30 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.
(2) Includes (i) 215,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Sabi that are exercisable within 60 days of August 31, 2000 and (ii) 3,000 shares of common stock beneficially owned by Mr. Sabi. Mr. Sabi is an agent for Arab Multinational Investment Company and Societe Financiere Privee S.A. Geneve. Mr. Sabi disclaims ownership of (i) 160,565 shares beneficially owned by Arab Multinational Investment Company; and (ii) 411,950 shares beneficially owned by Societe Financiere Privee S.A. Geneve, in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934.
(3) Represents 25,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Friedman that are exercisable within 60 days of August 31, 2000.
(4) Represents 25,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Ratner that are exercisable within 60 days of August 31, 2000.
(5) Represents (i) 28,333 shares of common stock issuable upon exercise of options beneficially owned by Mr. Scobee that are exercisable within 60 days of August 31, 2000 and (ii) 500 shares of common stock beneficially owned by Mr. Scobee.
(6) Represents 30,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Lee that are exercisable within 60 days of August 31, 2000.
(7) Includes (i) 65,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Bernholz exercisable within 60 days of August 31, 2000, and (ii) 18,300 shares of common stock beneficially owned by Mr. Bernholz.
(8) Includes 408,333 shares of common stock subject to options that are exercisable within 60 days of August 31, 2000.


SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS

         The following table indicates any individual known to the Company to be a beneficial owner of more than five percent of the Company's common stock as of August 31, 2000.

    Name of Beneficial Owner                   Shared Beneficially Owned    Percent Ownership
Berjaya Group (Cayman) Limited(1)                      6,035,466                 62.2%

Dr. Christian F. Horn(2)                                 567,922                  5.9%

Cupertino Ventures Partnership III, L.P.(2)              551,256                  5.7%


(1) The common stock shown above includes (i) 6,035,466 shares beneficially owned by Berjaya. As Chairman/Chief Executive Officer of Berjaya Group Berhad, the owner of 100% of the outstanding shares of Berjaya, Mr. Tan may be deemed to be the beneficial owner of all of the shares owned by

     Berjaya in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Mr. Tan disclaims ownership of the shares beneficially owned by Berjaya.

(2) Includes (i) 16,666 shares of common stock beneficially owned by Dr. Horn and (ii) 551,256 shares beneficially owned by Cupertino Ventures Partnership III, L.P. ("Cupertino"). As the Managing Partner of Horn Ventures II, L.P., a General Partner of Cupertino, Dr. Horn may be deemed to the beneficial owner of all the shares owned by Supertino in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Dr. Horn served as Chairman of the Board of Directors of the Company from August 1996 to July 1997 and was a director of the Company from January 1994 to July 1997. He resigned from both capacities in July 1997. The address for Dr. Horn and Cupertino is 20300 Stevens Creek Blvd, Suite 330, Cupertino, California, 95104

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Berjaya directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). In January 1996, we entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with us. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants developed, but it is responsible for paying or reimbursing approved expenses incurred by Roadhouse Grill in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2% of gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or we may grant franchises to third parties in Hong Kong. In that event, we are entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to us of $10,000 per restaurant in the case of franchise and reservations fees and 2% of gross sales in the case of royalty fees. We did not recognize royalty income from Roadhouse Grill Hong Kong for fiscal year 1999, the transition period 1998 and fiscal year 1997.

         In January 1996, we also entered into a Master Development Agreement with Roadhouse Grill Asia, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least thirty Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or we may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between us and Roadhouse Grill Hong Kong.

          As of December 28, 1997, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. Since December 28, 1997, two of the franchised restaurants in Malaysia ceased operation. We recorded $16,000, $95,000, $51,000 and $44,000 in royalty income from those restaurants during fiscal year 1999, the transition period 1998, fiscal year 1997 and fiscal year 1996, respectively.

          At April 26, 1998 and December 28, 1997, we issued to Berjaya a promissory note for funds borrowed from Berjaya in the amounts of $1.5 million and $3.0 million, respectively.

          On January 12, 1998, we paid $1.5 million of the $3.0 million original amount due. On February 6, 1998, our Board of Directors approved the issuance of 400,000 shares of common stock to Berjaya, the majority shareholder of the Company, to convert the remaining $1.5 million of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. The transaction was consummated on September 30, 1998.

          On April 13, 1998, we received a promissory note from Berjaya for $1.0 million in borrowings from the Company, with an annual interest rate of 10.55%. The note was scheduled to be repaid to us on June 15, 1998. We extended payment of the note to July 24, 1998, at which date the note was paid.

          During the fourth quarter of 1997, we engaged NRG, a real estate and retailing consulting firm, and SABi, a management consulting and investment firm, to provide specified real estate development and management consulting services to us, addressing problems from previous management actions. Ayman Sabi wholly owns SABi and NRG is an affiliate of Ayman Sabi. Mr. Sabi is a director of the Company and is our President and Chief Executive Officer. Martin Bernholz, President of NRG, is our Secretary and in-house counsel. During fiscal year 1999, we paid fees and reimbursed expenses in the aggregate amount of $554,000 to NRG. We did not make any payments to SABi during fiscal year 1999. During the transition period, we paid fees and reimbursed expenses in the aggregate amount of $141,048 to NRG. We did not make any payments to SABi during the transition period. During fiscal year 1997, we paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively. We believe amounts paid for services rendered by NRG and SABi were fair and competitive, and represented the fair market value of such services.

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

         2.       Financial Statement Schedules

                  Financial Statement Schedules are listed in the accompanying "Index to Financial Statements" on Page F-1.

         3.       Exhibits

                  The exhibits filed with or incorporated by reference in this report are as follows:

                                INDEX TO EXHIBITS

         The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. The exchibits indicated by (+) have been previously filed with the Company's 10-K.

                Exhibit    Description
                -------    -----------

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

                Exhibit    Description
                -------    -----------

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

                  10.16* Promissory note, dated August 16, 1996, made by the Company in favor of Berjaya (Exhibit 10.30 to the Registration Statement).

                Exhibit    Description
                -------    -----------

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

                  10.25* Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated September 12, 1997 (Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

                  10.26* Mortgage and Security Agreement by and between the Company and Finova Capital Corporation, dated September 5, 1997 (Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

                  10.27* Promissory Note, dated September 5, 1997, made by the Company in favor of Finova Capital Corporation (Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28,
                           1997).

                Exhibit    Description
                -------    -----------

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

                Exhibit    Description
                -------    -----------

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

                  10.39* Promissory Note with First Union National Bank (Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 24,
                           1999).

                  21.1+    Subsidiaries of the Registrant

                  27+      Financial Data Schedule (for SEC use only)

(b)      REPORTS ON FORM 8-K:

         The Company filed no reports on Form 8-K during the period covered by this Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of August, 2000.

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

           Signatures                                  Title                                  Date
           ----------                                  -----                                  ----

          /s/ Ayman Sabi                    President, Chief Executive                  August 31, 2000
------------------------------------        Officer and Director
         Ayman Sabi                         (Principal Executive Officer)


         /s/ Ayman Sabi                     Acting Chief Financial Officer              August 31, 2000
------------------------------------        (Principal Financial Officer
         Ayman Sabi                         and  Principal Accounting Officer)


         /s/ Vincent Tan                    Chairman of the Board                       August 31, 2000
------------------------------------        of Directors
         Vincent Tan


         /s/ Philip Friedman                Director                                    August 31, 2000
------------------------------------
         Philip Friedman


          /s/ Phillip Ratner                Director                                    August 31, 2000
------------------------------------
         Phillip Ratner


         /s/ Alain K.K. Lee                 Director                                    August 31, 2000
------------------------------------
         Alain K.K. Lee



                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----

Independent Auditors' Report .......................................................................       F-2

Consolidated Balance Sheets as of April 30, 2000 and April 25, 1999 ................................       F-3

Consolidated Statements of Operations for the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two
         Weeks Ended April 25, 1999, the Seventeen Weeks Ended April 26, 1998, and the Fifty-Two
         Weeks Ended December 28, 1997 .............................................................       F-4

Consolidated Statements of Changes in Shareholders' Equity for the Fifty-Three Weeks Ended April 30,
         2000, the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks Ended April 26, 1998,
         and the Fifty-Two Weeks Ended December 28, 1997 ...........................................       F-5

Consolidated Statements of Cash Flows for the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two
         Weeks Ended April 25, 1999, the Seventeen Weeks Ended April 26, 1998, and the Fifty-Two
         Weeks Ended December 28, 1997 .............................................................       F-6

Notes to Consolidated Financial Statements .........................................................       F-7



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

As discussed in Note 1 to the financial statements, the Company changed its accounting for pre-opening costs in 2000.

KPMG LLP

June 16, 2000
Miami, Florida

                              ROADHOUSE GRILL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        April 30, 2000 and April 25, 1999

                     ($ in thousands, except per share data)

                                                                                            April 30,           April 25,
                                                                                              2000                1999
                                                                                            --------            --------
                                 Assets

Current assets:
  Cash and cash equivalents ....................................................            $    378            $    975
  Accounts receivable ..........................................................               1,026               1,279
  Inventory ....................................................................               1,622               1,181
  Pre-opening costs, net .......................................................                  --               1,222
  Deferred tax assets, net .....................................................                 431                 573
  Prepaid expenses .............................................................               2,127                 992
                                                                                            --------            --------
     Total current assets ......................................................               5,584               6,222

Note receivable ................................................................                  84                 167
Property & equipment, net ......................................................              92,469              77,821
Intangible assets, net of accumulated amortization of $386
  and $227 at April 30, 2000 and April 25, 1999, respectively ..................               2,276               2,031
Deferred tax assets, net .......................................................               1,678               1,697
Other assets ...................................................................               3,221               3,345
                                                                                            --------            --------

      Total assets .............................................................            $105,312            $ 91,283
                                                                                            ========            ========

            Liabilities and Shareholders' Equity Current liabilities:

  Accounts payable .............................................................            $ 11,666            $  4,692
  Accrued expenses .............................................................               7,317               4,476
  Current portion of long-term debt ............................................               1,252               1,047
  Current portion of capital lease obligations .................................               1,280               1,593
                                                                                            --------            --------
      Total current liabilities ................................................              21,515              11,808

Long-term debt .................................................................              24,409              18,458
Capital lease obligations ......................................................               5,199              10,340
                                                                                            --------            --------

     Total liabilities .........................................................              51,123              40,606

Shareholders' equity:

  Common stock $0.03 par value. Authorized 30,000,000
      shares; issued and outstanding 9,708,741 shares as of
      April 30, 2000 and April 25, 1999 ........................................                 291                 291
  Additional paid-in capital ...................................................              50,039              50,039
  Retained earnings ............................................................               3,859                 347
                                                                                            --------            --------

      Total shareholders' equity ...............................................              54,189              50,677

      Total liabilities and shareholders' equity ..............................             $105,312            $ 91,283
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

                     ($ in thousands, except per share data)

                                                          April 30, 2000    April 25, 1999    April 26, 1998  December 28, 1997
                                                          --------------    --------------    --------------  -----------------
TOTAL REVENUES ......................................      $   148,495       $   120,681       $    37,684       $    92,795
Cost of restaurant sales:
   Food and beverage ................................           48,710            39,505            12,130            30,991
   Labor and benefits ...............................           43,201            33,897            10,340            27,849
   Occupancy and other ..............................           29,879            23,776             7,856            17,577
   Pre-opening expenses .............................            2,387             1,318               520             2,021
                                                           -----------       -----------       -----------       -----------

   Total cost of restaurant sales ...................          124,177            98,496            30,846            78,438
                                                                                                                 -----------

Depreciation and amortization .......................            8,510             7,351             2,145             4,981
General and administrative ..........................            8,241             6,766             2,210             6,208
Impairment of long-lived assets .....................               --                --                --             1,120
                                                           -----------       -----------       -----------       -----------

    Total operating expenses ........................          140,928           112,613            35,201            90,747
                                                           -----------       -----------       -----------       -----------

   Operating income .................................            7,567             8,068             2,483             2,048
                                                                                                                 -----------

Other income (expense):
   Interest expense, net ............................           (2,301)           (2,210)             (719)           (1,552)
   Equity in net income of affiliates ...............               --                (3)               57                62
   Other, net .......................................               --               386               119               320
   Loss on sale of investment in affiliate ..........               --                --                --              (611)

                                                           -----------       -----------       -----------       -----------

        Total other (expense) .......................           (2,301)           (1,827)             (543)           (1,781)
                                                           -----------       -----------       -----------       -----------
        Income  before taxes and cumulative
           effect of change in accounting principle .            5,266             6,241             1,940               267

Income tax expense ..................................              801               233                81               175
                                                           -----------       -----------       -----------       -----------
        Income before cumulative effect of
          change in accounting principle ............            4,465             6,008             1,859                92

Cumulative effect of change in accounting
   principle (net of tax benefit of $269) ...........             (953)               --                --                --
                                                           -----------       -----------       -----------       -----------

Net Income ..........................................      $     3,512       $     6,008       $     1,859       $        92
                                                           ===========       ===========       ===========       ===========

Basic net income per common share:
   Basic income before cumulative
      effect of change in accounting principle ......      $      0.46       $      0.63       $      0.20       $      0.01
   Cumulative effect of change in accounting
      principle .....................................            (0.10)               --                --                --

                                                           -----------       -----------       -----------       -----------
Basic net income per common share ...................      $      0.36       $      0.63       $      0.20       $      0.01
                                                           ===========       ===========       ===========       ===========
Diluted net income per common share:
   Diluted income before cumulative effect of
      change in accounting principle ................      $      0.46       $      0.62       $      0.20       $      0.01
   Cumulative effect of change in accounting
      principle .....................................            (0.10)               --                --                --
                                                           -----------       -----------       -----------       -----------
Diluted net income per common share .................      $      0.36       $      0.62       $      0.20       $      0.01
                                                           ===========       ===========       ===========       ===========
Weighted-average common shares outstanding ..........        9,708,741         9,536,631         9,305,408         9,305,408
                                                           ===========       ===========       ===========       ===========
Weighted-average common shares and share
   equivalents outstanding-assuming dilution ........        9,792,019         9,668,469         9,326,642         9,305,408
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

                                ($ in thousands)

                                        Common Stock               Preferred Stock         Additional
                                   -----------------------     -----------------------      Paid-in-      Retained
                                     Shares        Amount       Shares         Amount       Capital       Earnings        Total
                                   ---------     ---------     ---------     ---------     ----------    ---------      ---------
Balance December 29, 1996 ....     9,305,408     $     279            --            --     $  48,433     $  (7,612)     $  41,100
   Deferred compensation .....            --            --            --            --           103            --            103
   Net income ................            --            --            --            --            --            92             92
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance December 28, 1997 ....     9,305,408           279            --            --        48,536        (7,520)        41,295
   Net income ................            --            --            --            --            --         1,859          1,859
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance April 26, 1998 .......     9,305,408           279            --            --        48,536        (5,661)        43,154
   Stock options exercised ...         3,333            --            --            --            15            --             15
   Conversion of debt
   to equity .................       400,000            12            --            --         1,488            --          1,500
   Net income ................            --            --            --            --            --         6,008          6,008
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance April 25, 1999 .......     9,708,741            --
                                                                      --            --        50,039           347         50,677
   Net income ................            --            --            --            --            --         3,512          3,512
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance April 30, 2000 .......     9,708,741     $     291            --     $      --     $  50,039     $   3,859      $  54,189
                                   =========     =========     =========     =========     =========     =========      =========


          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Fifty-Three Weeks Ended April 30, 2000, the Fifty-Two Weeks Ended
            April25, 1999, the Seventeen Weeks Ended April 26, 1998,
                and the Fifty-Two Weeks Ended December 28, 1997

                                ($ in thousands)

                                                  April 30,     April 25,     April 26,    December 28,
                                                    2000          1999          1998          1997
                                                  --------      --------      --------     ------------
Cash flows from operating activities
   Net income ...............................     $  3,512      $  6,008      $  1,859      $     92
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization ..........        8,510         8,669         2,665         7,002
     Provision for bad debt .................           83            --            --            --
     Deferred tax expense (benefit) .........          161        (1,849)         (421)           --
     Non-cash compensation expense ..........           --            --            --           103
     Equity in net income (loss) of affiliate           --             3           (57)          (62)
     Cumulative effect of change in
       accounting principle .................        1,222            --            --            --
     Impairment of long-lived assets ........           --            --            --         1,120
     Loss on sale of restaurant .............           --            --            --           611
     Changes in assets and liabilities:
     Decrease (increase) in accounts
       receivable ...........................          253        (1,037)          (80)           79
     (Increase) in inventory ................         (441)         (208)           (9)         (116)
     (Increase) in pre-opening costs ........           --        (1,573)         (383)       (1,618)
     (Increase) decrease in prepaid expenses        (1,135)         (450)          273          (237)
     Decrease (increase) in other assets ....           35           247          (478)       (1,911)
     Increase (decrease) in accounts payable         6,974          (166)        1,097        (1,486)
     Increase (decrease) increase in accrued
       expenses .............................        2,840          (991)        1,108         1,361
                                                  --------      --------      --------      --------
       Net cash provided by operating
         activities .........................       22,014         8,653         5,574         4,938
                                                  --------      --------      --------      --------
Cash flows from investing activities
   Dividends received from affiliate ........           --            93            70            58
   Advances to affiliates, net ..............           --             9             9           (41)
   Payments for intangibles .................         (404)          (20)           (5)          (31)
   Acquisition of restaurant, net of cash
     acquired ...............................           --        (1,359)           --            --
   Note from related party for borrowed funds           --            --        (1,000)           --
   Issuance of promissory note ..............           --            --          (100)           --
   Payment received from note from related
     party ..................................           --         1,000            --            --
   Payment received from notes receivable ...           --           128            26            75
   Proceeds from sale-leaseback transactions         5,700         2,787            --         4,287
   Purchase of property and equipment .......      (32,694)      (14,592)       (5,595)      (15,193)
   Deposit on Kendall restaurant acquisition            --            --            --          (400)
   Capital contribution to affiliate ........           --            --            --           (25)
                                                  --------      --------      --------      --------
       Net cash used in investing activities       (27,398)      (11,954)       (6,595)      (11,270)
                                                  --------      --------      --------      --------
Cash flows from financing activities
   Repayment of amount due to related party .           --            --        (1,500)       (2,000)
   Proceeds from long-term debt .............        7,196         2,651         2,880        15,000
   Repayment of long-term debt ..............       (1,039)         (741)         (171)       (8,542)
   Payments on capital lease obligations ....       (1,370)       (1,204)         (366)         (650)
   Proceeds from issuance of common stock ...           --            15            --            --
                                                  --------      --------      --------      --------
       Net cash provided by financing
         activities .........................        4,787           721           843         3,808
                                                  --------      --------      --------      --------

(Decrease) in cash and cash equivalents .....         (597)       (2,580)         (178)       (2,524)
Cash and cash equivalents at beginning of
  year ......................................          975         3,555         3,733         6,257
                                                  ========      ========      ========      ========
Cash and cash equivalents at end of year ....     $    378      $    975      $  3,555      $  3,733
                                                  ========      ========      ========      ========
Supplementary disclosures:
   Interest paid ............................     $  2,782      $  2,532      $    809      $  2,215
                                                  ========      ========      ========      ========
   Income taxes paid ........................     $    923      $  2,223      $     23      $    156
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

                  The consolidated financial statements include the financial statements of Roadhouse Grill, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                  On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year. The new fiscal year ends on the last Sunday in April. The Company filed a Form 10-K/A for the transition period which was from December 29, 1997 through April 26, 1998. The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, the fourth quarter consists of fourteen weeks.

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

(2)      STATEMENT OF OPERATIONS

         The following represents the Company's (unaudited) Statement of Operations for the 17 weeks ended April 27, 1997:

                      (in thousands, except per share data)

                                                        April 27,
                                                          1997
                                                      -----------
TOTAL REVENUE ..................................      $    30,285

Cost of restaurant sales:
   Food and beverage ...........................           10,056
   Labor and benefits ..........................            8,957
   Occupancy and other .........................            6,214
   Total cost of restaurant sales ..............           25,227

Depreciation and amortization ..................            1,454
General and administrative .....................            1,773
                                                      -----------
    Total operating expenses ...................           28,454
                                                      -----------

   Operating income ............................            1,831

Other income (expense):
   Interest expense, net .......................             (347)
   Equity in net income of affiliates ..........               29
   Other, net ..................................              110
   Loss on sale of investment in affiliate .....               --
                                                      -----------

        Total other expense ....................             (208)
                                                      -----------

   Income before taxes .........................            1,623

   Income tax expense ..........................               40
                                                      -----------

        Net income .............................      $     1,583
                                                      ===========

Basic and diluted net income per common share ..      $      0.17
                                                      ===========

Weighted average common shares
outstanding ....................................        9,305,408

                                                      ===========
Weighted average common shares and
share equivalents outstanding - assuming
dilution .......................................        9,315,307
                                                      ===========


The unaudited Statement of Operations for the 17 weeks ended April 27, 1997 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of operations for the 17 weeks ended April 27, 1997.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment, net consist of the following:


                                                                            ($ in thousands)
                                                                                                    Estimated
                                                       April 30, 2000         April 25, 1999       Useful Lives
                                                       --------------         --------------       -------------
Building ...................................              $  15,958             $  25,215             20 years
Land .......................................                 13,257                11,699                    -
Furniture and equipment ....................                 25,604                21,730            3-7 years
Leasehold improvements .....................                 56,015                34,816           7-20 years
                                                          ---------             ---------
                                                            110,834                93,460

Less: accumulated depreciation .............               (26,018)              (18,392)
                                                          ---------             ---------
                                                             84,816                75,068
Construction in progress ...................                  7,653                 2,753
                                                          =========             =========
                                                          $  92,469             $  77,821
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

(4)      CAPITAL LEASES

         The following is a schedule of future minimum lease payments required under capital leases as of April 30, 2000:

                                           ($ in thousands)
           2001 ...................................................      $ 1,917
           2002 ...................................................        1,281
           2003 ...................................................          641
           2004 ...................................................          608
           2005 ...................................................          589
           Thereafter .............................................        4,100
                                                                         -------
           Total minimum lease payments ...........................        9,136
           Less: amount representing interest at varying rates
              ranging from 9 percent to 13 percent ................       (2,657)
                                                                         -------
           Present value of net minimum capital lease payments ....        6,479

           Less: current portion of capital lease obligations .....        1,280
                                                                         -------
           Minimum capital lease obligations excluding current
              portion .............................................      $ 5,199
                                                                         =======

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

         The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 30, 2000:

                                              ($ in thousands)

           2001 ............................      $ 5,954
           2002 ............................        5,944
           2003 ............................        5,928
           2004 ............................        5,889
           2005 ............................        5,817
           Thereafter ......................       27,802
                                                  -------
           Total minimum lease payments ....      $57,334
                                                  =======

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

         The Company accounted for these investments under the equity method. Summarized income statement information for the Kendall and Boca investments are as follows:

                                               ($ in thousands)

                                                                  Seventeen            Fifty-two
                                                                    Weeks                Weeks
                                                                    Ended                Ended
           Summarized Income Statement Information:             April 26, 1998      December 28, 1997
           ----------------------------------------             --------------      -----------------
           Revenue .....................................            $1,055               $3,227
                                                                    ======               ======
           Operating income ............................            $  181               $  335
                                                                    ======               ======
           Net income ..................................            $  187               $  287
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

(7)      LONG-TERM DEBT

         A summary of long-term debt, as of April 30, 2000 and April 25, 1999, respectively, follows:

                                               ($ in thousands)

                                                                                            2000                1999
                                                                                           -------             ------
Loan payable to Finova Capital Corporation in the principal amount of $15.0 million; interest payable at 9.55%; principal and interest payable in equal consecutive monthly installments of $157,087 each through October 1, 2012
The facility consists of a 15-year term loan collateralized by real estate. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The
remaining balance of $7.3 million, net of fees and other costs, was primarily              $13,680             14,230
used for expansion of the Company's operations.

Loan payable to Finova Capital Corporation in the principal amount of $2.9 million; interest payable at 8.96%; principal and interest payable in equal consecutive monthly installments of $36,420 each through April 2008. The facility consists of a 10-year loan collateralized by personal property and fixtures at four Company owned-restaurants. The proceeds, net of fees and other
costs, were used primarily for expansion of the Company's operations.                        2,472              2,677

Note payable to First Union National Bank in the principal amount of $1.3 million; interest payable at one-month LIBOR rate plus 1.90%; principal and interest payable in consecutive monthly installments through March 1, 2004
The loan is a 5-year term loan collateralized by personal property and
fixtures at the Company's new corporate facility.                                            1,253              1,323




                                                                                            2000                1999
                                                                                           -------             ------

Master Security Agreement with Pacific Financial Company for three 5-year term loans in the principal amount of $1.3 million; interest payable at 10.74%;
principal and interest payable in equal consecutive monthly
installments of $26,356 through February 2004.  There is a principal balloon payment of $132,400 due at the end of the term.  The loans are collateralized by personal property and fixtures at three Company-owned
restaurants.                                                                                 1,060              1,275

Loan payable to First Union National Bank in the principal amount of $1.0 million; principal and interest payable in consecutive monthly installments through May 1, 2010.  The loan was originally short-term in nature, as a
120-day promissory note.  However, this note was refinanced to a 10-year
loan with the interest payable at one-month LIBOR rate plus 1.75%.                           1,000                 --

Working Capital Line of Credit payable to Finova Capital Corporation in the principal amount of $5 million; interest payable at prime rate plus 2%;
principal balloon payments of $1.0 million, $2.0 million, $1.0 million, and
$1.0 million due November 15, 2001, October 28, 2001, December 9, 2001 and
January 13, 2002, respectively, interest payable on a monthly basis.                         5,000                 --

Note payable to Finova in the principal amount of $1.196 million; interest payable at 10.11%; principal and interest payable in equal consecutive
monthly installments of $14,366 through May 1, 2012.                                       $ 1,196                 --
                                                                                           -------            -------

Total long-term debt obligations                                                            25,661             19,505

Less current installments                                                                    1,252              1,047
                                                                                           -------            -------
Long-term debt, net of current installments                                                $24,409             18,458
                                                                                           =======            =======





         Annual maturities on notes payable as of April 30, 2000 are as follows:

                                 ($ in thousands)

           2001 ....................            $ 1,252
           2002 ....................              6,384
           2003 ....................              1,505
           2004 ....................              2,643
           2005 ....................              1,386
           Thereafter ..............             12,491
                                                -------
                                                 25,661
                                                =======

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

         At April 30, 2000, there were 419,971 additional shares available for grant under the Original Plan and the 1998 Plan. The weighted average fair value of stock options granted during Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997 was as follows using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Fifty-Three            Fifty-Two            Seventeen             Fifty-Two
                                               Weeks Ended           Weeks Ended          Weeks Ended           Weeks Ended
                                              April 30, 2000        April 25, 1999       April 26, 1998      December 28, 1997
                                              --------------        --------------       --------------      -----------------
Weighted average fair value .......                 3.81             $    3.10             $    2.05             $    3.49
Expected dividend yield ...........                  0.0%                  0.0%                  0.0%                  0.0%
Risk-free interest rate ...........                  5.2%                  4.5%                  5.5%                  6.1%
Historical volatility .............                   70%                 66.4%                 63.6%                 63.6%
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

         Stock option activity during the periods indicated is as follows:

                                                          Number of     Weighted Average
                                                           Shares       Exercise Price
                                                           ------       --------------
         Balance at December 29, 1996................      544,740          7.52
              Granted................................      188,000          6.72
              Exercised..............................           --            --
              Forfeited..............................      (15,068)         6.86
              Expired................................      (18,349)         7.13

         Balance at December 28, 1997................      699,323          6.66
              Granted................................      315,000          3.50
              Exercised..............................           --            --
              Forfeited..............................      (24,331)         6.75
              Expired................................       (1,287)         7.14

         Balance at April 26, 1998...................      988,705          5.65
              Granted................................      324,500          6.00
              Exercised..............................       (3,333)         4.50
              Forfeited..............................      (52,352)         6.75
              Expired................................     (428,563)         6.66

         Balance at April 25, 1999...................      828,957          5.25
              Granted...............................        55,505          6.00
              Exercised..............................           --            --
              Forfeited..............................       51,767          6.27
              Expired................................           --            --

         Balance at April 30, 2000...................      832,695          5.24


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

(10)     INCOME TAXES

         Income tax expense for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997 consists of the following:


                                                                           ($ in thousands)


                                                   April 30,           April 25,           April 26,         December 28,
                                                     2000               1999                 1998                1997
                                                   ---------           ---------           ---------         ------------
         Current:
            Federal ...................            $   295             $ 1,748             $   458             $   103
            State .....................                 76                 334                  44                  72
                                                   -------             -------             -------             -------
                                                       371               2,082                 502                 175
         Deferred:
            Federal ...................                291              (1,849)               (421)                 --
            State .....................                139                  --                  --                  --
                                                   -------             -------             -------             -------
                                                       430              (1,849)               (421)                 --
         Total income tax expense
            before tax benefit from
            cumulative effect of
            change in accounting
            principle .................            $   801             $   233             $    81             $   175
                                                   =======             =======             =======             =======
         Tax benefit from
            cumulative change in
            accounting principle ......               (269)                 --                  --                  --
                                                   =======             =======             =======             =======
         Total income tax expense .....            $   532             $   233             $    81             $   175
                                                   =======             =======             =======             =======


         The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:

                                                                                ($ in thousands)

                                                                          April 30,           April 25,
                                                                            2000                1999
                                                                          ---------           ---------
         Deferred tax assets:
             Tax credit carryforwards ........................            $ 1,014             $   792
             Pre-opening expenses, differences principally
                 due to differences in amortization ..........                 --                 254
             Accrued workers' compensation ...................                126                 189
             Property and equipment ..........................                664               1,667
             Other ...........................................                476                 667
             Less: valuation allowance .......................                 --              (1,122)
                                                                          -------             -------
                                                                            2,280               2,447
         Deferred tax liabilities:

             Other ...........................................               (171)               (177)
                                                                          -------             -------
                                                                          $ 2,109             $ 2,270
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

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes), for Fiscal Year 2000 and Fiscal Year 1999 as follows:

                                                                       April 30,         April 25,
                                                                        2000               1999
                                                                      --------           --------
         Income taxes at statutory rates ......................          34.00%             34.00%
         State and local taxes, net of federal tax benefit ....           2.70%              3.01%
         FICA tip tax credit ..................................           2.91%              2.15%
         Utilization of tax credit carryforwards ..............          (8.55)%           (12.79)%
         Other items ..........................................           3.62%              0.08%
         Release of valuation allowance .......................         (19.47)%           (22.72)%
                                                                      --------           --------
                                                                         15.21%              3.73%
                                                                      ========           ========

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

         The Company has filed its 1998 Form 5500 with the Internal Revenue Service. As of June 16, 2000, the Company has not filed the 1998 audited financial statements for its 401(k) plan, as required by the IRS. Management has not been notified by the IRS of any penalties associated with their delinquent filing. Management is in the process of completing its 401(k) plan financial statements and plans to file these statements as soon as practicable. Management does not believe that the delinquent filing of its audited 401(k) plan financial statements will have a material adverse effect on the Company's financial position or results of operations.

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

         During the fourth quarter of 1997, the Company engaged National Retail Group, Inc. ("NRG"), a real estate and retailing consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company. SABi is wholly-owned by Ayman Sabi. NRG is an affiliate of Ayman Sabi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. Martin Bernholz, President of NRG, is Secretary of the Company and in-house counsel of the Company as of April 25, 1999. During Fiscal Year 2000 and Fiscal Year 1999, the Company paid fees and reimbursed expenses in the aggregate amount of $1,069,316, $554,000, respectively to NRG. The Company did not make any payments to SABi during Fiscal Year 2000 or Fiscal Year 1999. During the Stub Period 1998, the Company paid fees and reimbursed expenses in the aggregate amount of $141,048 to NRG. The Company did not make any payments to SABi during the Stub Period 1998. During Fiscal Year 1997, the Company paid fees and reimbursed expenses in the aggregate amounts of $168,214 and $60,000 to NRG and SABi, respectively.

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

                                                                    Fifty-two Weeks Ended April 30, 2000
                                                             ----------------------------------------------------
                                                             Net Income             Shares               Amount
                                                             ----------            ---------            ---------
                                                                    ($ in thousands, except per share data)
     BASIC EPS

     Net income available
     to common shareholders                                   $   3,512            9,708,741            $    0.36

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                                   --               83,278                   --
                                                              ---------            ---------            ---------

     DILUTED EPS                                              $   3,512            9,792,019            $    0.36
                                                              =========            =========            =========


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

                                                                     Fifty-two Weeks Ended April 25, 1999
                                                             ----------------------------------------------------
                                                             Net Income             Shares               Amount
                                                             ----------            ---------            ---------
                                                                     ($ in thousands, except per share data)
     BASIC EPS

     Net income available
     to common shareholders                                   $   6,008            9,536,631            $    0.63

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                                   --              131,838                 (.01)
                                                              ---------            ---------            ---------

     DILUTED EPS                                              $   6,008            9,668,469            $    0.62
                                                              =========            =========            =========

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

                                                                    Seventeen Weeks Ended April 26, 1998
                                                             ----------------------------------------------------
                                                             Net Income             Shares               Amount
                                                             ----------            ---------            ---------
                                                                    ($ in thousands, except per share data)
     BASIC EPS

     Net income available
     to common shareholders                                   $   1,859            9,305,408            $    0.20

     EFFECT OF DILUTIVE SECURITIES

     Stock options                                                   --               21,234                   --
                                                              ---------            ---------            ---------

     DILUTED EPS                                              $   1,859            9,326,642            $    0.20
                                                              =========            =========            =========

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

(17)     QUARTERLY FINANCIAL DATA  (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for Fiscal Year 2000 and Fiscal Year 1999 with the quarters structured according to the new fiscal year:

                                                                       ($ in thousands, except per share data)
                                                       ---------------------------------------------------------------------
                                                        1ST QTR       2ND QTR        3RD QTR       4TH QTR        TOTAL YEAR
                                                       --------       --------       --------      --------      -----------
2000:
   Total revenues                                      $ 35,232       $ 32,331       $ 35,842      $ 45,090      $   148,495
   Operating income                                       2,101            326            806         4,334            7,567
   Income (loss) before cumulative effect of
      change in accounting principle                      1,186           (212)           204         3,287            4,465
   Cumulative effect of change in accounting
       principle                                           (953)            --             --            --             (953)
   Net income (loss)                                   $    233       $   (212)      $    204      $  3,287      $     3,512
   Basic net income (loss) per common share:
      Basic income (loss) before cumulative
         effect of change in accounting principle      $   0.12       $  (0.02)      $   0.02      $   0.34      $      0.46
      Cumulative effect of change in
         accounting principle                             (0.10)            --             --            --            (0.10)
   Basic net income (loss) per common share            $   0.02       $  (0.02)      $   0.02      $   0.34      $      0.36
   Diluted net income (loss) per common share:
      Diluted income (loss) before cumulative
         effect of change in accounting principle      $   0.12       $  (0.02)      $   0.02      $   0.34      $      0.46
      Cumulative effect of change in
         accounting principle                             (0.10)            --             --            --            (0.10)
   Diluted net income (loss) per common share          $   0.02       $  (0.02)      $   0.02      $   0.34      $      0.36

1999:
   Total revenues                                      $ 29,040       $ 28,181       $ 28,749      $ 34,711      $   120,681
   Operating income                                       1,668          1,469          2,213         2,718            8,068
   Pretax income                                          1,294            954          1,766         2,227            6,241
   Net income                                          $  1,260       $    904       $  1,716      $  2,128      $     6,008
   Basic net income per common share                   $   0.14       $   0.10       $   0.18      $   0.22      $      0.63
   Diluted net income per common share                 $   0.13       $   0.10       $   0.18      $   0.22      $      0.62


