Form 10-Q
period 2000-07-30
ROADHOUSE GRILL INC
filed 2000-09-13
CIK 1019376

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Thirteen Weeks Ended July 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28930

                              ROADHOUSE GRILL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                     65-0367604
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

               2703-A GATEWAY DRIVE, POMPANO BEACH, FLORIDA 33069
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                  Registrant's telephone number (954) 957-2600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's common stock outstanding as of September 8, 2000 was 9,708,741.

================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                       THIRTEEN WEEKS ENDED JULY 30, 2000

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of July 30, 2000 (unaudited)
                       and April 30, 2000...............................................................      1

                  Consolidated Statements of Income for the Thirteen
                      Weeks Ended July 30, 2000 and July 25, 1999 (unaudited) ..........................      2

                  Consolidated Statement of Changes in Shareholders'
                       Equity for the Thirteen Weeks Ended July 30, 2000 (unaudited) ...................      3

                  Consolidated Statements of Cash Flows for the Thirteen
                      Weeks Ended July 30, 2000 and July 25, 1999 (unaudited) ..........................      4

                  Notes to Consolidated Financial Statements............................................      5


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      7



PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     12

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     12

SIGNATURES        ......................................................................................     13

EXHIBIT INDEX

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                           CONSOLIDATED BALANCE SHEETS
                        July 30, 2000 and April 30, 2000
                  (Dollars in thousands, except per share data)


                                                                                    July 30,           April 30,
                                                                                      2000                2000
                                                                               --------------------   -------------
                                                                                   (Unaudited)
                                 ASSETS

Current assets:
  Cash and cash equivalents ...............................................         $    439         $    378
  Accounts receivable .....................................................            1,006            1,026
  Inventory ...............................................................            1,640            1,622
  Deferred tax assets, net ................................................              431              431
  Prepaid expenses ........................................................            2,177            2,127
                                                                                    --------         --------
     Total current assets .................................................            5,693            5,584

Note receivable ...........................................................               --               84
Property & equipment, net .................................................           93,734          92,469
Intangible assets, net of accumulated amortization of $429 and $386
  at July 30, 2000 and April 30, 2000, respectively .......................            2,233            2,276
Deferred tax assets, net ..................................................            1,678            1,678
Other assets ..............................................................            3,423            3,221
                                                                                    --------         --------

      Total assets ........................................................         $106,761         $105,312
                                                                                    ========         ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................         $  8,132         $ 11,666
  Accrued expenses ........................................................            6,223            7,317
  Current portion of long-term debt .......................................            1,395            1,252
  Current portion of capitalized lease obligations ........................            1,474            1,280
                                                                                    --------         --------
      Total current liabilities ...........................................           17,224           21,515

Long-term debt ............................................................           28,335           24,409
Capitalized lease obligations .............................................            7,243            5,199
                                                                                    --------         --------

     Total liabilities ....................................................           52,802           51,123

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of
  July 30, 2000 and April 30, 2000 ........................................              291              291
Additional paid-in-capital ................................................           50,039           50,039
Retained earnings .........................................................            3,629            3,859
                                                                                    --------         --------

      Total shareholders' equity ..........................................           53,959           54,189
Commitments and contingencies (Note 2) ....................................               --               --
                                                                                    --------         --------
      Total liabilities and shareholders' equity ..........................         $106,761         $105,312
                                                                                    ========         ========

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
          For the Thirteen Weeks Ended July 30, 2000 and July 25, 1999
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                         THIRTEEN WEEKS ENDED
                                                    --------------------------------
                                                       JULY 30,           JULY 25,
                                                        2000                 1999
                                                    -----------          -----------

Total revenues ............................         $    41,317          $    35,232

Cost of restaurant sales:
   Food and beverage ......................              13,948               12,045
   Labor and benefits .....................              12,774               10,014
   Occupancy and other ....................               8,288                6,879
   Pre-opening expenses ...................                 918                   47
                                                    -----------          -----------
   Total cost of restaurant sales .........              35,928               28,985

Depreciation and amortization .............               2,401                2,012
General and administrative expenses .......               2,686                2,134
                                                    -----------          -----------
   Total operating expenses ...............              41,015               33,131
                                                    -----------          -----------

   Operating income .......................                 302                2,101

Other expense:
   Interest expense, net ..................                 668                  581
                                                    -----------          -----------
        Income (loss) before taxes and
          cumulative effect of change
          in accounting principle .........                (366)               1,520
Income tax expense (benefit) ..............                (136)                 334
                                                    -----------          -----------
        Income (loss) before
          cumulative effect of
          change in accounting principle ..                (230)               1,186
Cumulative effect of change in
  accounting principle (net of tax
  benefit of $269) ........................                  --                 (953)
                                                    -----------          -----------
Net income (loss) .........................         $      (230)         $       233
                                                    ===========          ===========

Basic net income (loss) per common share:
  Basic income (loss) before cumulative
    effect of change in accounting
    principle .............................         $     (0.02)         $      0.12
  Cumulative effect of change in
    accounting principle ..................                  --                (0.10)
                                                    -----------          -----------
Basic net income (loss) per common
  share ...................................         $     (0.02)         $      0.02
                                                    ===========          ===========
Diluted net income (loss) per common share:
  Diluted income (loss) before
    cumulative effect of change in
    accounting principle ..................         $     (0.02)         $      0.12
  Cumulative effect of change in
    accounting principle ..................                  --                (0.10)
                                                    -----------          -----------
Diluted net income (loss) per common
     share ................................         $     (0.02)         $      0.02
                                                    ===========          ===========
Weighted-average common shares
     outstanding ..........................           9,708,741            9,708,741
                                                    ===========          ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution ....................           9,708,741            9,874,688
                                                    ===========          ===========


          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Thirteen Weeks Ended July 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)



                                       COMMON STOCK                ADDITIONAL
                                 ------------------------           PAID-IN-          RETAINED
                                 SHARES            AMOUNT           CAPITAL           EARNINGS            TOTAL
                                 ------            ------           -------           --------            -----

Balance April 30, 2000         9,708,741         $     291         $  50,039         $   3,859          $  54,189

Net loss .............                --                --                --              (230)              (230)
                               ---------         ---------         ---------         ---------          ---------
Balance July 30, 2000          9,708,741         $     291         $  50,039         $   3,629          $  53,959
                               =========         =========         =========         =========          =========

















































          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Thirteen Weeks Ended July 30, 2000 and July 25, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                       JULY 30,        JULY 25,
                                                                                         2000            1999
                                                                                       -------          -------
Cash flows from operating activities
   Net income (loss) .........................................................         $  (230)         $   233
Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization ...........................................           2,401            2,012
     Cumulative effect of change in accounting principle .....................              --            1,222
     Deferred tax benefit ....................................................              --             (269)

   Changes in assets and liabilities:
     (Increase) in accounts receivable .......................................              20             (113)
     (Increase) in inventory .................................................             (18)             (38)
     (Increase) in prepaid expense ...........................................             (50)            (182)
     (Increase) in other assets ..............................................            (232)            (255)
     Increase (decrease) in accounts payable .................................          (3,534)             277
     (Decrease) in accrued expenses ..........................................          (1,094)            (879)
                                                                                       -------          -------
       Net cash provided by operating activities .............................           2,737            2,008

Cash flows from investing activities
   Payments for intangibles ..................................................              --             (394)
   Proceeds from payment on notes receivable .................................              84               --
   Proceeds from sale-leaseback transactions .................................           2,564            5,583
   Purchase of property and equipment ........................................          (3,593)          (5,917)
                                                                                       -------          -------
       Net cash used in investing activities .................................            (945)            (728)

Cash flows from financing activities
   Proceeds from borrowings on long-term debt.................................           4,365               --
   Repayments of long-term debt ..............................................            (297)            (266)
   Payments on capital lease obligations .....................................            (326)            (347)
                                                                                       -------          -------
                                                                                         3,742
       Net cash used in financing activities .................................                             (613)

Increase (decrease) in cash and cash equivalents .............................              61              667
Cash and cash equivalents at beginning of period .............................             378              975
                                                                                       -------          -------
Cash and cash equivalents at end of period ...................................         $   439          $ 1,642
                                                                                       =======          =======
Supplementary disclosures:

   Interest paid .............................................................         $   806          $   705
                                                                                       =======          =======
   Income taxes paid .........................................................         $   408          $   327
                                                                                       =======          =======

Non-cash investing and financing activities:
   During the thirteen weeks ended July 30, 2000, the Company entered into one sale-leaseback transaction for real estate in the amount of $527,000.





          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen weeks ended July 30, 2000 and July 25, 1999 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fifty-three weeks ended April 30, 2000 ("fiscal year 2000").

         The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

         The results of operations for the thirteen weeks ended July 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending April 29, 2001.

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

         Four restaurants were opened during the thirteen weeks ended July 30, 2000. As of July 30, 2000, construction was underway on seven sites which are expected to open during the second and third quarters of fiscal year 2001. The estimated aggregate cost to complete these restaurants is approximately $6.2 million. In addition, as of July 30, 2000, the Company had contracted to purchase or lease two additional sites for new restaurant development.

3.    PRE-OPENING COSTS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 in the amount of $953,000, net of income tax benefit. Thereafter, all such costs have been expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

4.   NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This FASB statement was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133". Among other provisions, SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments and hedging activities. They also require that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 and SFAS No. 138 are effective for financial statements for fiscal years beginning after June 15, 2000. Management does not expect to have a significant impact on its financial position or results of operations associated with the adoption of SFAS No. 133 and SFAS No. 138.

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

5.       LEASES

         As of July 30, 2000, the Company has a sale-leaseback credit facility available with Franchise Finance Corporation of America ("FFCA"). This credit facility is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The Company is currently in negotiations with CNL Fund Advisors ("CNL") to secure additional sale-leaseback credit facilities with them, as well as other lenders. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced.

6.       NET INCOME (LOSS) PER COMMON SHARE ("EPS")

         Net income (loss) per share has been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", which requires the Company to compute and present basic and diluted earnings per share. Basic EPS excludes all dilution and is based upon the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is a reconciliation of the numerators (net income/loss) and the denominators (common shares outstanding) of the basic and diluted per share computations for net income (loss):

                                                    THIRTEEN WEEKS ENDED JULY 30, 2000
                                               --------------------------------------------
                                               NET LOSS            SHARES           AMOUNT
                                               --------            ------           ------
                                              (Dollars in thousands, except per share data)

         BASIC EPS
         Net loss available
           to common shareholders ....         $    (230)         9,708,741         $(0.02)

         EFFECT OF DILUTIVE SECURITIES
         Stock options ...............                --                 --            --
                                               ---------          ---------         -----
         DILUTED EPS .................         $    (230)         9,708,741         $(0.02)
                                               =========          =========         =====


     Options to purchase 821,296 shares of common stock at a weighted-average exercise price of $5.22 per share were outstanding during the thirteen weeks ended July 30, 2000. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in anti-dilutive EPS.

                                                 THIRTEEN WEEKS ENDED JULY 25, 1999
                                             -------------------------------------------
                                             NET INCOME          SHARES           AMOUNT
                                             ----------          ------           ------
                                            (Dollars in thousands, except per share data)
         BASIC EPS
         Net income available
           to common shareholders ....         $     233         9,708,741         $0.02

         EFFECT OF DILUTIVE SECURITIES
         Stock options ...............                --           165,947            --
                                               ---------         ---------         -----
         DILUTED EPS .................         $     233         9,874,688         $0.02
                                               =========         =========         =====


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

         As of September 8, 2000, Roadhouse Grill, Inc. owns and operates 76 full-service casual dining restaurants under the name "Roadhouse Grill". In addition, Roadhouse Grill, Inc. franchises seven full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 75 additional restaurants in 12 states. Three franchised locations are located in Kuala Lumpur, capital city of Malaysia; one franchised location is located in Brasilia, Brazil; and three domestic franchises are located in Las Vegas, Nevada.

         On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. ("Cremonini Group"), a leading publicly-traded Italian conglomerate, specializing in the food service industry in Europe. The joint venture agreement will allow the Cremonini Group to operate a minimum of 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. This joint venture agreement requires no capital outlay by Roadhouse Grill, Inc. As of July 30, 2000, there has been no activity associated with this joint venture.

         The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.0% of total revenues for the thirteen weeks ended July 30, 2000. Franchise and management fees have accounted for less than 1.0% of the Company's total revenues for all periods since its inception.

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

         The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to July 30, 2000 was approximately $1.3 million. The average real estate acquisition cost for the 14 restaurant sites owned by the Company was approximately $902,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $113,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.2 million and $1.6 million, depending upon whether the Company converts an existing building or constructs a new restaurant from the ground up.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:

                                                    THIRTEEN WEEKS ENDED
                                               --------------------------------
                                               JULY 30, 2000      JULY 25, 1999
                                               -------------      -------------

Total revenues .......................            100.0%             100.0%
Cost of restaurant sales:
   Food and beverage .................             33.8               34.1
   Labor and benefits ................             30.9               28.4
   Occupancy and other ...............             20.1               19.6
   Pre-opening expenses ..............              2.2                0.1
                                                  -----              -----
   Total cost of restaurant sales ....             87.0               82.2

Depreciation and amortization ........              5.8                5.7
General and administrative ...........              6.5                6.1
                                                  -----              -----
   Total operating expenses ..........             99.3               94.0
                                                  -----              -----

   Operating income ..................              0.7                6.0

Other expense:

   Interest expense, net .............              1.6                1.6


Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle ...............             (0.9)               4.4

Income tax expense (benefit) .........              0.3                0.9
                                                  -----              -----

Income (loss) before cumulative effect
  of change in accounting principle ..             (0.6)               3.5

Cumulative effect of change in
  accounting principle ...............              0.0               (2.7)
                                                  -----              -----

   Net income (loss) .................             (0.6)%              0.8%
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

THIRTEEN WEEKS ENDED JULY 30, 2000 ("FISCAL YEAR 2001 FIRST QUARTER") COMPARED TO THIRTEEN WEEKS ENDED JULY 25, 1999 ("FISCAL YEAR 2000 FIRST QUARTER")

         RESTAURANTS OPEN. At July 30, 2000 there were 76 Company-owned restaurants open, including the North Palm Beach Roadhouse Grill restaurant ("North Palm"). On July 12, 1999, the Company terminated a licensing agreement for the North Palm Beach restaurant and began operating the location as a Company-owned restaurant. At July 25, 1999, there were 57 Company-owned restaurants. This represents a 33.3% increase in the number of Company-owned restaurants since July 25, 1999.

         TOTAL REVENUES. Total revenues increased $6.1 million, or 17.3%, from $35.2 million for the fiscal year 2000 first quarter to $41.3 million for the fiscal year 2001 first quarter. This increase is primarily attributable to sales generated at the 19 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. Sales at comparable stores for the fiscal year

2001 first quarter decreased 6.5% compared with sales in the fiscal year 2000 first quarter. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in the fiscal year 2001 first quarter as compared to the fiscal year 2000 first quarter. The Company has recently launched a radio advertising campaign for several media-efficient markets and plans to focus its marketing efforts in local store marketing campaigns.

         FOOD AND BEVERAGE. Food and beverage costs increased $1.9 million to $13.9 million in the fiscal year 2001 first quarter from $12.0 million in the fiscal year 2000 first quarter. This increase is primarily attributable to 19 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. As a percentage of sales, food and beverage costs decreased by
0.3 percentage points to 33.8% for the fiscal year 2001 first quarter from 34.1% for the fiscal year 2000 first quarter. The decrease is primarily due to the Company's focus on expanding and regionalizing the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs. In addition, the Company has concentrated on improving its operating procedures and increasing management review and supervision.

         LABOR AND BENEFITS. Labor and benefits costs increased $2.8 million to $12.8 million in the fiscal year 2001 first quarter, or 27.6%, from $10.0 million in the fiscal year 2000 first quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 first quarter. As a percentage of sales, labor and benefits costs increased 2.5% to 30.9% for the fiscal year 2001 first quarter from 28.4% for the fiscal year 2000 first quarter. This increase is primarily due to above-average labor costs typically associated with opening of new restaurants. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations. The Company opened four restaurants during the fiscal year 2001 first quarter compared to no openings during the fiscal year 2000 first quarter. In addition, during the first quarter of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service").

During the past two quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $1.4 million to $8.3 million in the fiscal year 2001 first quarter, or 20.5%, from $6.9 million in the fiscal year 2000 first quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 first quarter. As a percentage of sales, occupancy and other costs increased by
0.5 percentage points from 19.6% for the fiscal year 2000 first quarter to 20.1% for the fiscal year 2001 first quarter. The increase is primarily due to an increase in equipment rental expense during the first quarter of fiscal year 2001 as compared to the first quarter of fiscal year 2000. During fiscal year 2000, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded on these transactions.

         PRE-OPENING EXPENSES. Pre-opening expenses increased $871,000 to $918,000 in the fiscal year 2001 first quarter, from $47,000 in the fiscal year 2000 first quarter. The increase is primarily due to opening four restaurants during the fiscal year 2001 first quarter as compared to no restaurant openings in the fiscal year 2000 first quarter. In addition, the Company has incurred pre-opening costs associated with the seven restaurants that it plans to open during the second and third quarter of fiscal year 2001. The amount recorded for fiscal year 2001 first quarter represents actual pre-opening expenditures associated with the restaurants that will be opened during the fiscal year 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $400,000 to $2.4 million in the fiscal year 2001 first quarter, or 19.3%, from $2.0 million in the fiscal year 2000 first quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 first quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased $600,000 to $2.7 million in the fiscal year 2001 first quarter, or 25.9%, from $2.1 million in the fiscal year 2000 first quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 75 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 0.4 percentage points from 6.1% for the fiscal year 2000 first quarter to 6.5% for the fiscal year 2001 first quarter.

         TOTAL OTHER EXPENSE. Total other expense increased $107,000 in expense to $688,000 in the fiscal year 2001 first quarter, or 18.4%, from $581,000 in the fiscal year 2000 first quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of the fiscal year 2000 first quarter. As a percentage of sales, total other expense was comparable for both periods presented.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. During the first quarter of fiscal year 2000, the Company adopted the provisions of SOP 98-5. The Company recorded an expense of $953,000 (net of tax benefit) related to the adoption of SOP 98-5. The Company's policy, effective at the beginning of the fiscal year 2000 first quarter, has been to expense all pre-opening costs as incurred, as required by SOP 98-5.

         INCOME TAXES (BENEFIT). In the prior years, the Company maintained a valuation allowance that offset a portion of its net deferred tax assets. Based on the Company's recent history of operating profits, management reversed 100% of its valuation allowance into income during fiscal year 2000. The reduction in income taxes caused by the reversal of the valuation allowance was offset by increased taxable income during fiscal year 2000. Management believes that it is more likely than not that all of its deferred tax assets will be realized in the future.

         During the first quarter of fiscal year 2001, the Company recognized an income tax benefit of $136,000 associated with the Company's fiscal year 2001 first quarter loss. The Company incurred income tax expense of $334,000 in the fiscal year 2000 first quarter, representing state income tax and alternative minimum tax.

ADOPTION OF NEW ACCOUNTING STANDARDS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 in the amount of $953,000, net of income tax benefit. Thereafter, all such costs have been expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This FASB statement was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133". Among other provisions, SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments and hedging activities. They also require that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 and SFAS No. 138 are effective for financial statements for fiscal years beginning after June 15, 2000. Management does not expect to have a significant impact on its financial position or results of operations associated with the adoption of SFAS No. 133 and SFAS No. 138.

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

         As of July 30, 2000, the Company has a sale-leaseback credit facility available with Franchise Finance Corporation of America ("FFCA"). This credit facility is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The Company is currently in negotiations with CNL Fund Advisors ("CNL") to secure additional sale-leaseback credit facilities with them, as well as other lenders. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced.

         The Company's capital expenditures aggregated approximately $2.5 million for the thirteen weeks ended July 30, 2000 and $5.9 million for the thirteen weeks ended July 25, 1999, substantially all of which were used to open Roadhouse Grill restaurants.

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

         As is common in the restaurant industry, the Company has generally operated with negative working capital ($11.5 million at July 30, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on September 13, 2000, by the undersigned, thereunto duly authorized.

                                                    ROADHOUSE GRILL, INC.
                                                    (Registrant)



/s/ AYMAN SABI                 President, Chief Executive Officer              September 13, 2000
--------------------           and Director                                    ------------------
Ayman Sabi                     (Principal Executive Officer)

/s/ HARRY ROSENFELD            Interim Chief Financial Officer                 September 13, 2000
--------------------           (Principal Financial Officer                    ------------------
Harry Rosenfeld                and Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.1 Roadhouse Grill, Inc. 1998 Omnibus Stock Option Plan as approved by shareholders on December 9, 1998.

10.2 Amendment to increase the number of shares available under the Company's 1998 Omnibus Stock Option Plan as approved by shareholders on November 4, 1999.

10.3 Joint venture agreement dated July 6, 2000 by and between Cremonini, S.p.A. and the Company.

21.0   Subsidiaries of the Registrant.

27     Financial Data Schedule.