Form 10-Q
period 2000-10-29
ROADHOUSE GRILL INC
filed 2000-12-13
CIK 1019376

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Thirteen Weeks Ended October 29, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's common stock outstanding as of December 11, 2000 was 9,708,741.


================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                      THIRTEEN WEEKS ENDED OCTOBER 29, 2000

                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of October 29, 2000 (unaudited)
                       and April 30, 2000...............................................................      2

                  Consolidated Statements of Income for the Thirteen and Twenty-six
                      Weeks Ended October 29, 2000 and October 24, 1999 (unaudited) ....................      3

                  Consolidated Statement of Changes in Shareholders'
                       Equity for the Twenty-six Weeks Ended October 29, 2000 (unaudited) ..............      4

                  Consolidated Statements of Cash Flows for the Twenty-six
                      Weeks Ended October 29, 2000 and October 24, 1999 (unaudited) ....................      5

                  Notes to Consolidated Financial Statements............................................      6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      8

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     15

SIGNATURES        ......................................................................................     16

EXHIBIT INDEX     ......................................................................................     17


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                           CONSOLIDATED BALANCE SHEETS
                       October 29, 2000 and April 30, 2000
                  (Dollars in thousands, except per share data)

                                                                   October 29,            April 30,
                                                                      2000                  2000
                                                                -----------------   ------------------
                                                                    (Unaudited)
                                 ASSETS

Current assets:
  Cash and cash equivalents                                           $  1,387            $    378
  Accounts receivable                                                      808               1,026
  Inventory                                                              1,562               1,622
  Deferred tax assets, net                                                 431                 431
  Prepaid expenses                                                       2,045               2,127
                                                                      --------            --------
     Total current assets                                                6,233               5,584

Note receivable                                                             --                  84
Property & equipment, net                                               88,753              92,469
Intangible assets, net of accumulated amortization of $471
  and $386 at October 29, 2000 and April 30, 2000,
  respectively                                                           2,191               2,276
Deferred tax assets, net                                                 1,678               1,678
Other assets                                                             3,586               3,221
                                                                      --------            --------

      Total assets                                                    $102,441            $105,312
                                                                      ========            ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                    $  6,227            $ 11,666
  Accrued expenses                                                       5,904               7,317
  Current portion of long-term debt                                      1,693               1,252
  Current portion of capitalized lease obligations                       1,318               1,280
                                                                      --------            --------
      Total current liabilities                                         15,142              21,515

Long-term debt                                                          31,062              24,409
Capitalized lease obligations                                            5,146               5,199
                                                                      --------            --------
     Total liabilities                                                  51,350              51,123

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  Issued and outstanding 9,708,741 shares as of
  October 29, 2000 and April 30, 2000                                      291                 291
Additional paid-in-capital                                              50,039              50,039
Retained earnings                                                          761               3,859
                                                                      --------            --------

      Total shareholders' equity                                        51,091              54,189
Commitments and contingencies                                               --                  --
                                                                      --------            --------
      Total liabilities and shareholders' equity                      $102,441            $105,312
                                                                      ========            ========

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
     For the Thirteen Weeks and Twenty-six Weeks Ended October 29, 2000 and
         October 24, 1999 (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                     THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                 -----------------------------       -----------------------------
                                                 OCTOBER 29,       OCTOBER 24,        OCTOBER 29,       OCTOBER 24,
                                                     2000              1999              2000              1999
                                                 -----------       -----------       -----------       -----------
Total revenues                                   $    39,396       $    32,457       $    80,816       $    67,773

Cost of restaurant sales:
   Food and beverage                                  13,616            11,275            27,567            23,321
   Labor and benefits                                 13,204             9,413            25,977            19,427
   Occupancy and other                                10,297             6,901            18,688            13,863
   Pre-opening expenses                                  617               528             1,535               576
                                                 -----------       -----------       -----------       -----------

   Total cost of restaurant sales                     37,734            28,117            73,767            57,187

Depreciation and amortization                          2,532             2,032             4,933             4,044
General and administrative expenses                    2,713             1,981             5,399             4,114
                                                 -----------       -----------       -----------       -----------
   Total operating expenses                           42,979            32,130            84,099            65,345
                                                 -----------       -----------       -----------       -----------

   Operating income (loss)                            (3,583)              327            (3,283)            2,428

Other expense:
   Interest expense, net                                 965               597             1,633             1,178
                                                 -----------       -----------       -----------       -----------

        Income (loss) before taxes and
          cumulative effect of change
          in accounting principle                     (4,548)             (270)           (4,916)            1,250
Income tax expense (benefit)                          (1,683)              (58)           (1,818)              276
                                                 -----------       -----------       -----------       -----------
        Income (loss) before
          cumulative effect of
          change in accounting principle              (2,865)             (212)           (3,098)              974
Cumulative effect of change in
  accounting principle (net of tax
  benefit of $269)                                        --                --                --              (953)
                                                 -----------       -----------       -----------       -----------
Net income (loss)                                $    (2,865)      $      (212)      $    (3,098)      $        21
                                                 ===========       ===========       ===========       ===========

Basic net income (loss) per common share:

  Basic income (loss) before cumulative
    effect of change in accounting
    principle                                    $     (0.30)      $     (0.02)      $     (0.32)      $      0.10
  Cumulative effect of change in
    accounting principle                                  --                --                --             (0.10)
                                                 -----------       -----------       -----------       -----------
Basic net income (loss) per common
  share                                          $     (0.30)      $     (0.02)      $     (0.32)      $      0.00
                                                 ===========       ===========       ===========       ===========
Diluted net income (loss) per common share:
  Diluted income (loss) before
    cumulative effect of change
    in accounting principle                      $     (0.30)      $     (0.20)      $     (0.32)      $      0.10
  Cumulative effect of change in
    accounting principle                                  --                --                --             (0.10)
                                                 -----------       -----------       -----------       -----------
Diluted net income (loss) per common
     share                                       $     (0.30)      $     (0.02)      $     (0.32)      $      0.00
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares
     outstanding                                   9,708,741         9,708,741         9,708,741         9,708,741
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution                             9,708,741         9,708,741         9,708,741         9,836,081
                                                 ===========       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Twenty Six Weeks Ended October 29, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                    COMMON STOCK           ADDITIONAL
                                -------------------          PAID-IN        RETAINED
                                SHARES         AMOUNT        CAPITAL        EARNINGS         TOTAL
                                ------         ------        -------        --------         -----
Balance April 30, 2000        9,708,741      $     291      $  50,039      $   3,859       $  54,189

Net loss                             --             --             --         (3,098)         (3,098)
                              ---------      ---------      ---------      ---------       ---------
Balance October 29, 2000      9,708,741      $     291      $  50,039      $     761       $  51,091
                              =========      =========      =========      =========       =========




















          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Twenty Six Weeks Ended October 29, 2000 and October 24, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                            October 29,    October 24,
                                                                2000           1999
                                                            -----------    -----------
Cash flows from operating activities
   Net income (loss)                                          $ (3,098)      $     21
Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                               4,933          4,044
     Cumulative effect of change in accounting principle            --          1,222
     Deferred tax benefit                                           --           (269)

   Changes in assets and liabilities:
     (Increase) in accounts receivable                             218            (63)
     (Increase) in inventory                                        60            (55)
     (Increase) in prepaid expense                                  82           (932)
     (Increase) in other assets                                   (365)          (296)
     Increase (decrease) in accounts payable                    (5,439)         4,871
     (Decrease) in accrued expenses                             (1,413)            60
                                                              --------       --------
       Net cash provided (used) by operating activities         (5,022)         8,603

Cash flows from investing activities
   Payments for intangibles                                         --           (404)
   Proceeds from payment on notes receivable                        84             --
   Proceeds from sale-leaseback transactions                     6,994          6,733
   Purchase of property and equipment                           (7,486)       (15,175)
                                                              --------       --------
       Net cash used in investing activities                      (408)        (8,846)

Cash flows from financing activities
   Proceeds from borrowings on note payable                      7,761          1,000
   Repayments of long-term debt                                   (630)          (518)
   Payments on capital lease obligations                          (692)          (732)
                                                              --------       --------
       Net cash used in financing activities                     6,439           (250)

Increase (decrease) in cash and cash equivalents                 1,009           (493)
Cash and cash equivalents at beginning of period                   378            975
                                                              --------       --------
Cash and cash equivalents at end of period                    $  1,387       $    482
                                                              ========       ========
Supplementary disclosures:
   Interest paid                                              $  1,758       $  1,427
                                                              ========       ========
   Income taxes paid                                          $    809       $    881
                                                              ========       ========









          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

       The consolidated financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen and twenty six weeks ended October 29, 2000 and October 24, 1999 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A for the fifty-three weeks ended April 30, 2000 ("fiscal year 2000").

       The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

       The results of operations for the thirteen and twenty six weeks ended October 29, 2000 are not necessarily indicative of the results for the entire fiscal year ending April 29, 2001.

       Certain prior year balances have been reclassified to conform to the current year presentation.

2. COMMITMENTS AND CONTINGENCIES

       The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

       Three restaurants were opened during the thirteen weeks ended October 29, 2000. As of October 29, 2000, construction was underway on six sites which are expected to open during the third and fourth quarters of fiscal year 2001. The estimated aggregate cost to complete these restaurants is approximately $4.2 million. In addition, as of October 29, 2000, the Company had contracted to purchase or lease ten additional sites for new restaurant development.

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

4. NEW ACCOUNTING STANDARDS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This FASB Statement was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133". Among other provisions, SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments and hedging activities. They also require that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 and SFAS No. 138 are effective for financial statements for fiscal years beginning after June 15, 2000. Management does not expect to have a significant impact on its financial position or results of operations associated with the adoption of SFAS No. 133 and SFAS No. 138.

     On March 31, 2000, the FASB issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The implementation of FIN 44 did not have a material impact to the Company's consolidated financial statements and notes thereto.

5. LEASES

         As of October 29, 2000, the Company has a sale-leaseback credit facility available with Franchise Finance Corporation of America ("FFCA") and CNL Fund Advisors ("CNL"). The credit facility with FFCA is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The credit facility with CNL is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with CNL expires on September 29, 2001. The Company is currently in negotiations with other lenders to secure additional sale-leaseback credit facilities. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced.

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


                                        THIRTEEN WEEKS ENDED OCTOBER 29,2000          TWENTY SIX WEEKS ENDED OCTOBER 29, 2000
                                     ---------------------------------- ------       -----------------------------------------
                                     NET INCOME        SHARES           AMOUNT       NET INCOME        SHARES           AMOUNT
                                     ----------        ------           ------       ----------        ------           ------
                                   (Dollars in thousands, except per share data)     (Dollars in thousands, except per share data)
BASIC EPS
Net loss available
to common shareholders               $  (2,865)        9,708,741        $(0.30)       $  (3,098)        9,708,741        $(0.32)

EFFECT OF DILUTIVE SECURITIES
Stock options                               --                --            --               --                --           --
                                     ---------         ---------        ------        ---------         ---------        ------
DILUTED EPS                          $  (2,865)        9,708,741        $(0.30)       $  (3,098)        9,708,741        $(0.32)
                                     =========         =========        ======        =========         =========        ======


     Options to purchase 821,296 shares of common stock at a weighted-average exercise price of $5.22 per share were outstanding during the thirteen and twenty six weeks ended October 29, 2000. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in anti-dilutive EPS.


                                   THIRTEEN WEEKS ENDED OCTOBER 24, 1999   TWENTY SIX WEEKS ENDED OCTOBER 24, 1999
                                   -------------------------------------   ---------------------------------------
                                   NET INCOME       SHARES        AMOUNT    NET INCOME        SHARES        AMOUNT
                                   ----------       ------        ------    ----------        ------        ------
                                                (Dollars in thousands, except per share data)

BASIC EPS
Net income available
to common shareholders               $(212)        9,708,741        $(0.02)       $21        9,708,741        $0.00

EFFECT OF DILUTIVE SECURITIES
Stock options                           --                --           --          --          127,340           --
                                     -----         ---------        ------        ---        ---------        -----
DILUTED EPS                          $(212)        9,708,741        $(0.02)       $21        9,836,081        $0.00
                                     =====         =========        ======        ===        =========        =====


     Options to purchase 841,228 shares of common stock at a weighted-average exercise price of $5.25 per share were outstanding during the thirteen and twenty six weeks ended October 24, 1999. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

    As of October 29, 2000, Roadhouse Grill, Inc. owns and operates 79 full-service casual dining restaurants under the name "Roadhouse Grill". In addition, Roadhouse Grill, Inc. franchises seven full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 78 additional restaurants in 12 states. Three franchised locations are located in Kuala Lumpur, capital city of Malaysia; one franchised location is located in Brasilia, Brazil; and three domestic franchises are located in Las Vegas, Nevada.

    On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. ("Cremonini Group"), a leading publicly traded Italian conglomerate, specializing in the food service industry in Europe. The joint venture agreement will allow the Cremonini Group to operate a minimum of 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. This joint venture agreement requires no capital outlay by Roadhouse Grill, Inc. As of October 29, 2000, there has been no activity associated with this joint venture.

    The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.0% of total revenues for the thirteen and twenty six weeks ended October 29, 2000. Franchise and management fees have accounted for less than 1.0% of the Company's total revenues for all periods since its inception.

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

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to October 29, 2000 was approximately $1.2 million. The average real estate acquisition cost for the 14 restaurant sites owned by the Company was approximately $902,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $113,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.2 million and $1.6 million each, depending upon whether the Company converts an existing building or constructs a new restaurant from the ground up.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:

                                                  THIRTEEN WEEKS ENDED                      TWENTY SIX WEEKS ENDED
                                          ----------------------------------       -------------------------------------
                                          OCTOBER 29, 2000   OCTOBER 24, 1999      OCTOBER 29,2000     OCTOBER 24, 1999
                                          ----------------  ----------------       ---------------     -----------------
Total revenues                                  100.0%           100.0%                 100%                 100%
Cost of restaurant sales:
   Food and beverage                             34.6             34.7                 34.1                 34.4
   Labor and benefits                            33.5             29.0                 32.1                 28.7
   Occupancy and other                           26.1             21.3                 23.1                 20.4
   Pre-opening expenses                           1.6              1.6                  1.9                  0.9
                                                -----            -----                -----                -----
   Total cost of restaurant sale                 95.8             86.6                 91.2                 84.4

Depreciation and amortization                     6.4              6.3                  6.1                  6.0
General and administrative                        6.9              6.1                  6.7                  6.1
                                                -----            -----                -----                -----
   Total operating expenses                     109.1             99.0                104.0                 96.5
                                                -----            -----                -----                -----

   Operating income                              (9.1)             1.0                 (4.0)                 3.5

Other expense:
   Interest expense, net                          2.4              1.8                  2.0                  1.7
                                                -----            -----                -----                -----

Income (loss) before income taxes and
cumulative effect of change in
accounting principle                            (11.5)            (0.8)                (6.0)                 1.8

Income tax expense (benefit)                     (4.3)            (0.2)                (2.2)                  .4
                                                -----            -----                -----                -----

Income (loss) before cumulative effect
of change in accounting principle                (7.2)            (0.6)                (3.8)                 1.4

Cumulative effect of change in
accounting principle                             (0.0)             0.0                  0.0                 (1.4)
                                                -----            -----                -----                -----

   Net income (loss)                             (7.2)%           (0.6)%               (3.8)%                0.0%
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

THIRTEEN WEEKS ENDED OCTOBER 29, 2000 ("FISCAL YEAR 2001 SECOND QUARTER") COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 24, 1999 ("FISCAL YEAR 2000 SECOND QUARTER")

     RESTAURANTS OPEN. At October 29, 2000 there were 79 Company-owned restaurants open, including the North Palm Beach Roadhouse Grill restaurant ("North Palm"). On July 12, 1999, the Company terminated a licensing agreement for the North Palm Beach restaurant and began operating the location as a Company-owned restaurant. At October 24, 1999, there were 60 Company-owned restaurants. This represents a 31.7% increase in the number of Company-owned restaurants since October 24, 1999.

     TOTAL REVENUES. Total revenues increased $6.9 million, or 21.4%, from $32.4 million for the fiscal year 2000 second quarter to $39.4 million for the fiscal year 2001 second quarter. This increase is primarily attributable to sales generated at the 19 new restaurants opened by the Company since the end of the fiscal year 2000 second quarter. Sales at comparable stores for the fiscal year 2001 first quarter decreased 3.6% compared with sales in the fiscal year 2000 second quarter. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in the fiscal year 2001 first quarter as compared to the fiscal year 2000 first quarter and increased competition. In the second quarter of 2001, the Company launched a radio advertising campaign in several media-efficient markets and increased local store marketing. As a result of the increased advertising in the second quarter 2001, sales at comparable stores were only down 3.6% versus 6.5% for the first quarter of 2001.

     FOOD AND BEVERAGE. Food and beverage costs increased $2.3 million to $13.6 million in the fiscal year 2001 second quarter from $11.3 million in the fiscal year 2000 second quarter. This increase is primarily attributable to 19 new restaurants opened by the Company since the end of the fiscal year 2000 second quarter. As a percentage of sales, food and beverage costs decreased by 0.1 percentage points to 34.6% for the fiscal year 2001 second quarter from 34.7% for the fiscal year 2000 second quarter. The decrease is primarily due to the Company's focus on expanding and regionalizing the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs. In addition, the Company has concentrated on improving its operating procedures and increasing management review and supervision.

     LABOR AND BENEFITS. Labor and benefits costs increased $3.8 million to $13.2 million in the fiscal year 2001 second quarter from $9.4 million in the fiscal year 2000 second quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, labor and benefits costs increased 4.5% to 33.5% for the fiscal year 2001 second quarter from 29.0% for the fiscal year 2000 second quarter. This increase is primarily due to increases in the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"), a decline in same store sales and the opening of new stores which have higher labor costs. During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has also incurred higher management salaries.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $3.4 million to $10.3 million in the fiscal year 2001 second quarter from $6.9 million in the fiscal year 2000 second quarter. The increase is due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter, increases in marketing expense due to increased marketing efforts and increase in equipment rental expense. As a percentage of sales, occupancy and other was 26.1% for the fiscal year 2001 second quarter to 21.3% for the fiscal year 2000 second quarter. During fiscal year 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

     PRE-OPENING EXPENSES. Pre-opening expenses increased $89,000 to $617,000 in the fiscal year 2001 second quarter from $528,000 in the fiscal year 2000 second quarter. The Company opened four stores in both the second quarter of 2001 and 2000. The increase is primarily due to pre-opening costs associated with the seven restaurants that it plans to open during the third and fourth quarter of fiscal year 2001. The amount recorded for fiscal year 2001 second quarter represents actual pre-opening expenditures associated with the restaurants that will be opened during the fiscal year 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.5 million to $2.5 million in the fiscal year 2001 second quarter from $2.0 million in the fiscal year 2000 second quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $0.7 million to $2.7 million in the fiscal year 2001 second quarter, from $2.0 million in the fiscal year 2000 second quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 52 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased
0.8 percentage points from 6.1% for the fiscal year 2000 second quarter to 6.9% for the fiscal year 2001 second quarter.

     TOTAL OTHER EXPENSE. Total other expense increased $0.4 million to $1.0 million in the fiscal year 2001 second quarter from $0.6 million in the fiscal year 2000 second quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of the fiscal year 2000 first quarter. As a percentage of sales, total other expense was 2.4% for the second quarter of 2001 versus 1.8% for the second quarter of 2000.

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

     During the second quarter of fiscal year 2001, the Company recognized an income tax benefit of $1.7 million associated with the Company's fiscal year 2001 second quarter loss. The Company incurred income tax expense of $0.1 million in the fiscal year 2000 second quarter, representing state income tax and alternative minimum tax

TWENTY SIX WEEKS ENDED OCTOBER 29, 2000 ("FIRST SIX MONTHS OF FISCAL YEAR 2001) COMPARED TO TWENTY SIX WEEKS ENDED OCTOBER 24, 1999 ("FIRST SIX MONTHS OF FISCAL YEAR 2000")

     TOTAL REVENUES. Total revenues increased $13.0 million, or 19.2%, from $67.8 million for the first six months of fiscal year 2000 to $80.8 million for the first six months of fiscal year 2001. This increase is primarily attributable to sales generated at the 19 new restaurants opened by the Company since the end of the fiscal year 2000 second quarter. Sales at comparable stores for the first six months fiscal year 2001 decreased 4.7% compared with sales in the first six months of fiscal year 2000. . The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in the fiscal year 2001 first quarter as compared to the fiscal year 2000 first quarter and increased competition. In the second quarter of 2001, the Company launched a radio advertising campaign in several media-efficient markets and increased local store marketing. As a result of the increased advertising in the second quarter 2001, sales at comparable stores were only down 3.6% versus 6.5% for the first quarter of 2001.

     FOOD AND BEVERAGE. Food and beverage costs increased $4.3 million to $27.6 million in the first six months of fiscal year 2001 from $23.3 million in the first six months of fiscal year 2000. This increase is primarily attributable to 19 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. As a percentage of sales, food and beverage costs decreased by
0.3 percentage points to 34.1% for the first six months of fiscal year 2001 from 34.4% for the first six months of fiscal year 2000. The decrease is primarily due to the Company's focus on expanding and regionalizing the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs. In addition, the Company has concentrated on improving its operating procedures and increasing management review and supervision.

     LABOR AND BENEFITS. Labor and benefits costs increased $6.6 million to $26.0 million in the first six months of fiscal year 2001 from $19.4 million in the first six months of fiscal year 2000. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, labor and benefits costs increased 3.4% to 32.1% for the first six months of fiscal year 2001 from 28.7% for the first six months of fiscal year 2000. This increase is primarily due to above-average labor costs typically associated with opening of new restaurants. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations. The Company opened seven restaurants during the first six months of fiscal year 2001 compared to four openings during the fiscal year 2000 first six months quarter. In addition, during the first quarter of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"). During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $4.8 million to $18.7 million in the first six months fiscal year 2001 from $13.9 million in the first six months fiscal year 2000. The increase is due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter, increases in marketing expense due to increased marketing efforts and increase in equipment rental expense. As a percentage of sales, occupancy and other was 23.1% for the first six months of fiscal year 2001 versus 20.4% for the first six months of fiscal year 2000. During fiscal year 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

     PRE-OPENING EXPENSES. Pre-opening expenses increased $959,000 to $1,535,000 in the first six months of fiscal year 2001 from $576,000 in the first six months of fiscal year 2000. The increase is primarily due to opening seven restaurants during the fiscal year 2001 first quarter as compared to four restaurant openings in the fiscal year 2000 first six months. In addition, the Company has incurred pre-opening costs associated with the seven restaurants that it plans to open during the third and fourth quarter of fiscal year 2001. The amount recorded for fiscal year 2001 represents actual pre-opening expenditures associated with the restaurants that will be opened during the fiscal year 2001.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.9 million to $4.9 million in the first six months of fiscal year 2001 from $4.0 million in the first six months of fiscal year 2000. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $1.3 million to $5.4 million for the first six months of fiscal year 2001 versus $4.1 million in the first six months of fiscal year 2000. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 52 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 0.6 percentage points from 6.1% for the first six months of fiscal year 2000 to 6.7% for the first six months of fiscal year 2001.

     TOTAL OTHER EXPENSE. Total other expense increased $0.4 million in expense to $1.6 million in the first six months of fiscal year 2001, or 33.0%, from $1.2 million in the first six months of fiscal year 2000. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of the fiscal year 2000 second quarter. As a percentage of sales, total other expense was comparable for both periods presented.

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

During the first six months of fiscal year 2001, the Company recognized an income tax benefit of $1.8 million associated with the Company's fiscal year 2001 first and second quarter loss. The Company incurred income tax expense of $0.3 million in the fiscal year 2000 first six months, representing state income tax and alternative minimum tax.

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This FASB Statement was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133". Among other provisions, SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments and hedging activities. They also require that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS No. 133 and SFAS No. 138 are effective for financial statements for fiscal years beginning after June 15, 2000. Management does not expect to have a significant impact on its financial position or results of operations associated with the adoption of SFAS No. 133 and SFAS No. 138.

     On March 31, 2000, the FASB issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The implementation of FIN 44 did not have a material impact to the Company's consolidated financial statements and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital principally for the opening of new restaurants and has financed its requirements through the private placement of common stock, an Initial Public Offering, bank loans, leasing facilities and loans from certain private parties, including present and former shareholders of the Company.

     As of October 29, 2000, the Company has a sale-leaseback credit facility available with Franchise Finance Corporation of America ("FFCA") and CNL Fund Advisors ("CNL"). The credit facility with FFCA is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The credit facility with CNL is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with CNL expires on September 29, 2001. The Company is currently in negotiations with CNL Fund Advisors ("CNL") to secure additional sale-leaseback credit facilities with them, as well as other lenders. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced. The Company's capital expenditures aggregated approximately $3.6 million for the thirteen weeks ended July 30, 2000 and $5.9 million for the thirteen weeks ended July 25, 1999, substantially all of which were used to open Roadhouse Grill restaurants.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($8.9 million at October 29, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

                                OTHER INFORMATION

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on December 13, 2000, by the undersigned, thereunto duly authorized.

                                                        ROADHOUSE GRILL, INC.
                                                             (Registrant)



     /s/ AYMAN SABI                  President, Chief Executive Officer        December 13, 2000
     ------------------------        and Director
     Ayman Sabi                      (Principal Executive Officer)





     /s/ HARRY ROSENFELD              Chief Financial Officer                  December 13, 2000
     ------------------------         (Principal Financial Officer
     Harry Rosenfeld                  and Principal
                                      Accounting Officer)


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

27        Financial Data Schedule.