Form 10-Q
period 2001-01-28
ROADHOUSE GRILL INC
filed 2001-03-14
CIK 1019376

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Thirteen Weeks Ended January 28, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding as of March 11, 2001 was 9,708,741.

================================================================================

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                      THIRTEEN WEEKS ENDED JANUARY 28, 2001

                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
PART I. FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS:

                  Consolidated Balance Sheets as of January 28, 2001 (unaudited)
                       and April 30, 2000 (unaudited)...................................................      2

                  Consolidated Statements of Operations for the Thirteen and Thirty-nine
                      Weeks Ended January 28, 2001 and January 23, 2000 (unaudited) ....................      3

                  Consolidated Statement of Changes in Shareholders'
                       Equity for the Thirty-nine Weeks Ended January 28, 2001 (unaudited) .............      4

                  Consolidated Statements of Cash Flows for the Thirty-nine
                      Weeks Ended January 28, 2001 and January 23, 2000 (unaudited) ....................      5

                  Notes to Consolidated Financial Statements............................................      6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      9

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     16

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     16

SIGNATURES        ......................................................................................     17


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       January 28, 2001 and April 30, 2000
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                   January 28,        April 30,
                                                                      2001              2000
                                                                   -----------        ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents ..............................          $  1,585           $    378
  Accounts receivable ....................................               432              1,026
  Income Tax Receivable ..................................             2,254                  0
  Inventory ..............................................             1,708              1,622
  Deferred tax assets, net ...............................                 0                431
  Prepaid expenses .......................................             1,829              2,127
                                                                    --------           --------
     Total current assets ................................             7,808              5,584

Note receivable ..........................................                 0                 84
Property & equipment, net ................................            85,863             92,469
Intangible assets, net of accumulated amortization of $514
  and $386 at January 28, 2001 and April 30, 2000,
  Respectively ...........................................             2,148              2,276
Deferred tax assets, net .................................                 0              1,678
Other assets .............................................             2,888              3,221
                                                                    --------           --------

      Total assets .......................................          $ 98,707           $105,312
                                                                    ========           ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................          $ 11,209           $ 11,666
  Accrued expenses .......................................             9,137              7,317
  Current portion of long-term debt ......................            29,331              1,252
  Current portion of capitalized lease obligations .......             1,170              1,280
                                                                    --------           --------
      Total current liabilities ..........................            50,847             21,515

Long-term debt ...........................................             3,174             24,409
Capitalized lease obligations ............................             4,940              5,199
                                                                    --------           --------

     Total liabilities ...................................            58,961             51,123

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  Issued and outstanding 9,708,741 shares as of
  January 28, 2001 and April 30, 2000 ....................               291                291
Additional paid-in-capital ...............................            50,039             50,039
Retained (deficit) earnings ..............................           (10,584)             3,859
                                                                    --------           --------

      Total shareholders' equity .........................            39,746             54,189
Commitments and contingencies ............................                 0                  0
                                                                    --------           --------
      Total liabilities and shareholders' equity .........          $ 98,707           $105,312
                                                                    ========           ========



          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Thirteen Weeks and Thirty-nine Weeks Ended
                     January 28, 2001 and January 23, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                        Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                   -------------------------------        -------------------------------
                                                   January 28,         January 23,        January 28,         January 23,
                                                       2001               2000               2001                2000
                                                   -----------         -----------        -----------         -----------
Total revenues ............................        $    41,789         $    35,918        $   122,605         $   103,690

Cost of restaurant sales:
   Food and beverage ......................             15,345              12,171             42,910              35,492
   Labor and benefits .....................             13,931              10,707             39,909              30,134
   Occupancy and other ....................             11,373               7,433             30,061              21,296
   Pre-opening expenses ...................                556                 749              2,091               1,325
                                                   -----------         -----------        -----------         -----------

   Total cost of restaurant sales .........             41,205              31,060            114,971              88,247

Depreciation and amortization .............              2,496               2,162              7,429               6,206
General and administrative expenses .......              2,707               1,890              8,108               6,004
Impairment of long-lived assets ...........              3,066                   0              3,066                   0
                                                   -----------         -----------        -----------         -----------

   Total operating expenses ...............             49,474              35,112            133,574             100,457
                                                   -----------         -----------        -----------         -----------

   Operating income (loss) ................             (7,685)                806            (10,969)              3,233

Other expense:
   Interest expense, net ..................                933                 544              2,565               1,721
                                                   -----------         -----------        -----------         -----------

        Income (loss) before taxes and
          cumulative effect of change
          in accounting principle .........             (8,618)                262            (13,534)              1,512
Income tax expense ........................              2,728                  58                909                 334
                                                   -----------         -----------        -----------         -----------
        Income (loss) before
          cumulative effect of
          change in accounting
          principle .......................            (11,346)                204            (14,443)              1,178
Cumulative effect of change in
  accounting principle (net of tax
  benefit of $269) ........................                  0                   0                  0                (953)
                                                   -----------         -----------        -----------         -----------

Net income (loss) .........................        $   (11,346)        $       204        $   (14,443)        $       225
                                                   ===========         ===========        ===========         ===========

Basic net income (loss) per common share:
  Basic income (loss) before cumulative
    effect of change in accounting
    principle .............................        $     (1.17)        $      0.02        $     (1.49)        $      0.12
  Cumulative effect of change in
    accounting principle ..................                0.0                 0.0                0.0               (0.10)
                                                   -----------         -----------        -----------         -----------
Basic net income (loss) per common
  Share ...................................        $     (1.17)        $      0.02        $     (1.49)        $      0.02
                                                   ===========         ===========        ===========         ===========
Diluted net income (loss) per common share:
  Diluted income (loss) before
   cumulative effect of change
   in accounting
   principle ..............................        $     (1.17)        $      0.02        $     (1.49)        $      0.12
  Cumulative effect of change in
    accounting principle ..................                0.0                 0.0                0.0               (0.10)
                                                   -----------         -----------        -----------         -----------
Diluted net income (loss) per common
     share ................................        $     (1.17)        $      0.02        $     (1.49)        $      0.02
                                                   ===========         ===========        ===========         ===========
Weighted-average common shares
     outstanding ..........................          9,708,741           9,708,741          9,708,741           9,708,741
                                                   ===========         ===========        ===========         ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution ....................          9,708,741           9,779,825          9,708,741           9,787,751
                                                   ===========         ===========        ===========         ===========



          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Thirty Nine Weeks Ended January 28, 2001
                             (Dollars in thousands)
                                   (Unaudited)



                                       Common Stock               Additional        Retained
                                --------------------------         Paid-in-         Earnings
                                  Shares           Amount          Capital         (Deficit)          Total
                                ---------        ---------        ---------        ---------         ---------
Balance April 30, 2000..        9,708,741        $     291        $  50,039        $   3,859         $  54,189

Net loss ...............                0                0                0          (14,443)          (14,443)
                                ---------        ---------        ---------        ---------         ---------

Balance January 28, 2001        9,708,741        $     291        $  50,039        $ (10,584)        $  39,746
                                =========        =========        =========        =========         =========











          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Thirty Nine Weeks Ended January 28, 2001 and January 23, 2000
                             (Dollars in thousands)
                                  (Unaudited)


                                                                 January 28,        January 23,
                                                                    2001               2000
                                                                 -----------        -----------
Cash flows from operating activities:
   Net income (loss) ...................................          $(14,443)          $    225
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization .....................             7,429              6,206
     Cumulative effect of change in accounting principle                 0              1,222
     Impairment of long-lived assets ...................             3,066                  0
     Deferred tax benefit ..............................                 0               (269)

   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ........               594               (213)
     (Increase) in income tax receivable................            (2,254)                 0
     (Increase) in inventory ...........................               (86)              (221)
     (Increase) decrease in prepaid expense ............               298               (972)
     (Increase) decrease in other assets ...............             2,442                (99)
      Increase (decrease) in accounts payable ..........              (457)             3,289
      Increase in accrued expenses .....................             1,820              2,049
                                                                  --------           --------

       Net cash provided (used) by operating activities             (1,591)            11,217

Cash flows from investing activities:
   Payments for intangibles ............................                 0               (404)
   Proceeds from payment on notes receivable ...........                84                  0
   Proceeds from sale-leaseback transactions ...........             6,994             11,435
   Purchase of property and equipment ..................           (10,078)           (26,291)
                                                                  --------           --------

       Net cash used in investing activities ...........            (3,000)           (15,260)

Cash flows from financing activities:
   Proceeds from borrowings on note payable ............             8,211              1,000
   Proceeds from short term note payable ...............                 0              5,000
   Repayments of long-term debt ........................            (1,367)              (776)
   Payments on capital lease obligations ...............            (1,046)            (1,158)
                                                                  --------           --------

       Net cash used in financing activities ...........             5,798              4,066

Increase in cash and cash equivalents ..................             1,207                 23
Cash and cash equivalents at beginning of period .......               378                975
                                                                  --------           --------
Cash and cash equivalents at end of period .............          $  1,585           $    998
                                                                  ========           ========
Supplementary disclosures:
   Interest paid .......................................          $  2,504           $  2,144
                                                                  ========           ========
   Income taxes paid ...................................          $    821           $    910
                                                                  ========           ========









          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The consolidated financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen and thirty nine weeks ended January 28, 2001 and January 23, 2000 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K/A for the fifty-three weeks ended April 30, 2000 ("fiscal year 2000").

         The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

         The results of operations for the thirteen and thirty nine weeks ended January 28, 2001 are not necessarily indicative of the results for the entire fiscal year ending April 29, 2001.

         Certain prior year balances have been reclassified to conform to the current year presentation.

2. COMMITMENTS AND CONTINGENCIES

         The Company is a party to legal proceedings arising in the ordinary course of business, many of which are covered by insurance. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

         Four restaurants were opened during the thirteen weeks ended January 28, 2001. As of January 28, 2001, construction was underway on six sites which are expected to open during the fourth quarter of fiscal year 2001 and the first quarter of 2002. The estimated aggregate cost to complete these restaurants is approximately $3.5 million which will require additional financing. In addition, as of January 28, 2001, the Company had contracted to purchase or lease six additional sites for new restaurant development which will be funded through previous commitments.

3. SUBSEQUENT EVENTS

         On February 14, 2001, Berjaya Group (Cayman) Limited (which owns approximately 62.3% of Roadhouse Grill, Inc. common stock) extended a $1.5 million (10% interest) convertible loan payable on demand to Roadhouse Grill, Inc. The term of the loan is not less than six months and can be converted to shares of common stock at any time. The conversion rate is based on the fair market value of the common stock on the day of conversion.

         Due to liquidity problems the Company has experienced, the Company signed a $5.9 million note plus 9.5% interest on February 21, 2001 with Colorado Boxed Beef, the Company's food supplier for past purchases. The note is due no earlier than 180 days from the date of the note, however $1.5 million must be paid back by April 21, 2001.

         On March 3, 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. and Clear Channel Communication to repay $701,989 due for adverting previously provided. The terms of the plan call for the Company to pay $50,000 seven days after the signing of the note, $20,000 a week commencing April 1, 2001 through August 31, 2001 and then $40,000 per week until the debt is retired.

         The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to debt with Finova Capital Corporation (Finova). As of the end of the third quarter 2001, the Company was in compliance with the debt to equity covenant, however the Company was not in compliance with the cash flow coverage ratio. The Company is in the process of obtaining a waiver from Finova Capital Corporation, however a waiver has not been obtained as of March 14, 2001. As a result, the total debt due to Finova of $29.0 million has been classified as a current liability in the balance sheet at January 28, 2001. Also, as a result of not being in compliance with the debt covenant, Finova has the right to call the loan. The Company anticipates that it will not be in compliance with the cash flow coverage ratio covenant at year-end.

4. PRE-OPENING COSTS

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

5. NEW ACCOUNTING STANDARDS

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

6. LEASES

         As of January 28, 2001, the Company has a sale-leaseback credit facility available with CNL Fund Advisors ("CNL"). The credit facility with CNL expires on September 29, 2001. The credit facility with CNL is available for development by the Company of new Roadhouse Grill restaurants. The Company is currently in negotiations with CNL Fund Advisors ("CNL") to secure additional sale-leaseback credit facilities with them. The Company had a credit facility with FFCA for development of new Roadhouse Grill restaurants that expired in January 2001. The company is currently in negotiations with FFCA to renew the credit facility. While the Company anticipates securing additional sale-leaseback credit facilities with CNL upon expiration of the current agreement, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced.

7. NET INCOME (LOSS) PER COMMON SHARE ("EPS")

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


                                      Thirteen Weeks Ended January 28, 2001          Thirty-nine Weeks Ended January 28, 2001
                                    ---------------------------------------------    ---------------------------------------------
                                    Net Income         Shares           Amount       Net Income         Shares            Amount
                                    ---------------------------------------------    ---------------------------------------------
                                    (Dollars in thousands, except per share data)    (Dollars in thousands, except per share data)
BASIC EPS
Net loss available
to common shareholders ......        $ (11,346)        9,708,741        $  (1.17)     $ (14,443)        9,708,741        $  (1.49)

EFFECT OF DILUTIVE SECURITIES
Stock options ...............                0                 0            0.00              0                 0            0.00
                                     ---------         ---------        --------      ---------         ---------        --------
DILUTED EPS .................        $ (11,346)        9,708,741        $  (1.17)     $ (14,443)        9,708,741        $  (1.49)
                                     =========         =========        ========      =========         =========        ========


     Options to purchase 661,140 shares of common stock at a weighted-average exercise price of $5.22 per share were outstanding during the thirteen and thirty-nine weeks ended January 28, 2001. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and the nine months and including such options would result in anti-dilutive EPS.




                                      Thirteen Weeks Ended January 23, 2000          Thirty-nine Weeks Ended January 23, 2000
                                    ---------------------------------------------    ---------------------------------------------
                                    Net Income         Shares           Amount       Net Income         Shares            Amount
                                    ---------------------------------------------    ---------------------------------------------
                                    (Dollars in thousands, except per share data)    (Dollars in thousands, except per share data)
BASIC EPS
Net income available
to common shareholders .......        $     204        9,708,741        $   0.02     $     225        9,708,741        $   0.02

EFFECT OF DILUTIVE SECURITIES
Stock options ................                0           71,084            0.00             0           79,010            0.00
                                      ---------        ---------        --------     ---------        ---------        --------
DILUTED EPS ..................        $     204        9,779,825        $   0.02     $     225        9,787,751        $   0.02
                                      =========        =========        ========     =========        =========        ========


     Options to purchase 539,661 shares of common stock at a weighted-average exercise price of $6.21 per share were outstanding during the thirteen and thirty-nine weeks ended January 23, 2000. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

     As of January 28, 2001, Roadhouse Grill, Inc. owns and operates 83 full-service casual dining restaurants under the name "Roadhouse Grill". In addition, Roadhouse Grill, Inc. franchises seven full-service casual dining restaurants. The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March of 1993. Since then, the Company has opened 82 additional restaurants in 12 states. Three franchised locations are located in Malaysia; one franchised location is located in Brasilia, Brazil; and three domestic franchises are located in Las Vegas, Nevada.

     On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. ("Cremonini Group"), a leading publicly traded Italian conglomerate, specializing in the food service industry in Europe. The joint venture agreement will allow the Cremonini Group to operate a minimum of 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. This joint venture agreement requires no capital outlay by Roadhouse Grill, Inc. As of January 28, 2001, there has been no activity associated with this joint venture.

     The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.0% of total revenues for the thirteen and thirty-nine weeks ended January 28, 2001. Franchise and management fees have accounted for less than 1.0% of the Company's total revenues for all periods since its inception.

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

     The average cash investment, excluding real estate costs and pre-opening expenses, required to open each of the Roadhouse Grill restaurants opened by the Company prior to January 28, 2001 was approximately $1.2 million. The average real estate acquisition cost for the 14 restaurant sites owned by the Company was approximately $902,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $113,000 per site. The Company expects that the average cash investment required to open its prototype restaurants, including pre-opening expenses but excluding real estate costs, will be between $1.2 million and $1.6 million each, depending upon whether the Company converts an existing building or constructs a new restaurant from the ground up.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:


                                                           Thirteen Weeks Ended                  Thirty nine Weeks Ended
                                                  --------------------------------------    --------------------------------------
                                                  January 28, 2001      January 23, 2000    January 28, 2001      January 23, 2000
                                                  ----------------      ----------------    ----------------      ----------------
Total revenues .......................                 100.0%                100.0%                 100%                  100%
Cost of restaurant sales:
   Food and beverage .................                  36.7                  33.9                 35.0                  34.2
   Labor and benefits ................                  33.4                  29.8                 32.6                  29.1
   Occupancy and other ...............                  27.2                  20.7                 24.5                  20.5
   Pre-opening expenses ..............                   1.3                   2.1                  1.7                   1.3
                                                     -------               -------              -------               -------
   Total cost of restaurant sales ....                  98.6                  86.5                 93.8                  85.1

Depreciation and amortization ........                   6.0                   6.0                  6.1                   6.0
General and administrative ...........                   6.5                   5.3                  6.6                   5.8
Impairment for long-lived assets .....                   7.3                   0.0                  2.5                   0.0
                                                     -------               -------              -------               -------
   Total operating expenses ..........                 118.4                  97.8                109.0                  96.9
                                                     -------               -------              -------               -------
   Operating income  (loss) ..........                 (18.4)                  2.2                 (9.0)                  3.1

Other expense:
   Interest expense, net .............                   2.2                   1.5                  2.1                   1.7
                                                     -------               -------              -------               -------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle ...............                 (20.6)                  0.7                (11.1)                  1.4

Income tax expense ...................                   6.5                   0.2                  0.7                   0.3
                                                     -------               -------              -------               -------
Income (loss) before cumulative effect
  of change in accounting principle ..                 (27.1)                  0.5                (11.8)                  1.1

Cumulative effect of change in
  accounting principle ...............                  (0.0)                  0.0                  0.0                  (0.9)
                                                     -------               -------              -------               -------
   Net income (loss) .................                 (27.1)%                 0.5%               (11.8)%                 0.2%
                                                     =======               =======              =======               =======



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

THIRTEEN WEEKS ENDED JANUARY 28, 2001 ("FISCAL YEAR 2001 THIRD QUARTER") COMPARED TO THIRTEEN WEEKS ENDED JANUARY 23, 2000 ("FISCAL YEAR 2000 THIRD QUARTER")

     RESTAURANTS OPEN. At January 28, 2001 there were 83 Company-owned restaurants open, including the North Palm Beach Roadhouse Grill restaurant ("North Palm"). On July 12, 1999, the Company terminated a licensing agreement for the North Palm Beach restaurant and began operating the location as a Company-owned restaurant. At April 30, 2000, there were 72 Company-owned restaurants. This represents a 15.3% increase in the number of Company-owned restaurants since April 30, 2000.

     TOTAL REVENUES. Total revenues increased $5.9 million, or 16.4%, from $35.9 million for the fiscal year 2000 third quarter to $41.8 million for the fiscal year 2001 third quarter. This increase is primarily attributable to sales generated at the 18 new restaurants opened by the Company since the end of the fiscal year 2000 third quarter. Sales at comparable stores for the fiscal year 2001 third quarter decreased 4.5% compared with sales in the fiscal year 2000 third quarter. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in fiscal year 2001 as compared to the fiscal year 2000 and increased competition. The Company spent 4.2% of revenue on marketing expense in the first nine months of 2000 versus only 3.0% in the first nine months of fiscal year 2001.

     FOOD AND BEVERAGE. Food and beverage costs increased $3.2 million to $15.3 million in the fiscal year 2001 third quarter from $12.1 million in the fiscal year 2000 third quarter. This increase can be attributable to 18 new restaurants opened by the Company since the end of the fiscal year 2000 third quarter, a change in beef procurement practices and a general increase in food cost. As a percentage of sales, food and beverage costs increased by 2.8 percentage points to 36.7% for the fiscal year 2001 third quarter from 33.9% for the fiscal year 2000 third quarter. In the third quarter of 2001, the Company changed from using in house meat cutters to purchasing precut portion controlled beef. The Company estimates that the change to precut beef increased food and beverage costs as a percentage of revenue by approximately 1.4%. The Company anticipates a 0.8% decrease in labor costs due to the elimination of all meat cutter positions.

     LABOR AND BENEFITS. Labor and benefits costs increased $3.2 million to $13.9 million in the fiscal year 2001 third quarter from $10.7 million in the fiscal year 2000 third quarter. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, labor and benefits costs increased 3.6% to 33.4% for the fiscal year 2001 third quarter from 29.8% for the fiscal year 2000 third quarter. This increase is primarily due to increases in the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"), a decline in same store sales and the opening of new stores which have higher labor costs. During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has also incurred higher management salaries.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $4.0 million to $11.4 million in the fiscal year 2001 third quarter from $7.4 million in the fiscal year 2000 third quarter. The increase is due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter and an increase in utilities expense due to higher fuel prices. As a percentage of sales, occupancy and other was 27.2% for the fiscal year 2001 third quarter compared to 20.7% for the fiscal year 2000 third quarter. During fiscal year 2000 and 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased $193,000 to $556,000 in the fiscal year 2001 third quarter from $749,000 in the fiscal year 2000 third quarter. The Company opened four stores in the third quarter of 2001 and five stores in the third quarter of 2000. The decrease is primarily due to the opening of one less store.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.3 million to $2.5 million in the fiscal year 2001 third quarter from $2.2 million in the fiscal year 2000 third quarter. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $0.8 million to $2.7 million in the fiscal year 2001 third quarter, from $1.9 million in the fiscal year 2000 third quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 52 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased
1.2 percentage points from 5.3% for the fiscal year 2000 third quarter to 6.5% for the fiscal year 2001 third quarter.

     ASSET IMPAIRMENT. The Company recorded a $3.1 million charge in the third quarter of 2001 due to the impairment of assets at four stores based on SFAS #121 (Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of). The Company believes that the assets are impaired and therefore recorded the charge.

     TOTAL OTHER EXPENSE. Total other expense increased $0.4 million to $0.9 million in the fiscal year 2001 third quarter from $0.5 million in the fiscal year 2000 third quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 18 new restaurants since the end of the fiscal year 2000 third quarter. As a percentage of sales, total other expense was 2.2% for the third quarter of 2001 versus 1.5% for the third quarter of 2000.

     INCOME TAXES (BENEFIT). The Company recorded income tax expense of $2.7 million in the third quarter of fiscal year 2001. During the quarter, the Company increased the valuation allowance for the deferred tax asset. Management believes that it is not likely that the deferred tax assets will be realized in the future.

THIRTY NINE WEEKS ENDED JANUARY 28, 2001 ("FIRST NINE MONTHS OF FISCAL YEAR
2001) COMPARED TO THIRTY NINE WEEKS ENDED JANUARY 23, 2000 ("FIRST NINE MONTHS OF FISCAL YEAR 2000")

     TOTAL REVENUES. Total revenues increased $18.9 million, or 18.2%, from $103.7 million for the first nine months of fiscal year 2000 to $122.6 million for the first nine months of fiscal year 2001. This increase is primarily attributable to sales generated at the 18 new restaurants opened by the Company since the end of the fiscal year 2000 third quarter. Sales at comparable stores for the first nine months fiscal year 2001 decreased 5.0% compared with sales in the first nine months of fiscal year 2000. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in fiscal year 2001 as compared to the fiscal year 2000 and increased competition. The Company spent 4.2% of revenue on marketing expense in the first nine months of 2000 versus only 3.0% in the first nine months of fiscal year 2001.

     FOOD AND BEVERAGE. Food and beverage costs increased $7.4 million to $42.9 million in the first nine months of fiscal year 2001 from $35.5 million in the first nine months of fiscal year 2000. This increase is primarily attributable to 18 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. As a percentage of sales, food and beverage costs increased by 0.8 percentage points to 35.0% for the first nine months of fiscal year 2001 from 34.2% for the first nine months of fiscal year 2000. This increase can be attributable to 18 new restaurants opened by the Company since the end of the fiscal year 2000 third quarter, a change in beef procurement practices and a general increase in food cost. In the third quarter of 2001, the Company changed from using in house meat cutters to purchasing precut portion controlled beef. The Company estimates that the change to precut beef, increased food and beverage costs as a percentage of revenue by approximately 1.4%. The Company anticipates a 0.8% decrease in labor costs due to the elimination of all meat cutters

     LABOR AND BENEFITS. Labor and benefits costs increased $9.8 million to $39.9 million in the first nine months of fiscal year 2001 from $30.1 million in the first nine months of fiscal year 2000. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, labor and benefits costs increased 3.5% to 32.6% for the first nine months of fiscal year 2001 from 29.1% for the first nine months of fiscal year 2000. During the first nine months of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"). During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $8.8 million to $30.1 million in the first nine months fiscal year 2001 from $21.3 million in the first nine months fiscal year 2000. The increase is due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter, increase in equipment rental expense and an increase in utilities expense due to higher fuel costs. As a percentage of sales, occupancy and other was 24.5% for the first nine months of fiscal year 2001 versus 20.5% for the first nine months of fiscal year 2000. During fiscal year 2000 and 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

     PRE-OPENING EXPENSES. Pre-opening expenses increased $0.8 million to $2.1 million in the first nine months of fiscal year 2001 from $1.3 million in the first nine months of fiscal year 2000. The increase is primarily due to opening 12 restaurants during the first nine months of fiscal year 2001 as compared to 10 restaurant openings in the first nine months of fiscal year 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million to $7.4 million in the first nine months of fiscal year 2001 from $6.2 million in the first nine months of fiscal year 2000. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $2.1 million to $8.1 million for the first nine months of fiscal year 2001 versus $6.0 million in the first nine months of fiscal year 2000. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 52 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 0.8 percentage points from 5.8% for the first nine months of fiscal year 2000 to 6.6% for the first nine months of fiscal year 2001.

     ASSET IMPAIRMENT. The Company recorded a $3.1 million charge in the third quarter of 2001 due to the impairment of assets at four stores based on SFAS #121 (Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of). The Company believes that the assets are impaired and therefore recorded the charge.

     TOTAL OTHER EXPENSE. Total other expense increased $0.8 million to $2.6 million in the first nine months of fiscal year 2001 from $1.7 million in the first nine months of fiscal year 2000. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 18 new restaurants since the end of the fiscal year 2000 third quarter. As a percentage of sales, total other expense was comparable for both periods presented.

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

     INCOME TAXES (EXPENSE). The Company recorded income tax expense of $.9 million in the third quarter of fiscal year 2001. During the quarter, the Company increased the valuation allowance for the deferred tax asset. Management believes that it is not likely that the deferred tax assets will be realized in the future.

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

     The Company has experienced cashflow problems due to the fact that the Company has opened 30 new stores in the past twenty-four months combined with a pre-tax loss (before asset impairment) of approximately $10.5 million. The Company had net cash provided by operations of $11.2 million for the first nine months of 2000 versus $1.6 million net cash used by operations for the first nine months of 2001. The Company has obtained a $1.5 million loan from Berjaya Group (Cayman) Limited (discussed below) to aid with the liquidity problem. The Company has implemented revenue enhancement programs along with cost reduction initiatives which management believes will produce positive cash flow to fund current operations. There is no assurance that these initiatives will produce sufficient cash flow to cover previously incurred liabilities and fund current operations. If these are not successful, the Company will have to obtain additional capital to ensure that the Company can continue to operate.

      The Company anticipates that it may require additional debt or equity financing in order to continue to open new restaurants and fund previous losses. There can be no guarantee or assurance financing will be available on terms acceptable to the Company, if at all. The Company's ability to pledge assets as collateral for additional financing is limited. Therefore, additional financing will have to be in the form of an unsecured loan or additional equity. In the event the Company is unable to secure additional financing sufficient to fund previous losses and to support continued growth, the Company's operating and financial plans would require revision.

      As of January 28, 2001, the Company has a sale-leaseback credit facility available with CNL Fund Advisors ("CNL"). The credit facility with CNL expires on September 29, 2001. The credit facility with CNL is available for development by the Company of new Roadhouse Grill restaurants. The Company is currently in negotiations with CNL Fund Advisors ("CNL") to secure additional sale-leaseback credit facilities with them. The Company had a credit facility with FFCA for development of new Roadhouse Grill restaurants that expired in January 2001. The company is currently in negotiations with FFCA to renew the credit facility. While the Company anticipates securing additional sale-leaseback credit facilities with CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced.

      On February 14, 2001, Berjaya Group (Cayman) Limited (which owns approximately 62.3% of Roadhouse Grill, Inc. common stock) extended a $1.5 million (10% interest) convertible loan payable on demand to Roadhouse Grill, Inc. The term of the loan is not less than six months and can be converted to shares of common stock at any time. The conversion rate is based on the fair market value of the common stock on the day of conversion.

      Due to liquidity problems the Company has experienced, the Company signed a $5.9 million note plus 9.5% interest on February 21, 2001 with Colorado Boxed Beef, the Company's food supplier. The note is due no earlier than 180 days from the date of the note, however $1.5 million must be paid back by April 21, 2001.

      On March 3, 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. and Clear Channel Communication to repay $701,989 due for adverting previously provided. The terms of the note call for the Company to pay $50,000 seven days after the signing of the note, $20,000 a week commencing April 1, 2001 through August 31, 2001 and then $40,000 per week until the debt is retired.

      The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to debt with Finova Capital Corporation (Finova). As of the end of the third quarter 2001, the company was in compliance with the debt to equity covenant, however the Company was not in compliance with the cashflow coverage ratio. The Company is in the process of obtaining a waiver from Finova Capital Corporation, however a waiver has not been obtained as of March 14, 2001. As a result, the total debt due to Finova has been classified as a current liability in the balance sheet at January 28, 2001. Also, as a result of not being in compliance with the debt covenant, Finova has the right to call the loan. The Company anticipates that it will not be in compliance with the cashflow coverage ratio covenant by year-end.

      The Company had a negative working capital at the end of the second quarter of fiscal year 2001 of $8.9 million. The Company had negative working capital of $43.0 million at the end of the third quarter of 2001 due to the reclassification of all of the Finova debt from long term to current, which increased the negative working capital by $27.6 million. Excluding the reclassification of the Finova debt, negative working capital would have been $15.4 million. The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

    Material Contracts

    10.1 Convertible Secured Promissory Note dated February 14, 2001 between Roadhouse Grill, Inc. and Berjaya Group (Cayman) Limited.

    10.2 Promissory Note dated February 21, 2001 between Roadhouse Grill, Inc. and Colorado Boxed Beef Company.

    10.3 Repayment Plan dated March 3, 2001 between Roadhouse Grill, Inc. and Tinsley Advertising and Marketing Inc. and Clear Channel
         Communications, Inc.

(b) The Company filed no reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 14, 2001, by the undersigned, thereunto duly authorized.

                                        ROADHOUSE GRILL, INC.
                                               (Registrant)




/s/ Ayman Sabi                         President, Chief Executive Officer              March 14, 2001
--------------------------------       and Director
Ayman Sabi                             (Principal Executive Officer)





/s/ Harry Rosenfeld                    Chief Financial Officer                         March 14, 2001
--------------------------------       (Principal Financial Officer
Harry Rosenfeld                        and Principal
                                       Accounting Officer)

