Form 10-Q/A
period 1998-07-26
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

 ===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q/A

                       FISCAL QUARTER ENDED JULY 26, 1998

                                      INDEX


                                                                                                          PAGE NO.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (See Note A):

                  Condensed Consolidated Balance Sheets as of July 26, 1998)
                       and April 26, 1998 (unaudited)...................................................      1

                  Condensed Consolidated Statements of Operations for the Fiscal Quarters Ended
                       July 26, 1998 and July 27, 1997 (unaudited)......................................      2

                  Condensed Consolidated Statement of Changes in Shareholders' Equity
                       for the Fiscal Quarter Ended July 26, 1998 (unaudited) ..........................      3

                  Condensed Consolidated Statements of Cash Flows for the Fiscal Quarters Ended
                      July 26, 1998 and July 27, 1997 (unaudited) ......................................      4

                  Notes to Condensed Consolidated Financial Statements..................................      5

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................      7



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................     12

Item 6.           Exhibits and Reports on Form 8-K......................................................     12

Signatures        ......................................................................................     13

Exhibit Index     ......................................................................................     14



NOTE A:

         As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of July 26, 1998 and the results for the thirteen weeks then ended and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

Item 1. Financial Statements

                              ROADHOUSE GRILL, INC.

                      Condensed Consolidated Balance Sheets
                        July 26, 1998 and April 26, 1998
                                   (Unaudited)


                                                                                    July 26,                  April 26,
                                                                                      1998                       1998
                                                                                 ------------                ------------
                                                                                (As Restated)                (As Restated)
                               Assets

Current assets:
  Cash and cash equivalents ......................................               $  2,628,347                $  3,554,875
  Accounts receivable ............................................                    304,479                     242,381
  Inventory ......................................................                    968,080                     939,169
  Due from related party .........................................                         --                   1,000,000
  Current portion of note receivable .............................                    184,198                     182,536
  Pre-opening costs, net .........................................                    875,990                     966,688
  Deferred tax assets, net .......................................                    421,000                     421,000
  Prepaid expenses ...............................................                    578,167                     469,031
                                                                                 ------------                ------------
     Total current assets ........................................                  5,960,261                   7,775,680

Note receivable ..................................................                     89,874                     111,557
Property & equipment, net ........................................                 67,279,869                  66,898,728

Intangible assets, net of accumulated amortization of $130,425 and
  $120,652 at July 26, 1998 and April 26, 1998, respectively .....                    604,778                     614,551
Other assets .....................................................                  4,046,702                   4,023,570
Investment in and advances to affiliates .........................                    568,137                     611,710
                                                                                 ------------                ------------
      Total assets ...............................................               $ 78,549,621                $ 80,035,796
                                                                                 ============                ============

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ...............................................               $  3,319,875                $  4,857,804
  Accrued expenses ...............................................                  3,865,207                   5,543,288
  Due to related parties .........................................                  1,500,000                   1,500,000
  Current portion of long term debt ..............................                    698,593                     687,788
  Current portion of capitalized lease obligations ...............                  1,245,577                   1,207,367
                                                                                 ------------                ------------
      Total current liabilities ..................................                 10,629,252                  13,796,247

Long term debt ...................................................                 16,785,911                  16,906,928
Capitalized lease obligations ....................................                  6,870,696                   6,335,004
                                                                                 ------------                ------------
     Total liabilities ...........................................                 34,285,859                  37,038,179

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,308,741 and 9,305,408 shares as of
  July 26, 1998 and April 26, 1998, respectively .................                    279,262                     279,162
Additional paid-in-capital .......................................                 48,550,843                  48,535,944
Accumulated deficit ..............................................                 (4,566,343)                 (5,817,489)
                                                                                 ------------                ------------
      Total shareholders' equity .................................                 44,263,762                  42,997,617
Commitments and contingencies (Note 3) ...........................                         --                          --
                                                                                 ------------                ------------
      Total liabilities and shareholders' equity .................               $ 78,549,621                $ 80,035,796
                                                                                 ============                ============



     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                Condensed Consolidated Statements of Operations
         For the fiscal quarters ended July 26, 1998 and July 27, 1997
                                  (Unaudited)


                                                             Fiscal Quarter Ended
                                                     ------------------------------------
                                                      July 26,                  July 27,
                                                        1998                      1997
                                                     -----------               -----------
                                                                 (As restated)
Total revenue .......................               $ 29,133,136                $ 23,171,669

Cost of restaurant sales:
   Food and beverage ................                  9,890,847                   7,913,326

   Labor and benefits ...............                  8,232,936                   7,009,079

   Occupancy and other ..............                  5,571,932                   4,205,207

   Pre-opening amortization .........                    363,355                     555,053
                                                    ------------                ------------

   Total cost of restaurant sales ...                 24,059,070                  19,682,665

Depreciation and amortization .......                  1,716,503                   1,210,416

General and administrative ..........                  1,630,808                   2,082,971
                                                    ------------                ------------
   Total operating expenses .........                 27,406,381                  22,976,052
                                                    ------------                ------------
   Operating income .................                  1,726,755                     195,617

Other income (expense):
   Interest expense, net ............                   (497,050)                   (327,607)

   Equity in net income of affiliates                     31,744                      26,383

   Other, net .......................                         --                          --
                                                    ------------                ------------

        Total other (expense) .......                   (465,306)                   (301,224)
                                                    ------------                ------------

        Pretax income (loss) ........                  1,261,449                    (105,607)

Income tax ..........................                     10,303                      42,700
                                                    ------------                ------------
        Net income (loss) ...........               $  1,251,146                $   (148,307)
                                                    ============                ============

Basic net income (loss) per common
   share ............................               $       0.13                $      (0.02)
                                                    ============                ============

Diluted net income (loss) per common
   share ............................               $       0.13                $      (0.02)
                                                    ============                ============

Weighted average common shares
    outstanding .....................                  9,308,411                   9,305,408
                                                    ============                ============

Weighted average common shares and
    share equivalents outstanding-
    assuming dilution ...............                  9,523,738                   9,305,408
                                                    ============                ============


See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                   For the fiscal quarter ended July 26, 1998

                                   (Unaudited)



                                  Common Stock            Additional
                             -----------------------        Paid-in          Accumulated
                              Shares        Amount          Capital            Deficit          Total
                             ---------      --------      -----------      -----------       -----------
                                                                             (As Restated)   (As Restated)
Balance April 26, 1998       9,305,408      $279,162      $48,535,944      $(5,817,489)      $42,997,617


Stock Options Exercised          3,333           100           14,899               --            14,999

Net income ............             --            --               --        1,251,146         1,251,146
                             ---------      --------      -----------      -----------       -----------
Balance July 26, 1998 .      9,308,741      $279,262      $48,550,843      $(4,566,343)      $44,263,762
                             =========      ========      ===========      ===========       ===========




     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                Condensed Consolidated Statements of Cash Flows
         For the fiscal quarters ended July 26, 1998 and July 27, 1997
                                  (Unaudited)



                                                                            July 26,          July 27,
                                                                              1998              1997
                                                                           -----------       -----------
                                                                          (As restated)
Cash flows from operating activities
   Net income (loss) ................................................      $ 1,251,146       $  (148,307)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................        1,676,718         1,227,604
     Noncash compensation expense ...................................               --            80,650
     Equity in net income of affiliate ..............................          (31,744)          (26,383)
Changes in assets and liabilities:
     Increase in accounts receivable ................................          (62,098)         (256,228)
     Increase in inventory ..........................................          (28,911)          (58,351)
     Decrease in pre-opening costs ..................................           90,698            44,806
     Increase in prepaid expense ....................................          (36,015)          (97,220)
     Increase in other assets .......................................         (107,697)           41,220
     Decrease in accounts payable ...................................       (1,537,929)          (47,531)
     (Decrease) increase in accrued expenses ........................       (1,677,083)        1,639,389
                                                                           -----------       -----------
       Net cash provided by (used in) operating activities ..........         (462,915)        2,399,649

Cash flows from investing activities
   Dividends received from affiliate ................................           70,002                --
   Advances to affiliates, net ......................................            5,316           (19,388)
   Payments for intangibles .........................................               --           (14,770)
   Proceeds from payment on notes receivable ........................        1,020,021            18,487
   Proceeds from sale-leaseback transaction .........................          860,897         4,004,536
   Purchase of property and equipment ...............................       (2,037,646)       (4,720,557)
                                                                           -----------       -----------
       Net cash used in investing activities ........................          (81,410)         (731,692)

Cash flows from financing activities
   Issuance of common stock .........................................           14,999                --
   Repayments of long-term debt .....................................         (110,212)         (235,818)
   Payments on capital lease obligations ............................         (286,990)         (355,943)
                                                                           -----------       -----------
       Net cash used in financing activities ........................         (382,203)         (591,761)

Increase (decrease) in cash and cash equivalents ....................         (926,528)        1,076,196
Cash and cash equivalents at beginning of period ....................        3,554,875         1,587,040
                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................      $ 2,628,347       $ 2,663,236
                                                                           ===========       ===========
Supplementary disclosures:
   Interest paid ....................................................      $   633,955       $   451,382
                                                                           ===========       ===========
   Income taxes paid ................................................      $   454,000       $        --
                                                                           ===========       ===========




     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

              Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

       The financial statements of Roadhouse Grill, Inc. (the "Company") for the fiscal quarters ended July 26, 1998 and July 27, 1997 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with then notes to condensed consolidated financial statements, together with management's discussion and analysis of consolidated financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the 17 weeks ended April 26, 1998 (the "transition period").

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

       The results of operations for the fiscal quarter ended July 26, 1998 are not necessarily indicative of the results for the entire fiscal year ending April 25, 1999. See also Note A of the Index to this Report on Form 10-QA.

       Certain prior year balances have been reclassified to conform to the current presentation.

2.     Restatements

         Restatement of the balance sheet as of July 26, 1998 and April 26, 1998 and the results of operations for the thirteen weeks ended July 26, 1998 consisted of the following adjustments: an increase to occupancy and other expense of $33,000 to record the accrual for property tax and a decrease to income tax expense of $25,000 as a result of the above adjustment. The balance sheet as of April 26, 1998 reflects a retained earnings adjustment of $156,000. The net impact of the restatement described above decreased net income for the thirteen weeks ended July 26, 1998 by $8,000 and $0.01 per basic earnings per share. There was no effect on diluted earnings per share for the above adjustments.

3.     Commitments and Contingencies

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

4.     Acquisitions

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

5.     Adoption of New Accounting Standards

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

6.     Conversion of Long-Term Debt into Shares of Common Stock

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

7.     Loan Facility

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

8.     Sale-Leaseback Transaction

       Pursuant to a $16.5 million funding commitment received from CNL Group, Inc., the Company entered into a sale-leaseback transaction for a new Roadhouse Grill restaurant in Pensacola, Florida. The resulting lease term will be 13 years with a 9.9% rental factor.

9.     Net Income (Loss) per Common Share ("EPS")

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


                                              Fiscal Quarter Ended July 26, 1998
                                        -----------------------------------------------
                                        Net Income           Shares          Amount
                                        ----------         ---------        -----------
                                      (As restated)                        (As restated)
Basic EPS
      Net income available
        to common shareholders ...      $1,251,146         9,308,411            $0.13

     Effect of Dilutive Securities

       Stock options .............              --           103,323               --

       Convertible debt ..........              --           112,004               --
                                        ----------         ---------            -----
     Diluted EPS .................      $1,251,146         9,523,738            $0.13
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


                                                  Fiscal Quarter Ended July 27, 1997
                                             -------------------------------------------
                                             Net Income           Shares          Amount
                                             -------------------------------------------
     Basic EPS
      Net income (loss) available
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

10.    Stock Option Plan

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Restatement: The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect adjustments recorded to previously reported results of operations for the thirteen week period ended July 26, 1998. See Note 2 to the condensed consolidated financial statements for a discussion of these adjustments.

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

                                                           Fiscal Quarters Ended
                                                       -----------------------------
                                                       July 26, 1998   July 27, 1997
                                                       -------------   -------------
                                                                 (As restated)
Total revenues.....................................        100.0%          100.0%

Cost of restaurant sales:
Food and beverage..................................         33.9            34.2
Labor and benefits.................................         28.3            30.2
Occupancy and other................................         19.1            18.1
Preopening amortization............................          1.2             2.4
                                                           -----           -----
Total cost of restaurant sales.....................         82.5            84.9

Depreciation and amortization......................          5.9             5.2
General and administrative.........................          5.6             9.1
                                                           -----           -----
   Total operating expenses........................         94.0            99.2
                                                           -----           -----

   Operating income ...............................          6.0             0.8
Other income (expense):
   Interest expense, net...........................         (1.7)           (1.4)
   Equity in net income of affiliates..............          0.0             0.1
   Other, net   ...................................          0.0             0.0
                                                           -----           -----
     Total other income (expense)..................         (1.7)           (1.3)
                                                           -----           -----

     Pretax income (loss)..........................          4.3            (0.5)
Income tax.........................................          0.0             0.1
                                                           -----           -----
     Net income (loss).............................          4.3%           (0.6)%
                                                           =====           =====

     This Form 10-Q/A contains forward-looking statements, including statements regarding, among other things (i) the Company's growth strategies, (ii) anticipated trends in the economy and the restaurant industry and (iii) the Company's future financing plans. In addition, when used in this Form 10-Q, the words "believes," "anticipates," "expects" and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, reductions in the availability of financing, increases in interest rates and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-Q/A will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

First Fiscal Quarter 1999 ended July 26, 1998 compared to First Fiscal Quarter 1998, ended July 27, 1997

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

     Total revenues. Total revenues increased $5.9 million, or 25.7%, from $23.2 million for the first quarter of 1998 to

$29.1 million for the first quarter of 1999. This increase is primarily attributable to 10 Company-owned restaurant openings and an increase in comparable store sales of 0.2% for the 30 Company-owned restaurants opened for 18 months or longer.

     Food and beverage. Food and beverage costs as a percentage of sales decreased by 0.3% points from 34.2% for the first quarter of 1998 to 33.9% for the same period in 1999. This decrease was primarily due to improved operating procedures including portion control measures and increased management review and supervision.

     Labor and benefits. Labor costs as a percentage of sales decreased by 1.9% points from 30.2% for the quarter ended July 27, 1997 to 28.3% for the quarter ended July 26, 1998. This decrease was the result of the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit.

     Occupancy and other. Occupancy and other costs as a percentage of sales increased 1.0 point from 18.1% for the quarter ended July 27, 1997 to 19.1% for the quarter ended July 26, 1998. The increase is due to the implementation of a new marketing plan including television, radio and print media, partially offset by reduction in direct operating costs.

     Preopening amortization. Preopening amortization, as a percentage of sales decreased by 1.2% points from 2.4% for the quarter ended July 27, 1997 to 1.2% for the quarter ended July 26, 1998. The decrease is due to a larger base of restaurants open for more than one year, which no longer have preopening amortization expense.

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

     General and administrative. General and administrative costs decreased as a percentage of sales from 9.1% for the first quarter of 1998 to 5.6% for the first quarter of 1999. This 3.5% point decrease is primarily due to severance charges of $430,000 or 1.9% of sales, incurred during the first quarter of fiscal 1998 for the departure of several key executives of the Company, including the President and Chief Executive Officer. General and administrative costs would have been $1.7 million, or 7.1% of sales for the quarter ended July 26, 1998, had these changes not been incurred.

     Total other income (expense). Total other income (expense) increased $164,082 from expense of $301,224 for the first quarter of 1998 to expense of $465,306 for the first quarter of 1999. As a percentage of sales, other income (expense) remained consistent.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($4.7 million as of July 26, 1998). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

    The following is a pro forma summary (unaudited) of the quarterly results of operations for the 12 months ended April 1998 and the 12 months ended April 1997 with the quarters structured according to the new fiscal year:

                                                         1st Qtr         2nd Qtr        3rd Qtr         4th Qtr       Total Year
                                                         -------         -------        -------         -------       ----------
12 Months Ended April 1998:
    Total revenues ................................   $ 23,172,000    $ 22,965,000    $ 25,090,000    $29,281,000   $ 100,508,000
    Income prior to unusual or infrequent
      items .......................................        196,000         648,000       1,242,000      2,048,000       4,134,000
    (Loss) from impairment of assets(1) ...........             --              --      (1,120,000)            --      (1,120,000)
    Operating income(2) ...........................        196,000         648,000         122,000      2,048,000       3,014,000
    Pretax income (loss)(3) .......................       (106,000)        119,000        (999,000)     1,555,000         569,000
    Net income (loss) .............................       (148,000)         69,000      (1,073,000)     1,505,000         353,000
    Basic net income (loss) per common share ......          (0.02)           0.01           (0.12)          0.16            0.04
    Weighted average common shares outstanding ....      9,305,408       9,305,408       9,305,408      9,305,408       9,305,408
    Diluted net income (loss) per common share ....          (0.02)           0.01           (0.12)          0.16            0.04
    Weighted average common shares and share
         equivalents outstanding - assuming
         dilution .................................      9,305,408       9,305,879       9,305,408      9,343,605       9,315,139

12 Months Ended April 1997:
    Total revenues ................................   $ 14,523,000    $ 16,744,000    $ 20,087,000    $23,583,000   $  74,937,000
    Operating income (loss) .......................       (328,000)       (150,000)        438,000      1,680,000       1,640,000
    Pretax income (loss) ..........................       (569,000)       (485,000)        105,000      1,451,000         502,000
    Net income (loss) .............................       (569,000)       (485,000)         95,000      1,412,000         453,000
    Basic net income (loss) per common share ......          (0.12)          (0.10)           0.01           0.15            0.07
    Weighted average common shares outstanding ....      4,697,232       4,747,379       7,852,849      9,305,408       6,650,717
    Diluted net income (loss) per common share ....          (0.12)          (0.10)           0.01           0.15            0.07
    Weighted average common shares and share
        equivalents outstanding - assuming dilution      4,697,232       4,747,379       7,872,237      9,311,336       6,653,874



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

----------------------
(1) During the third quarter of pro forma 1998, the Company recognized an impairment loss of $1,120,200, or $0.12 per share, relating to the write-down of two under-performing Company-Owned restaurants.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on August 13, 2001, by the undersigned, thereunto duly authorized.

                                                     ROADHOUSE GRILL, INC.
                                                         (Registrant)





/s/ Ayman Sabi                         President, Chief Executive Officer            August 13, 2001
-------------------------------------    and Director
Ayman Sabi                               (Principal Executive Officer)






/s/ Dennis C. Jones                      Chief Financial Officer,                     August 13, 2001
-------------------------------------    (Principal Financial Officer
Dennis C. Jones                          and Principal
                                         Accounting Officer)




                                INDEX TO EXHIBITS

Exhibit
Number            Description
--------          -----------

21.0         Subsidiaries of the Registrant.*

------------------
* Previously filed