Form 10-Q/A
period 1998-10-25
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

================================================================================

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

                         Commission File Number: 0-28930

                              ROADHOUSE GRILL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              FLORIDA                                 65-0367604
------------------------------------            ------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


               2703-A GATEWAY DRIVE, POMPANO BEACH, FLORIDA 33069
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

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

                              ROADHOUSE GRILL, INC.
                                   FORM 10-Q/A

                      THIRTEEN WEEKS ENDED OCTOBER 25, 1998

                                      INDEX


                                                                                                                       PAGE NO.
                                                                                                                       -------

PART I.   FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (NOTE A):

                  Condensed Consolidated Balance Sheets as of October 25, 1998
                        and April 26, 1998 (unaudited)....................................................................2

                  Condensed Consolidated Statements of Operations for the Thirteen Weeks and
                        Twenty-Six Weeks Ended October 25, 1998 and October 26, 1997 (unaudited) .........................3

                  Condensed Consolidated Statement of Changes in Shareholders' Equity
                        for the Twenty-Six Weeks Ended October 25, 1998 (unaudited)...................................... 4

                  Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
                        October 25, 1998 and October 26, 1997 (unaudited).................................................5

                  Notes to Condensed Consolidated Financial Statements................................................... 6



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ......................................................................................10


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...............................................................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................................................................15

SIGNATURES ............................................................................................................. 16

EXHIBIT INDEX .......................................................................................................... 17

NOTE A:

       As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of October 25, 1998 and the results for the thirteen and twenty-six weeks ended October 25, 1998 and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       October 25, 1998 and April 26, 1998
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                                         October 25,            April 26,
                                                                            1998                  1998
                                                                     ------------------    ------------------
                                                                      (As Restated)          (As restated)
                                 Assets

Current assets:
  Cash and cash equivalents .................................            $  4,038             $  3,555
  Accounts receivable .......................................                 352                  242
  Inventory .................................................               1,016                  939
  Due from related party ....................................                  --                1,000
  Current portion of note receivable ........................                  55                  183
  Pre-opening costs, net ....................................                 618                  967
  Deferred tax assets, net ..................................                 421                  421
  Prepaid expenses ..........................................               1,685                  469
                                                                         --------             --------
     Total current assets ...................................               8,185                 7776

Note receivable .............................................                 167                  112
Property & equipment, net ...................................              68,252               66,898
Intangible assets, net of accumulated amortization of $153
  and $121 at October 25, 1998 and April 26, 1998,
  respectively ..............................................               2,105                  615
Other assets ................................................               3,235                4,023
Investment in and advances to affiliates ....................                  --                  612
                                                                         --------             --------

      Total assets ..........................................            $ 81,944             $ 80,036
                                                                         ========             ========

                   Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ..........................................            $  3,576             $  4,858
  Accrued expenses ..........................................               5,419                5,543
  Due to related parties ....................................                  --                1,500
  Current portion of long-term debt .........................                 717                  688
  Current portion of capitalized lease obligations ..........               1,395                1,207
                                                                         --------             --------
      Total current liabilities .............................              11,107               13,796

Long-term debt ..............................................              16,542               16,907
Capitalized lease obligations ...............................               7,619                6,335
                                                                         --------             --------
     Total liabilities ......................................              35,268               37,038

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 and 9,305,408 shares as of
  October 25, 1998 and April 26, 1998, respectively .........                 291                  279
Additional paid-in-capital ..................................              50,039               48,536
Accumulated deficit .........................................              (3,654)              (5,817)
                                                                         --------             --------
      Total shareholders' equity ............................              46,676               42,998
Commitments and contingencies (Note 3) ......................                  --                   --
                                                                         --------             --------
      Total liabilities and shareholders' equity ............            $ 81,944             $ 80,036
                                                                         ========             ========




     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the thirteen weeks and twenty-six weeks
                           ended October 25, 1998 and
            October 26, 1997 ($ in thousands, except per share data)
                                   (Unaudited)


                                                  Thirteen Weeks Ended                      Twenty-six Weeks Ended
                                             --------------------------------          --------------------------------
                                             October 25,           October 26,         October 25,         October 26,
                                                 1998                 1997                 1998                1997
                                             -----------          -----------          -----------          -----------
                                             (As restated)                            (As restated)
Total revenue ......................         $    28,282          $    22,965          $    57,416          $    46,138

Cost of restaurant sales:
   Food and beverage ...............               9,690                7,978               19,582               15,891
   Labor and benefits ..............               8,058                6,833               16,291               13,842
   Occupancy and other .............               5,090                4,298               10,662                8,503
   Pre-opening amortization ........                 367                  500                  731                1,054
                                             -----------          -----------          -----------          -----------
   Total cost of restaurant sales ..              23,205               19,609               47,266               39,290

Depreciation and amortization ......               1,839                1,384                3,556                2,595
General and administrative expenses                1,698                1,324                3,329                3,407
                                             -----------          -----------          -----------          -----------
   Total operating expenses ........              26,742               22,317               54,151               45,292
                                             -----------          -----------          -----------          -----------

   Operating income ................               1,540                  648                3,265                  846

Other income (expense):
   Interest expense, net ...........                (585)                (536)              (1,082)                (864)
   Equity in net income (loss) of
     affiliates ....................                 (35)                   7                   (3)                  33
                                             -----------          -----------          -----------          -----------
        Total other (expense) ......                (620)                (529)              (1,085)                (831)
                                             -----------          -----------          -----------          -----------
        Pretax income ..............                 920                  119                2,180                   15
Income tax .........................                   8                   50                   17                   92
                                             -----------          -----------          -----------          -----------
        Net income (loss) ..........         $       912          $        69          $     2,163          $       (77)
                                             ===========          ===========          ===========          ===========

Basic net income (loss) per common
     share .........................         $      0.10          $      0.01          $      0.23          $     (0.01)
                                             ===========          ===========          ===========          ===========

Diluted net income (loss) per common
     share .........................         $      0.10          $      0.01          $      0.23          $     (0.01)
                                             ===========          ===========          ===========          ===========

Weighted-average common shares
     outstanding ...................           9,423,027            9,305,408            9,365,719            9,305,408
                                             ===========          ===========          ===========          ===========

Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution .............           9,486,874            9,305,879            9,507,768            9,305,408
                                             ===========          ===========          ===========          ===========






     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the twenty-six weeks ended October 25, 1998
                                ($ in thousands)
                                   (Unaudited)

                                        Common Stock              Additional
                                    -----------------------         Paid-in-      Accumulated
                                       Shares        Amount         Capital         Deficit          Total
                                     ---------      -------       ----------      ------------    -------------
                                                                                 (As Restated)    (As Restated)
Balance April 26, 1998 .....         9,305,408         $279         $48,536         $(5,817)         $42,998

Stock Options Exercised ....             3,333           --              15              --               15

Conversion of Debt to Equity           400,000           12           1,488              --            1,500

Net income .................                --           --              --           2,163            2,163
                                     ---------         ----         -------         -------          -------

Balance October 25, 1998 ...         9,708,741         $291         $50,039         $(3,654)         $46,676
                                     =========         ====         =======         =======          =======




     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the twenty-six weeks ended October 25, 1998 and October 26, 1997
                                ($ in thousands)
                                   (Unaudited)



                                                                                        October 25,        October 26,
                                                                                           1998               1997
                                                                                        -----------        -----------
                                                                                       (As restated)

Cash flows from operating activities
   Net income (loss) ..........................................................         $ 2,163          $    (77)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization ............................................           4,286             3,649
     Noncash compensation expense .............................................              --                81
     Equity in net (income) loss of affiliate .................................               3               (33)
     Changes in assets and liabilities:
       Increase in accounts receivable ........................................            (110)             (238)
       Increase in inventory ..................................................             (43)              (56)
       Increase in pre-opening costs ..........................................            (381)             (864)
       Increase in prepaid expense ............................................          (1,083)              (86)
       Decrease (increase) in other assets ....................................             246              (371)
       Decrease in accounts payable ...........................................          (1,282)             (833)
       (Decrease) increase in accrued expenses ................................            (129)            2,284
                                                                                        -------          --------
         Net cash provided by operating activities ............................           3,670             3,456

Cash flows from investing activities
   Dividends received from affiliate ..........................................              93                --
   Advances to affiliates, net ................................................               9               (49)
   Payments for intangibles ...................................................             (20)              (19)
   Acquisition of restaurant, net of cash acquired ............................          (1,359)               --
   Proceeds from payment on note receivable from affiliate ....................           1,000                --
   Proceeds from payment on notes receivable ..................................              72                37
   Proceeds from sale-leaseback transaction ...................................             861             4,503
   Purchase of property and equipment .........................................          (2,946)           (7,198)
                                                                                        -------          --------
         Net cash used in investing activities ................................          (2,290)           (2,726)

Cash flows from financing activities
   Decrease in cash overdraft .................................................              --            (3,013)
   Issuance of common stock ...................................................              15                --
   Proceeds from long-term debt ...............................................              --            15,000
   Repayments of long-term debt ...............................................            (336)           (7,657)
   Payments on capital lease obligations ......................................            (576)             (603)
                                                                                        -------          --------
         Net cash (used in)  provided by financing activities .................            (897)            3,727

Increase in cash and cash equivalents .........................................             483             4,457
Cash and cash equivalents at beginning of period ..............................           3,555             1,587
                                                                                        -------          --------
Cash and cash equivalents at end of period ....................................         $ 4,038          $  6,044
                                                                                        =======          ========
Supplementary disclosures:
   Interest paid ..............................................................         $ 1,275          $  1,150
                                                                                        =======          ========
   Income taxes paid ..........................................................         $ 1,155          $    131
                                                                                        =======          ========


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

         The results of operations for the thirteen weeks and twenty-six weeks ended October 25, 1998 are not necessarily indicative of the results for the entire fiscal year ending April 25, 1999. See also Note A of the Index to this report on Form 10Q.

         Certain prior year balances have been reclassified to conform to the current year presentation.

2. RESTATEMENTS:

      Restatement of the balance sheet as of October 25, 1998 and April 26, 1998 and the results of operations for the thirteen and twenty-six weeks ended October 25, 1998 consisted of the following adjustments: an increase to occupancy and other expense of $34,000 and $67,000 to record the accrual for property tax expense for the thirteen and twenty-six weeks ended October 25, 1998, respectively; a reduction to income tax expense of $42,000 and $67,000 for the thirteen and twenty-six weeks ended October 25, 1998, respectively, as a result of the above adjustments. The balance sheet as of April 26, 1998 reflects a retained earnings adjustment of $156,000.

The net impact of the restatement described above increased net income for the thirteen weeks ended October 25, 1998 by $8,000. There was no effect on net income and earnings per share for the twenty-six weeks ended October 25, 1998 and earnings per share (basic and diluted) for the thirteen and twenty-six weeks ended October 25, 1998, respectively, as a result of these adjustments.

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

         The Company's unaudited pro forma results of operations assuming the above acquisition had taken place on April 27, 1997 are as follows:

                      Twenty-six weeks                 Twenty-six weeks
                   ended October 25, 1998           ended October 26, 1997
                   ----------------------           ----------------------
                         ($ in thousands, except per share data)

Revenue                  $57,884                         $46,943
Net income                 2,163                             (77)
Basic EPS                $  0.23                           (0.01)
Diluted EPS              $  0.23                           (0.01)

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

7. LEASES

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


                                            Thirteen Weeks Ended                       Twenty-six Weeks Ended
                                             October 25, 1998                            October 25, 1998
                                     ----------------------------------       -----------------------------------
                                   Net Income      Shares       Amount       Net Income        Shares       Amount
                                   ----------    ----------    --------      ----------      ----------     -------
                                                            ($ in thousands, except per share data)

(As restated)

BASIC EPS
Net income available
to common shareholders ......        $912        $9,423,027        $0.10        $2,163        $9,365,719        $0.23

EFFECT OF DILUTIVE SECURITIES
Stock options ...............          --            42,777           --            --            76,884           --
Convertible debt ............          --            21,070           --            --            65,165           --
                                     ----        ----------        -----        ------        ----------        -----
DILUTED EPS .................        $912        $9,486,874        $0.10        $2,163        $9,507,768        $0.23
                                     ====        ==========        =====        ======        ==========        =====


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

                                            Thirteen Weeks Ended                          Twenty-six Weeks
                                              October 26, 1997                            October 26, 1997
                                      ----------------------------------       -----------------------------------
                                      Net Income      Shares      Amount       Net Income      Shares       Amount
                                      ----------      ------      ------       ----------      ------       ------
                                                            ($ in thousands, except per share data)
BASIC EPS
Net income available
to common shareholders ......        $69        9,305,408        $0.01        $(77)        9,305,408        $(0.01)

EFFECT OF DILUTIVE SECURITIES
Stock options ...............         --              471           --          --                --           --
                                     ---        ---------        -----        ----         ---------        -----
DILUTED EPS .................        $69        9,305,879        $0.01        $(77)        9,305,408        $(0.01)
                                     ===        =========        =====        ====         =========        =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT:

         The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect adjustments recorded to previously reported results of operations for the thirteen and twenty-six week periods ended October 25, 1998. See Note 2 to the condensed consolidated finical statements for a discussion of these adjustments.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.


                                                         Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                                ------------------------------------         --------------------------------------
                                                October 25, 1998    October 26, 1997      October 25, 1998     October 26, 1997
                                                ----------------    ----------------      ----------------     ----------------
                                                           (As restated)                             (As restated)
Total revenues .............................            100.0%             100.0%             100.0%             100.0%
Cost of restaurant sales:
Food and beverage ..........................             34.3               34.7               34.1               34.5
   Labor and benefits ......................             28.5               29.8               28.4               30.0
   Occupancy and other .....................             18.0               18.7               18.6               18.4
   Pre-opening amortization ................              1.3                2.2                1.3                2.3
                                                        -----              -----              -----              -----
   Total cost of restaurant sales ..........             82.1               85.4               82.4               85.2

Depreciation and amortization ..............              6.5                6.0                6.2                5.6
General and administrative .................              6.0                5.8                5.8                7.4
                                                        -----              -----              -----              -----
   Total operating expenses ................             94.6               97.2               94.4               98.2
                                                        -----              -----              -----              -----
   Operating income ........................              5.4                2.8                5.6                1.8
Other income (expense):
   Interest expense, net ...................             (2.1)              (2.3)              (1.9)              (1.9)
   Equity in net income (loss) of affiliates             (0.1)               0.0                0.0                 .1
                                                        -----              -----              -----              -----
     Total other (expense) .................             (2.2)              (2.3)              (1.9)              (1.8)
                                                        -----              -----              -----              -----
     Pretax income .........................              3.2               .0.5                3.7                0.0

Income tax .................................               --                0.2                 --                0.2
                                                        -----              -----              -----              -----
     Net income (loss) .....................              3.2%               0.3%               3.7               (0.2)%
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

         TOTAL REVENUES. Total revenues increased $5.3 million, or 23.2%, from $23.0 million for the fiscal year 1998 second quarter to $28.3 million for the fiscal year 1999 second quarter. This increase is primarily attributable to sales generated at the nine new restaurants opened by the Company since the end of fiscal year 1998 second quarter. To a lesser extent, sales also increased due to an increase in comparable store sales of 2% for the 32 Company-owned restaurants opened for 18 months or longer.

         In May 1997, the Company entered into a licensing agreement with Sunshine Roadhouse Group, Inc. for the licensing of the North Palm Beach, Florida restaurant.

         On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April to coincide with that of the majority shareholder, Berjaya Cayman.

         The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.5% of total revenues for the thirteen weeks and twenty-six weeks ended October 15, 1998, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

         The Company's new restaurants can be expected to incur above-average costs during the first few months of operation. Pre-opening costs, such as employee recruiting and training cots and other initial expenses incurred in connection with the opening of a new restaurant, are amortized over a twelve-month period commencing with the first full accounting period after the restaurant opens. No new restaurants were opened during the thirteen weeks ended October 25, 1998.

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

         FOOD AND BEVERAGE. Food and beverage costs as a percentage of sales decreased by 0.4 percentage points to 34.3% for the fiscal year 1999 second quarter from 34.7% for the fiscal year 1998 second quarter. This decrease is primarily due to improved management of such costs in field operations as well as corporate management to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the company expanded and regionalized the distribution network that delivers products and supplies to the company's restaurants, resulting in better logistics and lower costs.

         LABOR AND BENEFITS. Labor and benefits costs increased $1.3 million to $8.1 million in the fiscal year 1999 second quarter, or 17.9%, from $6.8 million in the fiscal year 1998 second quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 second quarter. However, as a percentage of sales, labor and benefits costs decreased by 1.3 percentage points to 28.5% for the fiscal year 1999 second quarter from 29.8% for the fiscal year 1998 second quarter. This decrease is primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $792,000 to $5.1 million in the fiscal year 1999 second quarter, or 18.4%, from $4.3 million in the fiscal 1998 second quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 second quarter. However, as a percentage of sales, occupancy and other costs decreased by 0.7 percentage points from 18.7% for the fiscal year 1998 second quarter to 18.0% for the fiscal year 1999 second quarter. This decrease is primarily due to improved management of such costs, resulting in reductions in direct operating costs, utilities and other costs of operating the restaurants. The decrease is partially offset by the implementation and expenditures of a new marketing and advertising campaign.

         PRE-OPENING AMORTIZATION. Pre-opening amortization decreased $133,000 to $367,000 in the fiscal year 1999 second quarter, or 26.6%, from $500,000 in the fiscal year 1998 second quarter. The decrease is primarily due to lower expenditures on pre-opening for new restaurants during fiscal year 1999 than was expended on pre-opening for restaurants opened in fiscal year 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $455,000 to $1.8 million in the fiscal year 1999 second quarter, or 32.9%, from $1.4 million in the fiscal year 1998 second quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 second quarter. As a percentage of sales, depreciation and amortization increased by 0.5 percentage points from 6.0% for the fiscal year 1998 second quarter to 6.5% for the fiscal year 1999 second quarter.

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

         TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $91,000 in expense to $620,000 in the fiscal year 1999 second quarter, or 17.2%, from $529,000 in the fiscal year 1998 second quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of nine new restaurants since the end of the fiscal year 1998 second quarter.

         INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter measurement determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $8,000 in fiscal year 1999 second quarter and $50,000 for the fiscal year 1998 second quarter represent state income tax and alternative minimum tax.

TWENTY-SIX WEEKS ENDED OCTOBER 25, 1998 ("FISCAL YEAR 1999 FIRST HALF") COMPARED TO TWENTY-SIX WEEKS ENDED OCTOBER 26, 1997 ("FISCAL YEAR 1998 FIRST HALF")

         TOTAL REVENUES. Total revenues increased $11.3 million, or 24.4%, from $46.1 million for the fiscal year 1998 first half to $57.4 million for the fiscal year 1999 first half. This increase is primarily attributable to sales generated at the nine new restaurants opened by the Company since the end of fiscal year 1998 first half and sales of four new restaurants that were only open and operating part of fiscal year 1998 first half. To a lesser extent, sales also increased due to an increase in comparable store sales of 1% for the 32 Company-owned restaurants opened for 18 months or longer.

         FOOD AND BEVERAGE. Food and beverage costs as a percentage of sales decreased by 0.4 percentage points to 34.1% for the fiscal year 1999 second quarter from 34.5% in the fiscal year 1998 second quarter. This decrease is primarily due to improved management of such costs in field operations as well as corporate management and to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the Company expanded and regionalized the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs.

         LABOR AND BENEFITS. Labor and benefits costs increased $2.5 million to $16.3 million in the fiscal year 1999 first half, or 17.7%, from $13.8 million in the fiscal year 1998 first half. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal 1998 first half and four new restaurants that were only open and operating part of fiscal year 1998 first half. However, as a percentage of sales, labor and benefits costs decreased by 1.6 percentage points to 28.4% for the fiscal year 1999 first half from 30.0% for the fiscal year 1998 first half. This decrease was primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $2.2 million to $10.7 million in the fiscal year 1999 first half, or 25.4%, from $8.5 million in the fiscal year 1998 first half. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 first half and four new restaurants that were only open and operating part of fiscal year 1998 first half. As a percentage of sales, occupancy and other costs increased by 0.2 percentage points from 18.4% for the fiscal year 1998 first half to 18.6% for the fiscal year 1999 first half.

         PRE-OPENING AMORTIZATION. Pre-opening amortization decreased $323,000 to $731,000 in the fiscal year 1999 first half, or 30.6%, from $1.1 million in the fiscal year 1998 first half. The decrease is primarily due to lower expenditures on pre-opening for new restaurants during fiscal year 1999 than was expended on pre-opening for restaurants opened in fiscal year 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $961,000 to $3.6 million in the fiscal year 1999 first half, or 37.0%, from $2.6 million in the fiscal year 1998 first half. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1998 first half and four new restaurants that were only open and operating part of fiscal year 1998 first half. As a 6 percentage of sales, depreciation and amortization increased by 0.6 percentage points from 5.6% for the fiscal year 1998 first half to 6.2% for the fiscal year 1999 first half.

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

         TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $254,000 in expense to $1,085,000 in the fiscal year 1999 first half, or 30.6%, from $831,000 in the fiscal year 1998 first half. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of nine new restaurants since the end of the fiscal year 1998 second quarter.

         INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter measurement determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-do-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expenses of $17,000 and $92,000 in the fiscal year 1999 first half and the fiscal year 1998 first half respectively, represents state income tax and alternative minimum tax.

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

         As is common in the restaurant industry, the Company has generally operated with negative working capital (negative $2.9 million as of October 25, 1998). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

         The following is a recast summary (unaudited) of the quarterly results of operations for the fifty-two weeks ended April 26, 1998 and the fifty-two weeks ended April 25, 1997 with the quarters structured according to the new fiscal year:

                                                       1st Qtr           2nd Qtr          3rd Qtr        4th Qtr       Total Year
                                                       -------           -------          -------        -------       ----------
                                                                       ($ in thousands, except per share data)

FIFTY-TWO WEEKS ENDED APRIL 25, 1998:
    Total revenues ..............................    $    23,172     $    22,965     $    25,090     $   29,281    $   100,508
    Income prior to unusual or infrequent items .            196             648           1,242           2048           4134
    (Loss) from impairment of assets(1) .........             --              --          (1,120)            --         (1,120)
    Operating income(2) .........................            196             648             122           2048          3,014
    Pretax income (loss)(3) .....................           (106)            119            (999)         1,555            569
    Net income (loss) ...........................           (148)             69          (1,073)         1,505            353
    Basic net income (loss) per common share ....          (0.02)           0.01           (0.12)          0.16           0.04
    Weighted-average common shares outstanding ..      9,305,408       9,305,408       9,305,408      9,305,408      9,305,408
    Diluted net income (loss) per common share ..          (0.02)           0.01           (0.12)          0.16           0.04
    Weighted-average common shares and share
      equivalents outstanding - assuming dilution      9,305,408       9,305,879       9,305,408      9,343,605      9,315,139

FIFTY-TWO WEEKS ENDED APRIL 26, 1997:
    Total revenues ..............................    $    14,523     $    16,744     $    20,087     $   23,583    $    74,937
    Operating income (loss) .....................           (328)           (150)            438          1,681          1,640
    Pretax income (loss) ........................           (569)           (485)            105          1,451            502
    Net income (loss) ...........................           (569)           (485)             95          1,412            453
    Basic net income (loss) per common share ....          (0.12)          (0.10)           0.01           0.15           0.07
    Weighted-average common shares outstanding ..      4,697,232       4,747,379       7,852,849      9,305,408      6,650,717
    Diluted net income (loss) per common share ..          (0.12)          (0.10)           0.01           0.15           0.07
    Weighted-average common shares and share
      equivalents outstanding - assuming dilution      4,697,232       4,747,379       7,872,237      9,311,336      6,653,874



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

--------
(1) During the third quarter of fiscal 1998, the Company recognized an impairment loss of $1.1 million, or $0.12 per share, relating to the write-down of two under-performing Company-Owned restaurants.

(2) During the first quarter of fiscal 1998, the Company recognized non-recurring severance charges of $430,000, or $0.05 per share. These charges were incurred for the departure of key executives of the Company.

(3) During the third quarter of fiscal 1998, the Company incurred a loss on divestiture of an under-performing joint venture of $611,000, or $0.07 per share.

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

                                                           ROADHOUSE GRILL, INC.
                                                              (Registrant)





/s/ Ayman Sabi                              President, Chief Executive Officer           August 13, 2001
--------------------------------            and Director                                 ----------------
Ayman Sabi                                  (Principal Executive Officer)



/s/  Glenn E. Glasshagel                    Chief Financial Officer                      August 13, 2001
--------------------------------            (Principal Financial Officer                 ----------------
 Glenn E. Glasshagel and Principal          Accounting Officer)




                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------


21          Subsidiaries of the Registrant.*


------------------
* Previously filed