Form 10-Q/A
period 1999-01-24
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

==============================================================================


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ]No

     The number of shares of the registrant's common stock outstanding as of March 5, 1999 was 9,708,741.


===============================================================================

                              ROADHOUSE GRILL, INC.
                                   FORM 10-Q/A

                      THIRTEEN WEEKS ENDED JANUARY 24, 1999

                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
         PART I.   FINANCIAL INFORMATION

         ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (SEE NOTE A):

                           Condensed Consolidated Balance Sheets as of January 24, 1999
                                and April 26, 1998 (unaudited)......................................      2

                           Condensed Consolidated Statements of Operations for
                               the Thirteen Weeks and Thirty-Nine Weeks Ended
                               January 24, 1999 and January 25, 1998
                              (unaudited)...........................................................      3

                           Condensed Consolidated Statement of Changes in Shareholders' Equity
                                for the Thirty-Nine Weeks Ended January 24, 1999 (unaudited)........      4

                           Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks
                                Ended January 24, 1999 and January 25, 1998 (unaudited) ............      5

                           Notes to Condensed Consolidated Financial Statements.....................      6


         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS................................................      9


         PART II.  OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS........................................................     16

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................     16

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.........................................     16

         SIGNATURES        .........................................................................     17

         EXHIBIT INDEX     .........................................................................     18


NOTE A:

         As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of January 24, 1999 and the results for the thirteen weeks and thirty-nine weeks ended January 24, 1999 and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       January 24, 1999 and April 26, 1998
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                                           January 24,            April 26,
                                                                              1999                  1998
                                                                           ----------             ---------
                                                                          (As restated)        (As restated)
                                     Assets

Current assets:
  Cash and cash equivalents...........................................    $      1,198           $    3,555
  Accounts receivable.................................................             508                  242
  Inventory...........................................................           1,039                  939
  Due from related party..............................................              --                1,000
  Current portion of note receivable..................................              --                  183
  Pre-opening costs, net..............................................             756                  967
  Deferred tax assets, net............................................             421                  421
  Prepaid expenses....................................................           2,454                  469
                                                                          ------------           ----------
     Total current assets.............................................           6,376                7,776

Note receivable.......................................................             167                  112
Property & equipment, net.............................................          73,626               66,898
Intangible assets, net of accumulated amortization of $189 and $121
  at January 24, 1999 and April 26, 1998, respectively................           2,069                  615
Other assets..........................................................           3,268                4,023
Investment in and advances to affiliates..............................              --                  612
                                                                          ------------           ----------
      Total assets....................................................    $     85,506           $   80,036
                                                                          ============           ==========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable....................................................    $      4,247           $    4,858
  Accrued expenses....................................................           4,071                5,543
  Due to related parties..............................................              --                1,500
  Current portion of long-term debt...................................             881                  688
  Current portion of capitalized lease obligations....................           1,529                1,207
                                                                          ------------           ----------
      Total current liabilities.......................................          10,728               13,796

Long-term debt........................................................          17,050               16,907
Capitalized lease obligations.........................................           9,343                6,335
                                                                          ------------           ----------
     Total liabilities................................................          37,121               37,038

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 and 9,305,408 shares as of
  January 24, 1999 and April 26, 1998, respectively...................             291                  279
Additional paid-in-capital............................................          50,039               48,536
Accumulated deficit...................................................         (1,945)              (5,817)
                                                                          ------------           ----------
      Total shareholders' equity......................................          48,385               42,998
Commitments and contingencies (Note 3)................................              --                   --
                                                                          ------------           ----------
      Total liabilities and shareholders' equity......................    $     85,506           $   80,036
                                                                          ============           ==========


     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Thirteen Weeks and Thirty-Nine Weeks Ended January 24, 1999 and
            January 25, 1998 ($ in thousands, except per share data)
                                  (Unaudited)



                                                  Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                             ---------------------------------          ---------------------------------
                                              January 24,          January 25,           January 24,          January 25,
                                                 1999                 1998                  1999                 1998
                                             ------------         -----------           ------------         ------------
                                             (As restated)                           (As Restated)

Total revenue ........................         $    28,846          $    25,090          $    86,261          $    71,227

Cost of restaurant sales:
   Food and beverage .................               9,486                8,490               29,067               24,381
   Labor and benefits ................               8,100                7,445               24,391               21,287
   Occupancy and other ...............               5,178                4,588               15,840               13,091
   Pre-opening amortization ..........                 298                  377                1,028                1,432
                                               -----------          -----------          -----------          -----------
   Total cost of restaurant sales ....              23,062               20,900               70,326               60,191

Depreciation and amortization ........               1,894                1,426                5,450                4,020
General and administrative expenses ..               1,623                1,522                4,952                4,929
                                               -----------          -----------          -----------          -----------
   Total operating expenses ..........              26,579               23,848               80,728               69,140
                                               -----------          -----------          -----------          -----------

   Operating income ..................               2,267                1,242                5,533                2,087

Other income (expense):
   Interest expense, net .............                (544)                (529)              (1,626)              (1,393)
   Equity in net income (loss) of
     affiliates ......................                  --                   19                   (3)                  52
   Loss on sale of investment in
     affiliate .......................                  --                 (611)                  --                 (611)
   Impairment of long-lived assets ...                  --               (1,120)                  --               (1,120)
                                               -----------          -----------          -----------          -----------
        Total other income (expense) .                (544)              (2,241)              (1,629)              (3,072)
                                               -----------          -----------          -----------          -----------
        Pretax  income (loss) ........               1,723                 (999)               3,904                 (985)
Income tax ...........................                  14                   74                   32                  167
                                               -----------          -----------          -----------          -----------
        Net income (loss) ............         $     1,709          $    (1,073)         $     3,872          $    (1,152)
                                               ===========          ===========          ===========          ===========

Basic net income (loss) per common
     share ...........................         $      0.18          $     (0.12)         $      0.41          $     (0.12)
                                               ===========          ===========          ===========          ===========

Diluted net income (loss) per common
     share ...........................         $      0.17          $     (0.12)         $      0.40          $     (0.12)
                                               ===========          ===========          ===========          ===========

Weighted-average common shares
     outstanding .....................           9,708,741            9,305,408            9,480,894            9,305,408
                                               ===========          ===========          ===========          ===========

Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution ...............           9,801,463            9,305,408            9,606,097            9,305,408
                                               ===========          ===========          ===========          ===========



     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Thirty-Nine Weeks Ended January 24, 1999
                                ($ in thousands)
                                   (Unaudited)



                                       Common Stock               Additional
                                    --------------------            Paid-in-         Accumulated
                                    Shares        Amount            Capital            Deficit          Total
                                    ------        ------          -----------        -----------        --------
                                                                                    (As Restated)  (As Restated)
Balance April 26, 1998 .....         9,305,408         $279         $48,536           $(5, 817)        $42,998

Stock Options Exercised ....             3,333           --              15                --               15

Conversion of Debt to Equity           400,000           12           1,488                --            1,500

Net income .................                --           --              --             3,872            3,872
                                     ---------         ----         -------           -------          -------
Balance January 24, 1999 ...         9,708,741         $291         $50,039           $(1,945)         $48,385
                                     =========         ====         =======           =======          =======



     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Thirty-Nine Weeks Ended January 24, 1999 and January 25, 1998
                                ($ in thousands)
                                  (Unaudited)

                                                                      January 24,            January 25,
                                                                         1999                   1998
                                                                      -----------            ----------
                                                                     (As restated)
Cash flows from operating activities
   Net income (loss) .....................................               $ 3,872                $ (1,152)
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
     Depreciation and amortization .......................                 6,478                   5,453
     Non-cash compensation expense .......................                    --                      81
     Equity in net (income) loss of affiliate ............                     3                     (52)
     Impairment of long-lived assets .....................                    --                   1,120
     Loss on sale of restaurant ..........................                    --                     611
     Changes in assets and liabilities:
      (Increase) in accounts receivable ..................                  (266)                   (225)
      (Increase) in inventory ............................                   (66)                   (144)
      (Increase) in pre-opening costs ....................                  (817)                 (1,265)
      (Increase) decrease in prepaid expense .............                (1,912)                     51
      Decrease (increase) in other assets ................                   242                    (439)
      (Decrease) in accounts payable .....................                  (611)                   (431)
     (Decrease) increase in accrued expenses .............                (1,467)                  2,536
                                                                         -------                --------
       Net cash provided by operating activities .........                 5,456                   6,144

Cash flows from investing activities
   Dividends received from affiliate .....................                    93                      82
   Advances to affiliates, net ...........................                     9                     (51)
   Payments for intangibles ..............................                   (20)                    (21)
   Acquisition of restaurant, net of cash acquired .......                (1,359)                     --
   Proceeds from payment on note receivable from affiliate                 1,000                      --
   Proceeds from payment on notes receivable .............                   128                      57
   Proceeds from sale-leaseback transaction ..............                   861                   4,503
   Purchase of property and equipment ....................                (7,994)                (10,348)
   Capital contribution to affiliate .....................                    --                     (25)
                                                                         -------                --------
       Net cash used in investing activities .............                (7,282)                 (5,803)

Cash flows from financing activities
   Decrease in cash overdraft ............................                    --                  (3,013)
   Repayment of amount due to related party ..............                    --                  (3,500)
   Issuance of common stock ..............................                    15                      --
   Proceeds from long-term debt ..........................                   846                  15,000
   Repayments of long-term debt ..........................                  (510)                 (7,735)
   Payments on capital lease obligations .................                  (882)                   (870)
                                                                         -------                --------
       Net cash used in financing activities .............                  (531)                   (118)

(Decrease) increase in cash and cash equivalents .........                (2,357)                    223
Cash and cash equivalents at beginning of period .........                 3,555                   1,587
                                                                         -------                --------
Cash and cash equivalents at end of period ...............               $ 1,198                $  1,810
                                                                         -------                ========
Supplementary disclosures:
   Interest paid .........................................               $ 1,886                $  1,857
                                                                         =======                ========
   Income taxes paid .....................................               $ 1,793                $    178
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

     The results of operations for the thirteen weeks and thirty-nine weeks ended January 24, 1999 are not necessarily indicative of the results for the entire fiscal year ending April 25, 1999. See also Note A of the Index to this report on Form 10-Q/A.

     Certain prior year balances have been reclassified to conform to the current year presentation.

2. RESTATEMENTS:

     Restatement of the balance sheet as of January 24, 1999 and April 26,1998 and the results of operations for the thirteen and thirty-nine weeks ended January 24, 1999 consisted of the following adjustments: an increase in occupancy and other expense of $43,000 and $110,000 to record the accrual for property tax and rent for the thirteen weeks and thirty-nine weeks ended January 24, 1999, respectively, and a reduction in income tax expense of $35,000 and $102,000 for the thirteen weeks and thirty-nine weeks ended January 24, 1999, respectively as a result of the above adjustments. The balance sheet as of April 26, 1998 reflects a retained earnings adjustment of $156,000. The net impact of the restatement described above decreased net income for the thirteen weeks and thirty-nine weeks ended January 24, 1999 by $8,000 or $0.01 and $0 per diluted earnings per share, respectively. There was no effect on basic earnings per share.

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

     The Company's unaudited pro forma results of operations assuming the above acquisition had taken place on April 27, 1998 are as follows:

                                       THIRTY-NINE WEEKS ENDED JANUARY 24, 1999
                                       ----------------------------------------
                                        ($ in thousands, except per share data)
                                                   (As restated)

   Revenue                                            $86,730

   Net income                                           3,878

   Basic EPS                                          $  0.41

   Diluted EPS                                        $  0.40

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

8. STOCK OPTION PLAN

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


                                      THIRTEEN WEEKS ENDED JANUARY 24, 1999      THIRTY-NINE WEEKS ENDED JANUARY 24, 1999
                                      -------------------------------------      ----------------------------------------
                                      NET INCOME        SHARES       AMOUNT      NET INCOME         SHARES         AMOUNT
                                      ----------        ------       ------      ----------         ------         ------
                                                            ($ in thousands, except per share data)
                                                                         (As restated)

     BASIC EPS
     Net income available
     to common shareholders             $1,709         9,708,741      $0.18        $3,872         9,480,894        $0.41

     EFFECT OF DILUTIVE SECURITIES
     Stock options                          --            92,722       (.01)           --            78,019         (.01)
     Convertible debt                       --                --         --            --            47,184          --
                                        ------         ---------      -----        ------         ---------        -----
     DILUTED EPS                        $1,709         9,801,463      $0.17        $3,872         9,606,097        $0.40
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Restatement: The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect adjustments recorded to the previously reported results of operations for the thirteen and thirty-nine week periods ended January 24, 1999. See note 2 to the condensed consolidated financial statements.

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

    The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.9% and 10.6% of total revenues for the thirteen weeks and thirty-nine weeks ended January 24, 1999, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.


                                                   Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                          -----------------------------------       ----------------------------------
                                          January 24, 1999   January 25, 1998       January 24, 1999  January 25, 1998
                                          ----------------   ----------------       ----------------  ----------------
                                            (As restated)                            (As restated)


Total revenues....................            100.0%              100.0%                  100.0%           100.0%
Cost of restaurant sales:
   Food and beverage.............              32.9                33.8                    33.7             34.2
   Labor and benefits............              28.1                29.7                    28.3             30.0
   Occupancy and other...........              17.9                18.3                    18.4             18.4
   Pre-opening amortization.....                1.0                 1.5                     1.2              2.0
                                              ------              ------                  ------           ------
   Total cost of restaurant sales              79.9                83.3                    81.6             84.6
Depreciation and amortization.....              6.6                 5.7                     6.3              5.6
General and administrative........              5.6                 6.1                     5.7              6.9
                                              ------              ------                  ------           ------
   Total operating expenses.......             92.1                95.1                    93.6             97.1
                                              ------              ------                  ------           ------
   Operating income .............               7.9                 4.9                     6.4              2.9
Other income (expense):
   Interest expense, net.........              (1.9)               (2.1)                   (1.9)            (2.0)
   Equity in net income (loss) of
     affiliates..................               0.0                 0.1                     0.0              0.1
   Loss on sale of investment in
     affiliate                                  0.0                (2.4)                    0.0             (0.9)
   Impairment of long-lived
     assets......................               0.0                (4.5)                    0.0             (1.5)
                                              ------              ------                  ------           ------
     Total other (expense).......              (1.9)               (8.9)                   (1.9)            (3.5)
                                              ------              ------                  ------           ------
     Pretax income (loss)........               6.0                (4.0)                    4.5             (1.4)
Income tax.......................               0.1                 0.3                     0.0              0.2
                                              ------              ------                  ------           ------
     Net income (loss)...........               5.9%               (4.3)%                   4.5%             (1.6)%
                                              ======              ======                  ======           ======

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

     TOTAL REVENUES. Total revenues increased $3.7 million, or 15.0%, from $25.1 million for the fiscal year 1998 third quarter to $28.8 million for the fiscal year 1999 third quarter. This increase is primarily attributable to sales generated at the seven new restaurants opened by the Company since the end of fiscal year 1998 third quarter. Sales at comparable stores for the fiscal year 1999 third quarter were even with sales in the prior year comparable period. This was due in part to the late start of the tourist season in Florida. At the end of fiscal year 1999 third quarter, the Company operated 27 restaurants in Florida.

     FOOD AND BEVERAGE. Food and beverage costs decreased by .9 percentage points to 32.9% for the fiscal year 1999 third quarter from 33.8% in the fiscal year 1998 third quarter. This decrease is primarily due to improved management of such costs in field operations as well as corporate management and to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the Company expanded and regionalized the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs.

     LABOR AND BENEFITS. Labor and benefits costs increased $655,000 to $8.1 million in the fiscal year 1999 third quarter, or 8.8%, from $7.4 million in the fiscal year 1998 third quarter. The increase is primarily due to the operation of seven new restaurants opened since the end of the fiscal year 1998 third quarter. However, as a percentage of sales, labor and benefits costs decreased by 1.6 percentage points to 28.1% for the fiscal year 1999 third quarter from 29.7% for the fiscal year 1998 third quarter. This decrease is primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $590,000 to $5.2 million in the fiscal year 1999 third quarter, or 12.9%, from $4.6 million in the fiscal 1998 third quarter. The increase is primarily due to the operation of seven new restaurants opened since the end of the fiscal year 1998 third quarter. However, as a percentage of sales, occupancy and other costs decreased by 0.4 percentage points from 18.3% for the fiscal year 1998 third quarter to 17.9% for the fiscal year 1999 third quarter. This decrease is primarily due to improved management of such costs, resulting in reductions in direct operating costs, utilities and other costs of operating the restaurants.

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

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $101,000 to $1.6 million in the fiscal year 1999 third quarter, or 6.6%, from $1.5 million in the fiscal year 1998 third quarter. As a percentage of sales, general and administrative costs decreased 0.5 percentage points from 6.1% for the fiscal year 1998 third quarter to 5.6% for the fiscal year 1999 third quarter.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) decreased $1.7 million in expense to $544,000 in the fiscal year 1999 third quarter, or 75.7%, from $2.2 million in the fiscal year 1998 third quarter. During the fiscal year 1998 third quarter the Company recognized an impairment loss of $1.1 million relating to the write-down of assets of two Company-Owned restaurants. The write-down was calculated according to the provisions of Financial Accounting Standards SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In addition, during fiscal year 1998 third quarter, the Company incurred a loss of $611,000 on the sale of the Boca Raton, Florida restaurant. The decrease is offset by additional interest expense on additional debt incurred due to the development and opening of seven new restaurants since the end of the fiscal year 1998 third quarter.

     INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $14,000 and $74,000 in the fiscal year 1999 third quarter and the fiscal year 1998 third quarter, respectively, represent state income tax and alternative minimum tax.

THIRTY-NINE WEEKS ENDED JANUARY 24, 1999 ("FIRST NINE MONTHS OF FISCAL YEAR 1999") COMPARED TO THIRTY-NINE WEEKS ENDED JANUARY 25, 1998 ("FIRST NINE MONTHS OF FISCAL YEAR 1998")

     TOTAL REVENUES. Total revenues increased $15.0 million, or 21.1%, from $71.2 million in the first nine months of fiscal year 1998 to $86.0 million in the first nine months of fiscal year 1999. This increase is primarily attributable to sales generated at the seven new restaurants opened by the Company since the end of the first nine months of fiscal year 1998 and sales from five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. To a lesser extent, sales also increased due to an increase in comparable store sales of approximately 1% for the 35 Company-Owned stores opened for 18 months or longer.

     FOOD AND BEVERAGE. Food and beverage costs decreased by .5 percentage points to 33.7% for the first nine months of fiscal year 1999 from 34.2% for the first nine months of fiscal year 1998. This decrease was primarily due to improvement management of such costs in field operations as well as corporate management, and to recently developed food and bar cost models to improve margins through reduced costs and improved operating efficiencies. In addition, the Company expanded and regionalized the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs.

     LABOR AND BENEFITS. Labor and benefits costs increased $3.1 million to $24.4 million in the first nine months of fiscal year 1999, or 14.6%, from $21.3 million in the first nine months of fiscal year 1998. The increase is primarily due to the operation of seven new restaurants opened since the end of the third quarter of 1998 and five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. However, as a percentage of sales, labor and benefits costs decreased by 1.7 percentage points to 28.3% for the first nine months of fiscal year 1999 from 30.0% for the first nine months of fiscal year 1998. This decrease was primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $2.7 million to $15.8 million in the first nine months of fiscal year 1999, or 21.0%, from $13.1 million in the first nine months of fiscal year 1998. The increase is primarily due to the operation of seven new restaurants opened since the end of the first nine months of fiscal year 1998 and five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. However, as a percentage of sales, occupancy and other costs remained consistent At 18.4% for the first nine months of fiscal year 1998 and for the first nine months of fiscal year 1999.

     PRE-OPENING AMORTIZATION. Pre-opening amortization decreased $404,000 to $1.0 million in the first nine months of fiscal year 1999, or 28.2%, from $1.4 million in the first nine months of fiscal year 1998. The decrease is primarily due to lower expenditures on pre-opening for new restaurants during fiscal year 1999 than was expended on pre-opening for restaurants opened in fiscal year 1998.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.4 million to $5.4 million in the first nine months of fiscal year 1999, or 35.5%, from $4.0 million in the first nine months of fiscal year 1998. The increase is primarily due to the operation of seven new restaurants opened since the end of the first nine months of fiscal year 1998 and five new restaurants that were only open and operating part of the first nine months of fiscal year 1998. As a percentage of sales, depreciation and amortization increased by 0.7 percentage points from 5.6% for the first nine months of fiscal year 1998 to 6.3% for the first nine months of fiscal year 1999.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $23,000 to $5.0 million in the first nine months of fiscal year 1999, or 0.5%, from $4.9 million in the first nine months of fiscal year 1998. During the first nine months of fiscal year 1998, the Company incurred $430,000 for severance agreements due to the departure of several key executives of the Company, including its President and Chief Executive Officer. As a percentage of sales, general and administrative costs decreased 1.2 percentage points from 6.9% for the first nine months of fiscal year 1998 to 5.7% for the first nine months of fiscal year 1999.

     TOTAL OTHER INCOME (EXPENSE). Total other income (expense) decreased $1.4 million in expense to $1.6 million in the first nine months of fiscal year 1999, or 47.0%, from $3.1 million in the first nine months of fiscal year 1998. During the first nine months of fiscal 1998, the Company recognized an impairment loss of $1.1 million relating to the write-down of assets of two Company-Owned restaurants. The write-down was calculated according to the provisions of Financial Accounting Standards SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In addition, during the first nine months of fiscal 1998, the Company incurred a loss of $611,000 on the sale of the Boca Raton, Florida restaurant. The decrease is offset by additional interest expense on additional debt incurred due to the development and opening of seven new restaurants since the end of the fiscal year 1998 third quarter.

     INCOME TAX. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and has reduced the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $32,000 and $167,000 in the first nine months of fiscal year 1999 and the first nine months of fiscal year 1998, respectively, represents state income tax and alternative minimum tax.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($4.4 million at January 24, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

    The following is a recast summary (unaudited) of the quarterly results of operations for the fifty-two weeks ended April 26, 1998 and the fifty-two weeks ended April 25, 1997 with the quarters structured according to the new fiscal year:

                                                       1ST QTR       2ND QTR          3RD QTR           4TH QTR     TOTAL YEAR
                                                       -------       -------          -------           -------     ----------
                                                              ($ in thousands, except per share data)
FIFTY-TWO WEEKS ENDED APRIL 25, 1998:
    Total revenues ..............................    $    23,172     $    22,965     $    25,090     $   29,281    $   100,508
    Income prior to unusual or infrequent items .            196             648           1,242          2,048          4,134
    (Loss) from impairment of assets(1) .........             --              --          (1,120)            --         (1,120)
    Operating income(2) .........................            196             648             122          2,048          3,014
    Pretax income (loss)(3) .....................           (106)            119            (999)         1,555            569
    Net income (loss) ...........................           (148)             69          (1,073)         1,505            353
    Basic net income (loss) per common share ....          (0.02)           0.01           (0.12)          0.16           0.04
    Weighted-average common shares outstanding ..      9,305,408       9,305,408       9,305,408      9,305,408      9,305,408
    Diluted net income (loss) per common share ..          (0.02)           0.01           (0.12)          0.16           0.04
    Weighted-average common shares and share
      equivalents outstanding - assuming dilution      9,305,408       9,305,879       9,305,408      9,343,605      9,315,139

FIFTY-TWO WEEKS ENDED APRIL 26, 1997:
    Total revenues ..............................    $    14,523     $    16,744     $    20,087     $   23,583    $    74,937
    Operating income (loss) .....................           (328)           (150)            438          1,681          1,641
    Pretax income (loss) ........................           (569)           (485)            105          1,451            502
    Net income (loss) ...........................           (569)           (485)             95          1,412            453
    Basic net income (loss) per common share ....          (0.12)          (0.10)           0.01           0.15           0.07
    Weighted-average common shares outstanding ..      4,697,232       4,747,379       7,852,849      9,305,408      6,650,717
    Diluted net income (loss) per common share ..          (0.12)          (0.10)           0.01           0.15           0.07
    Weighted-average common shares and share
      equivalents outstanding - assuming dilution      4,697,232       4,747,379       7,872,237      9,311,336      6,653,874


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

     The Company has developed a plan to prepare its computer systems and communication systems for the Year 2000. The plan includes identification and assessment of all software, hardware and equipment that could potentially be affected

----------

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

                                              ROADHOUSE GRILL, INC.
                                                 (Registrant)






/s/ Ayman Sabi                       President, Chief Executive Officer               August 13, 2001
----------------------------------   and Director
Ayman Sabi                           (Principal Executive Officer)



/s/ Glenn E. Glasshagel              Chief Financial Officer                          August 13, 2001
----------------------------------   (Principal Financial Officer
Glenn E. Glasshagel                  and Principal Accounting Officer)



                                INDEX TO EXHIBITS

Exhibit
Number        Description
---------       -----------
10.53         Roadhouse Grill, Inc. 1998 Omnibus Stock Option Plan, effective
              July 1, 1998 (incorporated by reference from the Company's Proxy
              Statement for the Notice of Annual Meeting of Shareholders to be Held on December 9, 1998 Exhibit A, dated October 28, 1998).*

10.54 Lease Agreement by and between the Company and FFCA Acquisition Corporation, dated August 19, 1998.*

10.55 Lease Agreement and Construction Addendum by and between the Company and CNL APF Partners, L.P., dated September 15, 1998.*

10.56 Master Security Agreement and Schedule No. 1 by and between the Company and Pacific Financial Company, dated January 14, 1999.*

21.0          Subsidiaries of the Registrant.*

------------------
* Previously filed