Form 10-K405/A
period 1999-04-25
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K/A OR ANY AMENDMENT TO THIS FORM 10-K/A. [X]

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

===============================================================================

                              ROADHOUSE GRILL, INC.
                                   FORM 10-K/A
                        FISCAL YEAR ENDED APRIL 25, 1999

                                      INDEX


PART I                                                                                                      Page
                                                                                                            ----

Item 1.           Business..............................................................................      1
Item 2.           Properties............................................................................      9
Item 3.           Legal Proceedings.....................................................................     10
Item 4.           Submission of Matters to a Vote of Security Holders...................................     10

PART II

Item 5.           Market for Registrant's Common Equity and
                         Related Shareholder Matters....................................................     11

Item 6.           Selected Financial Data (Note A)......................................................     13

Item 7.           Management's Discussion and Analysis of
                         Financial Condition and Results of Operations (Note A).........................     14

Item 8.           Financial Statements and Supplementary Data (Note A)..................................     22

Item 9.           Changes in and Disagreements with Accountant
                         on Accounting and Financial Disclosure.........................................     22

PART III

Item 10.          Directors and Executive Officers of the Registrant....................................     23

Item 11.          Executive Compensation................................................................     23

Item 12.          Security Ownership of Certain Beneficial Owners and Management........................     23

Item 13.          Certain Relationships and Related Transactions........................................     23

PART IV

Item 14.          Financial Statements and Exhibits (Note A)............................................     23
Signatures        ......................................................................................     24


NOTE A:

         As discussed in Note 2 of the consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of April 25, 1999 and the results for the fifty two weeks ended April 25, 1999, presented herein are in accordance with generally accepted accounting principles.

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

The key elements that define the Roadhouse Grill concept are:

- Premium Quality Grilled Entrees and a Diverse Menu. Roadhouse Grill restaurants offer a wide variety of steaks, chicken, seafood and other entrees, many of which are grilled in an exhibition style kitchen.

- High Price/Value to Guests. Roadhouse Grill restaurants strive to provide a high price/value dining experience for its guests by offering a broad, moderately priced menu and serving high quality generous portions.

- Attentive, Friendly Service. The Company believes that a distinctive, enjoyable dining experience is made possible through excellent service. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service.

- Spacious, Open Layout. Roadhouse Grill restaurants are designed to have a fun and casual atmosphere. The interior of each restaurant is large, open and visually appealing, with exposed ceilings to help create Roadhouse Grill's casual ambiance.

- Broad Customer Appeal. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and particularly families. The Company believes that to be attractive to families, a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup. In addition, each restaurant offers a special "Kids' Menu" featuring an assortment of entrees for approximately $2.29. In 1998, for the third consecutive year, Roadhouse Grill was voted "Favorite Family Dining Restaurant" in a survey conducted by Sunshine Magazine, the South Florida based Sun-Sentinel Sunday magazine. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

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

EXPANSION

         The following paragraph contains forward-looking information concerning the Company's expansion plans for fiscal year 2000 that involve a number of risks and uncertainties. Similar forward-looking information is contained elsewhere in this document under "Business--Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K/A. As a result of a review of its accounting records relating to various expenses, the selected financial data for fiscal year ended April 25, 1999 have been restated. The selected financial data and the accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect the restatement.
See Note 2 to the Consolidated Financial Statements for a discussion of the restatement.



                     ($ in thousands, except per share data)



                                                                            (UNAUDITED)
                                                                 17 WEEKS    17 WEEKS
                                                  (UNAUDITED)      ENDED       ENDED
                                        FISCAL       FISCAL       APRIL 26,   APRIL 27,      FISCAL       FISCAL        FISCAL
                                      --------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:            1999       1998(1)        1998(1)     1997(1)       1997(1)       1996(1)       1995(1)
                                     -----------  -----------   -----------  -----------   -----------   -----------   -----------
                                    (As restated)


Total revenues                       $   121,067  $   100,508   $    37,803  $    30,395   $    93,115   $    62,711   $    34,434
Cost of restaurant sales:
      Food and beverage                   40,606       34,002        12,487       10,360        31,876        22,045        12,084
      Labor and benefits                  33,969       29,232        10,340        8,957        27,849        19,748        12,019
      Occupancy and other                 23,089       19,001         7,499        5,191        16,692        12,084         8,197
      Pre-opening amortization             1,318        1,822           520          719         2,021         1,027           513
                                     -----------  -----------   -----------  -----------   -----------   -----------   -----------

           Total cost of restaurant
             sales                        98,982       84,057        30,846       25,227        78,438        54,904        32,813

Depreciation and amortization              7,351        5,672         2,145        1,454         4,981         3,136         1,663
General and administrative                 6,766        6,645         2,210        1,773         6,208         4,471         3,328
Impairment of long-lived assets               --        1,120            --           --         1,120            --            --
                                     -----------  -----------   -----------  -----------   -----------   -----------   -----------

          Total operating expenses       113,099       97,494        35,201       28,454        90,747        62,511        37,804
                                     -----------  -----------   -----------  -----------   -----------   -----------   -----------

Operating income (loss)                    7,968        3,014         2,602        1,941         2,368           200        (3,370)

Other income (expense):
      Interest expense, net               (2,210)      (1,924)         (719)        (347)       (1,552)       (1,296)         (404)
      Equity in income (loss) of
        affiliates(1)                         (3)          90            57           29            62           206           284
      Loss on sale of investment in
      affiliate                               --         (611)           --           --          (611)           --            --
                                     -----------  -----------   -----------  -----------   -----------   -----------   -----------
           Total other income
            (expense)                     (2,213)      (2,445)         (662)        (318)       (2,101)       (1,090)         (120)
                                     -----------  -----------   -----------  -----------   -----------   -----------   -----------
           Pretax income (loss)            5,755          569         1,940        1,623           267          (890)       (3,490)
           Income tax expense                 47          216            81           40           175            --            --
                                     -----------  -----------   -----------  -----------   -----------   -----------   -----------

Net income (loss)                    $     5,708  $       353   $     1,859  $     1,583   $        92   $      (890)  $    (3,490)
                                     ===========  ===========   ===========  ===========   ===========   ===========   ===========

Basic net income (loss)
 per common share                    $      0.60  $      0.04   $      0.20  $      0.17   $      0.01   $     (0.18)  $     (1.00)
                                     ===========  ===========   ===========  ===========   ===========   ===========   ===========


Diluted net income (loss)
per common share                     $      0.59  $      0.04   $      0.20   $      0.17   $      0.01   $     (0.18)  $     (1.00)
                                     ===========  ===========   ===========   ===========   ===========   ===========   ===========

Weighted average common
 shares outstanding                    9,536,631    9,305,408     9,305,408     9,305,408     9,305,408     4,909,894     3,496,570
                                     ===========  ===========   ===========   ===========   ===========   ===========   ===========

Weighted average common
shares and share equivalents
outstanding--assuming dilution         9,668,469    9,315,139     9,326,642     9,315,307     9,305,408     4,909,894     3,496,570
                                     ===========  ===========   ===========   ===========   ===========   ===========   ===========


----------------------------------
(1) Certain balances have been reclassified to conform to the fiscal year 1999 presentation

                     ($ in thousands, except per share data)
                                  (As restated)

                                                                                (UNAUDITED)
                                                                     17 WEEKS     17 WEEKS
                                                      (UNAUDITED)     ENDED        ENDED
                                           FISCAL        FISCAL      APRIL 26,     APRIL 27,   FISCAL      FISCAL     FISCAL
                                       --------------------------------------------------------------------------------------

BALANCE SHEET DATA:                         1999          1998         1998         1997        1997        1996       1995
                                            ----          ----         ----         ----        ----        ----       ----
Working capital (deficit)               $  (6,401)     $(6,020)       $(6,020)    $(10,932)   $(6,042)    $(5,761)    $(7,716)
Total assets                               90,972       80,036         80,036       67,870     75,359      67,262      42,128
Long-term debt and due to related
parties, including current portion         19,505       19,095         19,095       12,850     18,115      13,657      13,324
Obligations under capital leases,
including current portion                  11,933        7,542          7,542        4,186      7,908       4,271       4,484
Total shareholders' equity              $  50,221      $42,998        $42,998      $42,549    $41,139     $40,944     $20,105



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name "Roadhouse Grill." The Company was founded in 1992 and opened its first restaurant in 1993. As of April 25, 1999, there were 53 Company-owned, three franchised and one licensed Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Nevada, New York, Ohio, South Carolina and Tennessee. Of the 53 Company-owned restaurants open as of April 25, 1999, 31 are situated in Florida. One of the franchised restaurants is located in Kuala Lumpur, capital city of Malaysia.

         The Company has determined that its audited financial statements as of and for the fiscal year ended April 25, 1999 and the related unaudited quarterly financial statements for those periods were inaccurate and required the following adjustments: an increase in occupancy and other expense for property tax, rent, advertising and legal; an increase in labor and benefits for insurance and payroll and a reduction in income tax expense.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the Company's previously reported financial results for fiscal year 1999. The Company amended Form 10-K for fiscal year 1999 and amended Form 10-Q's for the fiscal 1999 quarters containing the restated financial statements simultaneously with this report.

    On December 11, 1997, the Company's Board of Directors voted to change the Company's fiscal year to the last Sunday in April.

    The Company's revenues are derived primarily from the sale of food and beverages. In fiscal year 1999, restaurant sales generated from lunch and dinner amounted to approximately 28% and 72% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 89% and 11%, respectively, of total restaurant sales in fiscal year 1999. Franchise and management fees during fiscal year 1999 accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed. The Company capitalizes restaurant pre-opening costs and amortizes such costs over the 12-month period following a restaurant opening. Pre-opening costs consist of direct costs related to hiring and training the initial work force and other direct costs associated with opening a new restaurant. During fiscal year 1999, pre-opening costs incurred in connection with the opening of 12 Company-owned restaurants averaged approximately $136,000.

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

         STATEMENTS OF OPERATIONS DATA



                                                                              17 Weeks    17 Weeks
                                                                               Ended       Ended
                                                       Fiscal      Fiscal     April 26,   April 27,    Fiscal     Fiscal
                                                        1999        1998        1998        1997        1997       1996
                                                   ----------------------------------------------------------------------
                                                     (As restated)
     Total revenues                                    100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
     Cost of Company restaurant sales:
       Food and beverage                                33.5        33.8        33.0        34.1        34.2        35.2
       Labor and benefits                               28.1        29.1        27.4        29.5        29.9        31.5
       Occupancy and other                              19.1        19.0        19.8        17.1        17.9        19.3
       Pre-opening amortization                          1.1         1.8         1.4         2.4         2.2         1.6
                                                       ------------------------------------------------------------------
         Total cost of Company restaurant sales         81.8        83.7        81.6        83.1        84.2        87.6

     Depreciation and amortization                       6.1         5.6         5.7         4.8         5.3         5.0
     General and administrative                          5.5         6.6         5.8         5.8         6.7         7.1
     Impairment of long-lived assets                      --         1.1          --          --         1.2          --
                                                       ------------------------------------------------------------------
       Total operating expenses                         93.4        97.0        93.1        93.7        97.4        99.7

       Operating income (loss)                           6.6         3.0         6.9         6.3         2.6         0.3
     Total other income (expense)                       (1.8)       (2.4)       (1.8)       (1.0)       (2.3)       (1.7)
                                                       ------------------------------------------------------------------
     Pretax income (loss)                                4.8         0.6         5.1         5.3         0.3        (1.4)
     Income tax expense                                  0.1         0.2         0.2         0.1         0.2          --
                                                       ------------------------------------------------------------------
     Net income (loss)                                   4.7%        0.4%        4.9%        5.2%        0.1%       (1.4)%
                                                       ==================================================================
     Restaurant Data:

     Company-owned restaurants:
        Beginning of period                               43          34          42          31          31          19
        Opened                                            10          10           2           3          11          12
                                                       ------------------------------------------------------------------
        End of period                                     53          44          44          34          42          31
     Franchised restaurants                                3           3           3           3           3           3
     Licensed restaurants                                  1          --          --          --          --          --
                                                       ------------------------------------------------------------------
     Total restaurants                                    57          47          47          37          45          34
                                                       ==================================================================


         FIFTY-TWO WEEKS ENDED APRIL 25, 1999 ("FISCAL YEAR 1999") COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 26, 1998 ("FISCAL YEAR 1998")

         Restaurants open. At April 25, 1999 there were 53 Company-owned restaurants open, including the Kendall Roadhouse Grill restaurant ("Kendall"). On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At April 26, 1998, there were 44 Company-owned restaurants, excluding Kendall and Boca, which were owned by limited liability companies in which the Company held a 50% ownership interest. (In December 1997, the Company sold its ownership interest in Boca). The 10 new restaurants opened during fiscal year 1999 represents a 20.5% increase in the number of Company-owned restaurants from the end of fiscal year 1998 to the end of fiscal year 1999.

         Total revenues. Total revenues increased $20.6 million, or 20.5%, from $100.5 million for fiscal year 1998 to $121.1 million for fiscal year 1999. This increase is primarily attributable to sales generated at the 10 new restaurants opened by the Company since the end of fiscal year 1998 and the full year operations of the 10 new restaurants opened in fiscal year 1998 that were open and operating only partially during fiscal year 1998. Sales at comparable restaurants for fiscal year 1999 were even with sales in the prior year comparable period. This was due in part to the late start of the tourist season in Florida. At the end of fiscal year 1999, the Company operated 31 Company-owned restaurants in Florida. A restaurant is considered comparable after its first 18 months of operation.

         Food and beverage. Food and beverage costs increased $6.6 million, or 19.4%, during fiscal year 1999 to $40.6 million from $34.0 million in fiscal year 1998. The increase is primarily attributable to the opening and operating of 10 new restaurants since the end of fiscal year 1998 and the full year of operations of the 10 new restaurants opened in fiscal year 1998 that were open and operating only partially during that fiscal year. As a percentage of total revenues, food and beverage costs decreased 0.3 percentage points to 33.5% for fiscal year 1999 from 33.8% for fiscal year 1998.

         Labor and benefits. Labor and benefits costs increased $4.7 million to $34.0 million in fiscal year 1999, or 16.2%, from $29.2 million in fiscal year 1998. The increase is primarily due to the operation of 10 new restaurants opened since the end of the fiscal year 1998 as well as the full year of operations of the 10 restaurants opened during fiscal year 1998 that were open and operating only partially during that fiscal year. However, as a percentage of sales, labor and benefits costs decreased by 1.0 percentage points to 28.1% for fiscal year 1999 from 29.1% for fiscal year 1998. This decrease is primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

         Occupancy and other. Occupancy and other costs increased $4.1 million to $23.1 million in fiscal year 1999, or 21.5%, from $19.0 million in fiscal year 1998. The increase is primarily due to the operation of 10 new restaurants opened since the end of fiscal year 1998 and the full year of operations of the 10 new restaurants opened during fiscal year 1998 that were open and operating only partially during that fiscal year. As a percentage of sales, occupancy and other costs increased by 0.1 percentage points from 19.0% for fiscal year 1998 to 19.1% for fiscal year 1999. Partially offsetting the decline in occupancy and other costs as a percentage of total revenues was an increase in marketing and advertising costs in fiscal year 1999. As a percentage of total revenues, marketing and advertising costs rose to 3.3% in fiscal year 1999 compared to 2.1% of total revenues in fiscal year 1998.

         Pre-opening amortization. Pre-opening amortization increased $504,000 to $1.3 million in fiscal year 1999, or 27.7%, from $1.8 million in fiscal year 1998. The increase is primarily due to higher expenditures on pre-opening costs for new restaurants during fiscal year 1999 than was expended on pre-opening costs for restaurants opened in fiscal year 1998.

         Depreciation and amortization. Depreciation and amortization increased $1.7 million to $7.4 million in fiscal year 1999, or 29.6%, from $5.7 million in fiscal year 1998. The increase is primarily due to the operation of 10 new restaurants opened since the end of fiscal year 1998 and the full year of operations of the 10 new restaurants opened in fiscal year 1998 that were open and operating only partially during that fiscal year. As a percentage of sales, depreciation and amortization increased by 0.5 percentage points from 5.6% for fiscal year 1998 to 6.1% for fiscal year 1999.

         General and administrative. General and administrative costs increased $121,000 to $6.8 million in fiscal year 1999, or 1.8%, from $6.6 million in fiscal year 1998. As a percentage of sales, general and administrative costs decreased 1.1 percentage points from 6.6% for fiscal year 1998 to 5.5% for fiscal year 1999. This percentage decrease was a result of the increase in the revenue base since fiscal year 1998 and the fixed nature of general and administrative costs.

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

         Total other income (expense). Total other income (expense) decreased $232,000 in expense to $2.2 million in fiscal year 1999, or 9.5%, from $2.4 million in fiscal year 1998. During fiscal year 1998 third quarter, the Company incurred a loss of $611,000 on the sale of the Boca Raton, Florida restaurant. The decrease is offset by additional interest expense on additional debt incurred due to the development and opening of 12 new restaurants since the end of fiscal year 1998.

         Income tax. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. Income tax expense of $47,000 and $216,000 in fiscal year 1999 and fiscal year 1998, respectively, represent state income tax and alternative minimum tax.

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

         Total Revenues. Total revenues increased $7.4 million, or 24.4%, from $30.4 million for the stub period 1997 to $37.8 million for the stub period 1998. The increase was primarily attributable to the operation of 10 new restaurants opened since the end of the stub period 1997. Sales at comparable stores were up 0.2% reversing a three-year period of declines. This positive trend resulted from a media advertising campaign launched in February 1998. In the comparable period of 1997, advertising expenditures had been curtailed.

         Food and beverage. Food and beverage costs as a percentage of sales decreased by 1.1 percentage points to 33.0% for the stub period 1998 from 34.1% for the stub period 1997. This decrease was primarily due to improved management of such costs in field operations as well as corporate management and to food and bar cost models designed to improve margins through reduced costs.

         Labor and benefits. Labor and benefits costs increased $1.4 million to $10.3 million for the stub period 1998, or 15.4%, from $9.0 million for the stub period 1997. The increase was primarily due to the operation of 10 new restaurants opened since the end of stub period 1997. However, as a percentage of sales, labor and benefits costs decreased by 2.1 percentage points to 27.4% for the stub period 1998 from 29.5% for the stub period 1997. This decrease was primarily due to the restructuring of the restaurant level management team, improved productivity of the Company's in-store meat operation and including hostesses as tipped employees eligible for the tip credit. Previously, hostesses were paid a higher rate per hour.

         Occupancy and other. Occupancy and other costs increased $2.3 million to $7.5 million in the stub period 1998 or 44.5%, from $5.2 million in the stub period 1997. The increase is primarily due to the operation of 10 new restaurants opened since the end of stub period 1997. As a percentage of sales, occupancy and other costs increased by 2.7 percentage points from 17.1% for the stub period 1997 to 19.8% for the stub period 1998. This increase was due to management's conscious decision to concentrate on building brand-awareness through investment spending on production and media advertising. Advertising expense was curtailed in the prior year's comparable period.

         Pre-opening amortization. Pre-opening amortization increased $199,000 to $520,000 for the stub period 1998, or 27.7%, from $719,000 for the stub period 1997. The increase is primarily due to higher expenditures on pre-opening costs for new restaurants during the stub period 1998 than was expended on pre-opening costs for restaurants opened in the stub period 1997.

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

         Total other income (expense). Total other income (expense) increased $344,000 in expense to $662,000 for the stub period 1998, or 108.2%, from $318,000 for the stub period 1997. The increase was attributable to additional interest expense on new debt incurred due to the development and opening of 10 new restaurants since the end of the stub period 1997.

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

         Total revenues. Total revenues increased $30.4 million, or 48.5%, from $62.7 million in fiscal year 1996 to $93.1 million for fiscal year 1997. This increase was attributable to sales generated at the 11 restaurants opened since the end of fiscal year 1996 and the full year operations of the 12 new restaurants opened in fiscal year 1996 that were open and operating only partially during fiscal year 1996. Sales at comparable stores for fiscal year 1997 decreased by 3.2% compared to fiscal year 1996.

         Food and beverage. Food and beverage costs as a percentage of sales decreased by 1.0 percentage points to 34.2% for fiscal year 1997 from 35.2% for fiscal year 1996. This decrease was due to various margin improvement initiatives and an increase in the availability of volume discounts.

         Labor and benefits. Labor and benefits costs increased $8.1 million to $27.8 million for fiscal year 1997, or 41.0%, from $19.7 million for fiscal year 1996. The increase was primarily due to the operation of 11 new restaurants opened during fiscal year 1997. However, as a percentage of sales, labor and benefits costs decreased by 1.6 percentage points to 29.9% for fiscal year 1997 from 31.5% for fiscal year 1996. This decrease was primarily due to a larger base of mature restaurants and improved productivity.

         Occupancy and other. Occupancy and other costs increased $4.6 million to $16.7 million in fiscal year 1997, or 38.1%, from $12.1 million in fiscal year 1996. The increase is primarily due to the operation of 11 new restaurants opened since the end of fiscal year 1996. As a percentage of sales, occupancy and other costs decreased by 1.4 percentage points from 19.3% for fiscal year 1996 to 17.9% for fiscal year 1997. This decrease is primarily attributable to operating efficiencies achieved in direct operating expenses and a decrease in marketing expense.

         Pre-opening amortization. Pre-opening amortization increased $994,000 to $2.0 million in fiscal year 1997, or 96.8%, from $1.0 million in fiscal year 1996. The increase is primarily due to higher expenditures on pre-opening costs for new restaurants during fiscal year 1997 than was expended on pre-opening costs for restaurants opened in fiscal year 1996.

         Depreciation and amortization. Depreciation and amortization increased $1.9 million to $5.0 million for fiscal year 1997, or 58.8%, from $3.1 million for fiscal year 1996. The increase was due to the Company entering into sale-leaseback transactions for the financing of certain restaurant furniture, fixtures and equipment. The transactions resulted in capital leases with terms shorter than the original lives of the furniture, fixtures and equipment. As a percentage of sales, depreciation and amortization increased by 0.3 percentage points from 5.0% for fiscal year 1996 to 5.3% for fiscal year 1997.

         General and administrative. General and administrative costs increased $1.7 million to $6.2 million for fiscal year 1997, or 38.9%, from $4.5 million for fiscal year 1996. As a percentage of sales, general and administrative costs declined 0.4 percentage points in fiscal year 1997 to 6.7% from 7.1% in fiscal year 1996.

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

         Total other income (expense). Total other income (expense) increased $1.0 million in expense to $2.1 million for fiscal year 1997, or 92.8%, from $1.1 million for fiscal year 1996. The increase is primarily due to a loss incurred on the sale of Boca during fiscal 1997. The loss totaled $611,000, or 0.7% of revenues. This was partially offset by a decrease in interest expense.

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

         As is common in the restaurant industry, the Company has generally operated with negative working capital ($6.4 million at April 25, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of April 25, 1999 were $1.1 million. The Company will adopt SOP 98-5 as of April 26, 1999, the beginning of its new fiscal year, and the current balance capitalized as pre-opening costs will be reported as a change in accounting principle for the quarter ended July 25, 1999.

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

     1.   Consolidated Financial Statements (See Note A to the Form 10K/A Index)

          The Consolidated Financial Statements are listed in the accompanying "Index to Financial Statements" on Page F-1.

     2.   Financial Statement Schedules

          Financial Statement Schedules are listed in the accompanying "Index to Financial Statements" on Page F-1.

     3.   Exhibits

          The exhibits filed with or incorporated by reference in this report are as follows:

          12.1 - Subsidiaries of the Registrant

          23.1 - Consent of Independent Certified Public Accountants.

(b)  Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the period covered by this Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2001.

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


            Signatures                           Title                                    Date
            ----------                           -----                                    ----


/s/ Ayman Sabi                          President, Chief Executive                   August 14, 2001
-----------------------------------     Officer and Director
Ayman Sabi                              (Principal Executive Officer)



/s/ Harry Rosenfeld                     Chief Financial Officer                      August 14, 2001
-----------------------------------     (Principal Financial Officer
Harry Rosenfeld                         and Principal Accounting Officer)



                                        Chairman of the Board
-----------------------------------     of Directors
Vincent Tan



                                        Director
-----------------------------------
Philip Friedman




/s/ Phillip Ratner                      Director                                     August 14, 2001
-----------------------------------
Phillip Ratner




/s/ Alain K.K. Lee                      Director                                     August 14, 2001
-----------------------------------
Alain K.K. Lee

                         INDEX TO FINANCIAL STATEMENTS (NOTE A)

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

Notes to Consolidated Financial Statements................................................................        F-7


Note A: As discussed in Note 2 of the consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheets as of April 25, 1999 and April 26, 1998 and the results for the fifty-two weeks ended April 25, 1999,the seventeen weeks ended April 26, 1998 and the fifty-two weeks ended December 28, 1997 and December 26, 1996 presented herein are in accordance with generally accepted accounting principles.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. and subsidiaries as of April 25, 1999 and April 26, 1998 and the results of their operations and their cash flows for the fifty-two weeks ended April 25, 1999, the seventeen weeks ended April 26, 1998 and the fifty-two weeks ended December 28, 1997 and December 29, 1996 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated balance sheets as of April 25, 1999 and April 26, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fifty-two weeks ended April 25, 1999 have been restated.



KPMG LLP


June 4, 1999, except as to Note 2 which is as of August 1, 2001.
Miami, Florida

                              ROADHOUSE GRILL, INC.
                           CONSOLIDATED BALANCE SHEETS
                       April 25, 1999 and April 26, 1998

                    ($ in thousands, except per share data)

                                                                            April 25,           April 26,
                                                                               1999                1998
                                                                          (As restated)       (As restated)
                                                                          -------------       -------------
         Assets
Current assets:
  Cash and cash equivalents .......................................         $    975          $  3,555
  Accounts receivable .............................................            1,279               242
  Inventory .......................................................            1,181               939
  Due from related party ..........................................               --             1,000
  Current portion of note receivable ..............................               --               183
  Pre-opening costs, net ..........................................            1,125               967
  Deferred tax assets, net ........................................                0               421
  Prepaid expenses ................................................              992               469
                                                                            --------          --------
     Total current assets .........................................            5,552             7,776

Note receivable ...................................................              167               112
Property & equipment, net .........................................           77,821            66,898
Intangible assets, net of accumulated amortization of $227 and $121
  at April 25, 1999 and April 26, 1998, respectively ..............            2,031               615
Other assets ......................................................            3,157             4,023
Deferred tax asset ................................................            2,244                --
Investment in and advances to affiliates ..........................               --               612
                                                                            --------          --------

     Total assets .................................................         $ 90,972          $ 80,036
                                                                            ========          ========

                  Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable ................................................         $  4,692          $  4,858
  Accrued expenses ................................................            4,621             5,543
  Due to related party ............................................               --             1,500
  Current portion of long-term debt ...............................            1,047               688
  Current portion of capital lease obligations ....................            1,593             1,207
                                                                            --------          --------
     Total current liabilities ....................................           11,953            13,796

Long-term debt ....................................................           18,458            16,907
Capital lease obligations .........................................           10,340             6,335
                                                                            --------          --------

     Total liabilities ............................................           40,751            37,038

Shareholders' equity:
  Common stock $0.03 par value. Authorized 30,000,000 shares;
      issued and outstanding 9,708,741 and 9,305,408 shares as of
      April 25, 1999 and April 26, 1998, respectively .............              291               279
  Preferred stock $.01 par value. Authorized 10,000,000 shares;
      issued and outstanding 0 shares as of April 25, 1999
      and April 26, 1998...........................................               --                --
  Additional paid-in capital ......................................           50,039            48,536
  Retained earnings (deficit) .....................................             (109)           (5,817)
                                                                            --------          --------

     Total shareholders' equity ...................................           50,221            42,998
Commitments and contingencies (Note 13) ...........................               --                --
                                                                            --------          --------
     Total liabilities and shareholders' equity ...................         $ 90,972          $ 80,036
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

                    ($ in thousands, except per share data)


                                                        April 25,         April 26,        December 28,      December 29,
                                                          1999               1998             1997               1996
                                                       -----------       -----------       -----------       -----------
                                                      (As restated)
Total revenues ..................................      $   121,067       $    37,803       $    93,115       $    62,711
Cost of restaurant sales:
   Food and beverage ............................           40,606            12,487            31,876            22,045
   Labor and benefits ...........................           33,969            10,340            27,849            19,748
   Occupancy and other ..........................           23,089             7,499            16,692            12,084
   Pre-opening expenses .........................            1,318               520             2,021             1,027
                                                       -----------       -----------       -----------       -----------

   Total cost of restaurant sales ...............           98,982            30,846            78,438            54,904

Depreciation and amortization ...................            7,351             2,145             4,981             3,136
General and administrative ......................            6,766             2,210             6,208             4,471
Impairment of long-lived assets .................               --                --             1,120                --
                                                       -----------       -----------       -----------       -----------

   Total operating expenses .....................          113,099            35,201            90,747            62,511
                                                       -----------       -----------       -----------       -----------

   Operating income (loss) ......................            7,968             2,602             2,368               200

Other income (expense):
   Interest expense, net ........................           (2,210)             (719)           (1,552)           (1,296)
   Equity in net income of affiliates ...........               (3)               57                62               206
   Loss on sale of investment in affiliate ......               --                --              (611)               --
                                                       -----------       -----------       -----------       -----------

        Total other income (expense) ............           (2,213)             (662)           (2,101)           (1,090)
                                                       -----------       -----------       -----------       -----------

   Pretax income (loss) .........................            5,755             1,940               267              (890)

   Income tax expense ...........................               47                81               175                --
                                                       -----------       -----------       -----------       -----------

        Net income (loss) .......................      $     5,708       $     1,859       $        92       $      (890)
                                                       ===========       ===========       ===========       ===========


Basic net income (loss) per common share ........      $      0.60       $      0.20       $      0.01       $     (0.18)
                                                       ===========       ===========       ===========       ===========

Diluted net income (loss) per common share ......      $      0.59       $      0.20       $      0.01       $     (0.18)
                                                       ===========       ===========       ===========       ===========

Weighted average common shares outstanding ......        9,536,631         9,305,408         9,305,408         4,909,894
                                                       ===========       ===========       ===========       ===========

Weighted average common shares and
  share equivalents outstanding -- assuming
  dilution ......................................        9,668,469         9,326,642         9,305,408         4,909,894
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

                                ($ in thousands)


                                        Common Stock            Preferred Stock                        Retained
                                   ----------------------    -----------------------     Additional    Earnings
                                                                                          Paid-in-     (Deficit)         Total
                                    Shares        Amount       Shares        Amount       Capital    (As restated)   (As restated)
                                   ---------    ---------    ---------     ---------     ---------   -------------   -------------

Balance December 31, 1995 .....    3,920,624    $     118     5,875,025    $      59     $  26,807     $  (6,878)    $  20,106

   Issuance of common
   stock ......................    3,287,030           98            --           --        21,591            --        21,689
   Conversion of Series A
   to common shares ...........    1,175,000           35    (3,525,000)         (35)           --            --            --
   Conversion of Series B
   to common shares ...........      922,754           28    (2,350,025)         (24)           (4)           --            --
   Deferred compensation ......           --           --            --           --            39            --            39
   Net loss ...................           --           --            --           --            --          (890)         (890)
                                   ---------    ---------    ----------    ---------     ---------     ---------     ---------

Balance December 29, 1996 .....    9,305,408          279            --           --        48,433        (7,768)       40,944

   Deferred compensation ......           --           --            --           --           103            --           103
   Net income .................           --           --            --           --            --            92            92
                                   ---------    ---------     ---------    ---------     ---------     ---------     ---------

Balance December 28, 1997 .....    9,305,408          279            --           --        48,536        (7,676)       41,139

   Net income .................           --           --            --           --            --         1,859         1,859
                                   ---------    ---------     ---------    ---------     ---------     ---------     ---------

Balance April 26, 1998 ........    9,305,408          279            --           --        48,536        (5,817)       42,998

   Stock options exercised ....        3,333           --            --           --            15            --            15
   Conversion of debt
   to equity ..................      400,000           12            --           --         1,488            --         1,500
   Net income .................           --           --            --           --            --         5,708         5,708
                                   ---------    ---------     ---------    ---------     ---------     ---------     ---------

Balance April 25, 1999 ........    9,708,741    $     291            --    $      --     $  50,039     $    (109)    $  50,221
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

                                ($ in thousands)


                                                         April 25,        April 26,        December 28,      December 29,
                                                           1999             1998               1997              1996
                                                      (As restated)
                                                       -----------       -----------       -----------       ------------
Cash flows from operating activities
   Net income (loss) ............................      $     5,708       $     1,859       $        92       $      (890)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
     Depreciation and amortization ..............            8,669             2,665             7,002             4,163
     Deferred tax benefit .......................           (1,823)             (421)               --                --
     Non-cash compensation expense ..............               --                --               103                40
     Equity in net income (loss) of affiliate ...                3               (57)              (62)             (206)
     Impairment of long-lived assets ............               --                --             1,120                --
     Loss on sale of restaurant .................               --                --               611                --
   Changes in assets and liabilities:
     (Increase) decrease in accounts
      receivable ................................           (1,037)              (80)               79               (77)
     (Increase) in inventory ....................             (208)               (9)             (116)             (409)
     (Increase) in pre-opening costs ............           (1,476)             (383)           (1,618)           (2,218)
     (Increase) decrease in prepaid expenses ....             (450)              273              (237)             (337)
     (Increase) decrease in other assets ........              361              (478)           (1,911)             (176)
     (Decrease) increase in accounts payable ....             (166)            1,097            (1,486)            3,415
     (Decrease) increase in accrued expenses ....             (928)            1,108             1,361               759
                                                       -----------       -----------       -----------       -----------
       Net cash provided by operating
        activities ..............................            8,653             5,574             4,938             4,064
                                                       -----------       -----------       -----------       -----------

Cash flows from investing activities
   Dividends received from affiliate ............               93                70                58                --
   Advances to affiliates, net ..................                9                 9               (41)             (222)
   Payments for intangibles .....................              (20)               (5)              (31)              (55)
   Acquisition of restaurant, net of cash
    acquired ....................................           (1,359)               --                --              (480)
   Note from related party for borrowed funds ...               --            (1,000)               --                --
   Issuance of promissory note ..................               --              (100)               --                --
   Payment received from note from related
    party .......................................            1,000                --                --                --
   Payment received from notes receivable .......              128                26                75                46
   Proceeds from sale-leaseback transactions ....            2,787                --             4,287               395
   Purchase of property and equipment ...........          (14,592)           (5,595)          (15,193)          (19,859)
   Deposit on Kendall restaurant acquisition ....               --                --              (400)               --
   Capital contribution to affiliate ............               --                --               (25)              (75)
                                                       -----------       -----------       -----------       -----------
       Net cash used in investing activities ....          (11,954)           (6,595)          (11,270)          (20,250)
                                                       -----------       -----------       -----------       -----------

Cash flows from financing activities
   Proceeds from short-term debt and amounts
    due to related parties ......................               --                --                --             7,000
   Repayment of amount due to related party .....               --            (1,500)           (2,000)           (4,600)
   Proceeds from long-term debt .................            2,651             2,880            15,000                --
   Repayment of long-term debt ..................             (741)             (171)           (8,542)             (695)
   Payments on capital lease obligations ........           (1,204)             (366)             (650)             (256)
   Proceeds from issuance of common
    stock .......................................               15                --                --            18,189
                                                       -----------       -----------       -----------       -----------
       Net cash provided by financing
        activities ..............................              721               843             3,808            19,638
                                                       -----------       -----------       -----------       -----------

Increase (decrease) in cash and cash
 equivalents ....................................           (2,580)             (178)           (2,524)            3,452
Cash and cash equivalents at beginning of year ..            3,555             3,733             6,257             2,805
                                                       ===========       ===========       ===========       ===========
Cash and cash equivalents at end of year ........      $       975       $     3,555       $     3,733       $     6,257
                                                       ===========       ===========       ===========       ===========

Supplementary disclosures:
   Interest paid ................................      $     2,532       $       809       $     2,215       $     1,370
                                                       ===========       ===========       ===========       ===========
   Income taxes paid ............................      $     2,223       $        23       $       156       $        --
                                                       ===========       ===========       ===========       ===========

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

                  As of April 25, 1999, Roadhouse Grill, Inc. owns and operates 53 full service, casual dining restaurants, franchises three other restaurants and licenses one more restaurant under the name "Roadhouse Grill". The Company was incorporated in October 1992 and opened the first Company-owned restaurant in Pembroke Pines, Florida in March 1993. Since then, the Company has opened 52 more restaurants in Florida, Georgia, South Carolina, Mississippi, Louisiana, Arkansas, Alabama, New York and Ohio. One franchised location is located in Kuala Lumpur, capital city of Malaysia, and two domestic franchises are located in Las Vegas, Nevada.

                  On July 12, 1999, the licensed restaurant was reacquired by the Company and the licensing agreement was terminated. The Company intends to operate the former licensed restaurant as a Company-owned restaurant.

                  During 1998, the Company had a 50 percent interest in Kendall Roadhouse Grill, L.C., a limited liability company which owned the Kendall, Florida restaurant ("Kendall"). Pursuant to its operating agreement, the Company managed the operations of the Kendall restaurant. The Company also received management fees and allocated its share of the restaurant's profits and losses under this operating agreement. On August 14, 1998, the Company purchased the remaining 50 percent interest in Kendall Roadhouse Grill, L.C. for a purchase price of $1.6 million (see Note 14). Subsequent to the purchase, Kendall Roadhouse Grill, L.C. ceased to exist as a legal entity.

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

                  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of an asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations. During the fourth quarter of 1997, the Company recognized an impairment loss of $1.1 million for the write-down of assets at two Company-owned restaurants.
                                     F-7

         (C)      INTANGIBLE ASSETS

                  Intangible assets consist primarily of goodwill recorded as a result of a restaurant acquisitions (see Note 14) and are being amortized on a straight-line basis over 16-17 years, the lease terms of the respective restaurant properties. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render goodwill not recoverable. If such circumstances arise, the Company uses undiscounted future cash flows to determine whether the goodwill is recoverable.

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

         (K)      REVENUE RECOGNITION

                  Total revenues include sales at Company-owned restaurants, royalties received from restaurants operating under franchise agreements, revenue earned from the game rooms and vending machines in the restaurants, and fees earned under management agreements.

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

                  In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company's current accounting policy is to capitalize pre-opening costs and amortize them over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of April 25, 1999 and April 26, 1998 were approximately $1.1 million and $967,000, respectively. The Company will adopt SOP 98-5 in the quarter ended July 25, 1999.

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

(2)      RESTATEMENT

         On August 1, 2001, the Company announced that it had determined to restate previously reported interim and annual financial statements. Restatement of the balance sheet as of April 25, 1999 and the result of operations for the year then ended consist of the following adjustments: an increase of $414,000 in occupancy and other expense to record additional accruals for property tax, rent, advertising and legal; an increase in labor and benefits expense of $72,000 to record insurance and payroll expense; and a reduction in income tax expense totaling $186,000. The restatement of the balance sheet as of April
         25, 1998 consists of a retained earnings adjustment of approximately $156,000. The impact of the prior period adjustment of $156,000 was not material to any prior "periods" results of operations or financial condition. The net impact of the restatement described above resulted in a decrease in net income and both basic and diluted net income per share for the fifty-two weeks ended April 25, 1999 of $300,000 and $0.03 per share.

(3)      STATEMENT OF OPERATIONS

         The following represents the Company's (unaudited) Statement of Operations for the 17 weeks ended April 27, 1997:

                      (in thousands, except per share data)

                                                        April 27,
                                                          1997
                                                      -----------
TOTAL REVENUE ..................................      $    30,395

Cost of restaurant sales:
   Food and beverage ...........................           10,360
   Labor and benefits ..........................            8,957
   Occupancy and other .........................            5,910
   Total cost of restaurant sales ..............           25,227

Depreciation and amortization ..................            1,454
General and administrative .....................            1,773
                                                      -----------
    Total operating expenses ...................           28,454
                                                      -----------

   Operating income ............................            1,941

Other income (expense):
   Interest expense, net .......................             (347)
   Equity in net income of affiliates ..........               29
                                                      -----------

        Total other expense ....................             (318)
                                                      -----------

   Income before taxes .........................            1,623

   Income tax expense ..........................               40
                                                      -----------

        Net income .............................      $     1,583
                                                      ===========

Basic and diluted net income per common share ..      $      0.17
                                                      ===========

Weighted average common shares
outstanding ....................................        9,305,408

                                                      ===========
Weighted average common shares and
share equivalents outstanding - assuming
dilution .......................................        9,315,307
                                                      ===========


The unaudited Statement of Operations for the 17 weeks ended April 27, 1997 reflects all adjustments which are, in the opinion of management, necessary to a fair statement of operations for the 17 weeks ended April 27, 1997.



(4)      PROPERTY AND EQUIPMENT

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
                                                     ===============      ================

         Included in property and equipment are buildings and equipment under capital leases of $10.0 million and $8.9 million at April 25, 1999 and April 26, 1998, respectively (see Note 5). The Company capitalized interest costs of approximately $120,000 and $52,000 during Fiscal Year 1999 and the Stub Period 1998, respectively, with respect to qualifying construction projects.



(5) CAPITAL LEASES

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

(6) OPERATING LEASES

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

(7) INVESTMENT IN AND ADVANCES TO AFFILIATES

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

         The Company accounted for these investments under the equity method. Summarized balance sheet information for Kendall and income statement information for the Kendall and Boca investments are as follows:

                                ($ in thousands)

                                                                   APRIL 26,
         SUMMARIZED BALANCE SHEETS: .......................          1998
         --------------------------                                --------
         Current assets ...................................          $ 36
         Property and equipment, net ......................           664
         Other ............................................            19
                                                                     ----
           Total assets ...................................           719
                                                                     ----
         Current liabilities ..............................           321
         Due to related party and
          other liabilities ...............................            --
                                                                     ----
           Total liabilities ..............................           321
                                                                     ----
         Net assets .......................................          $398
                                                                     ====


                                                 SEVENTEEN        FIFTY-TWO WEEKS       FIFTY-TWO WEEKS
                                                   WEEKS               ENDED                 ENDED
                                                   ENDED            DECEMBER 28,          DECEMBER 29,
                                              APRIL 26, 1998            1997                 1996
                                             ---------------      ---------------       ---------------

         Revenue......................          $    1,055           $    3,227           $    5,448
                                                ==========           ==========           ==========
         Operating income.............          $      181           $      335           $      373
                                                ==========           ==========           ==========
         Net income...................          $      187           $      287           $      338
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

(8) LONG-TERM DEBT

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

         During January 1999, the Company entered into a Master Security Agreement with Pacific Financial Company. The agreement consists of three 5-year term loans collateralized by personal property and fixtures at three Company-owned restaurants with an effective interest rate of 10.74%. Monthly principal and interest payments are due through February 2004. The remaining principal balance due under this agreement as of April 25, 1999 is $1.3 million.

         During March 1999, the Company entered into a $1.3 million loan agreement with First Union National Bank. The loan is a 5-year term loan collateralized by personal property and fixtures at the Company's new corporate facility with an interest rate of the one-month LIBOR rate plus 1.90%. Monthly principal and interest payments are due through March 2004. The Company expects to relocate its corporate functions to the new corporate facility, which is in the same general vicinity as the current corporate offices, in the latter part of calendar year 1999. The remaining principal balance due under this loan agreement as of April 25, 1999 is 1.3 million.

         Annual maturities on notes payable as of April 25, 1999 are as follows:

                                ($ in thousands)

              2000.........................................       $ 1,047
              2001.........................................         1,138
              2002.........................................         1,238
              2003.........................................         1,347
              2004.........................................         1,397
              Thereafter...................................        13,338
                                                                  -------
                                                                   19,505
              Less current portion.........................         1,047
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

(9) CAPITAL STOCK

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

(10) STOCK OPTION PLANS

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
         Expected life...........................     8 years             5 years               4 years                 8 years


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

                    ($ in thousands, except per share data)



                                           FIFTY-TWO          SEVENTEEN             FIFTY-TWO               FIFTY-TWO
                                          WEEKS ENDED        WEEKS ENDED           WEEKS ENDED             WEEKS ENDED
                                        APRIL 25, 1999      APRIL 26, 1998      DECEMBER 28, 1997       DECEMBER 29, 1996
                                        --------------      --------------      -----------------       -----------------
                                         (As restated)

         Net income    As reported         $   5,708           $  1,859              $    92               $     (890)
                       Pro forma               5,189              1,212                  (10)                  (1,279)

         Basic net income (loss)
         per share     As reported         $    0.60           $   0.20              $  0.01               $    (0.18)
                       Pro forma                0.54               0.13                 0.00                    (0.26)

         Diluted net income (loss)
         per share     As reported         $    0.59           $   0.20              $  0.01               $    (0.18)
                       Pro forma                 .54               0.13                 0.00                    (0.26)


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

         At April 25, 1999, April 26, 1998, December 28, 1997 and December 29, 1996, the number of options exercisable was 497,634, 384,260, 398,417 and 135,875, respectively, and the weighted-average exercise price of those options was $4.73, $6.59, $6.66 and $7.43, respectively.



(11) INCOME TAXES

         As a result of the Company's net operating losses and associated net operating loss carryforward, the Company had no federal income tax payable for the fifty-two weeks ended December 28, 1997 and December 29, 1996. For Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996, the Company had income tax expense amounting to $47,000, $81,000, $175,000 and $0, respectively, representing state income tax and alternative minimum tax. Income tax expense for Fiscal Year 1999, the Stub Period 1998, Fiscal Year 1997 and Fiscal Year 1996 consists of the following:

                                         ($ in thousands)
                     APRIL 25,        APRIL 26,   DECEMBER 28,    DECEMBER 29,
                        1999            1998          1997            1996
                   --------------     --------    ------------    -----------
                    (As restated)
Current:
   Federal ........   $ 1,566           $ 458        $103          $     --
   State ..........       304              44          72                --
                      -------           -----        ----          --------
                        1,870             502         175                --
Deferred
   Federal ........    (1,777)           (421)         --                --
   State...........       (46)             --          --                --

                      -------           -----        ----          --------
                      $    47           $  81        $175          $     --
                      =======           =====        ====          ========


         The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:



                                                                              ($ in thousands)

                                                                         APRIL 25,         APRIL 26,
                                                                            1999              1998
                                                                       ------------         -------
                                                                       (As restated)

         Deferred tax assets:
             Net operating loss carryforward ...................          $     0           $    50
             Tax credit carryforwards ..........................              879             1,204
             Pre-opening expenses, differences principally
                 due to differences in amortization ............              254               284
             Accrued workers' compensation .....................              189               149
             Property and equipment ............................            1,667               937
             Other .............................................              552               592
             Less: valuation allowance .........................           (1,122)           (2,540)
                                                                          -------           -------
                                                                            2,419               676
         Deferred tax liabilities:
             Property and equipment principally due to
                differences in depreciation ....................               --               (92)
             Other .............................................             (175)             (163)
                                                                          -------           -------
                                                                          $ 2,244           $   421
                                                                          =======           =======

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

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes), for Fiscal Year 1999 and the Stub Period 1998 as follows:

                                                                 APRIL 25,           APRIL 26,
                                                                    1999               1998
                                                               -------------         -------
                                                               (As restated)

         Income taxes at statutory rates ...................        34.00%             34.00%
         State and local taxes, net of federal
             tax benefit ...................................         2.95%              4.85%
         FICA tip tax credit ...............................         2.31%              2.27%
         Utilization of net operating loss carryforward ....           --             (20.51)%
         Utilization of tax credit carryforwards ...........        (6.83)%               --
         Other items .......................................        (6.99)%             0.15%
         Release of valuation allowance ....................       (24.64)%           (16.55)%
                                                                  -------            -------
                                                                      .80%              4.21%
                                                                  =======            =======

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

(14) ACQUISITIONS

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

(16) RELATED PARTY TRANSACTIONS

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

(17) INTERNAL REVENUE SERVICE EXAMINATION

         The Internal Revenue Service is currently examining the Company's income tax returns for the year ended December 31, 1995. The Company believes that resolution of this exam will not have a material adverse effect on the Company's financial condition or results of operations.

(18) NET INCOME (LOSS) PER COMMON SHARE ("EPS")

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


                                               Seventeen Weeks Ended April 25, 1999
                                            ------------------------------------------
                                            Net Income        Shares           Amount
                                            ----------        ------           ------
                                              ($ in thousands, except per share data)
                                                            (As restated)

     BASIC EPS
     Net income available
     to common shareholders                  $5,708          9,536,631         $ 0.60

     EFFECT OF DILUTIVE SECURITIES
     Stock options                               --            131,838          (0.01)

     DILUTED EPS                             $5,708          9,668,469         $ 0.59
                                             ======          =========         ======

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

         As discussed in Note 9, on February 6, 1998, the Company's Board of Directors approved the issuance of 400,000 shares to Berjaya to convert $1.5 million of debt outstanding to common equity at a price of $3.75 per share, based on the closing market price as of February 6, 1998. The debt carried an interest rate of 8.5% and was scheduled to be repaid during the first quarter of 1998. As such, these shares are not included in the EPS calculation as of April 26, 1998. The transaction was consummated on September 30, 1998.

         For Fiscal Year 1997 and Fiscal Year 1996, the number of weighted-average common shares outstanding is essentially equivalent to the weighted-average common share and share equivalents outstanding - assuming dilution.

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for Fiscal Year 1999 and the fifty-two weeks ended April 26, 1998 (pro forma) with the quarters structured according to the new fiscal year:



                                                                     ($ in thousands, except per share data)
                                                                                    (As restated)

                                                       1ST QTR        2ND QTR       3RD QTR        4TH QTR       TOTAL YEAR
                                                      --------       --------      --------       --------       -----------

1999:
   Total revenues                                     $ 29,133       $ 28,282      $ 28,846       $ 34,806        $ 121,067
   Operating income                                      1,727          1,540         2,267          2,434            7,968
   Pretax income                                         1,261            920         1,723          1,851            5,755
   Net income                                         $  1,251       $    912      $  1,709       $  1,836        $   5,708
   Basic net income per common share                  $   0.13       $   0.10      $   0.18       $   0.22        $    0.60
   Diluted net income per common share                $   0.13       $   0.10      $   0.17       $   0.22        $    0.59

1998:
   Total revenues                                     $ 23,172       $ 22,965      $ 25,090       $ 29,281        $ 100,508
   Income prior to unusual or infrequent items(1)          196            648         1,242          2,048            4,134
   (Loss) from impairment of assets(2)                      --             --        (1,120)            --           (1,120)
   Operating income(3)                                     196            648           122          2,048            3,014
   Pretax income (loss)                                   (106)           119          (999)         1,555              569
   Net income (loss)                                  $   (148)      $     69      $ (1,073)      $  1,505        $     353
   Basic net income (loss) per common share           $  (0.02)      $   0.01      $  (0.12)      $   0.16        $    0.04
   Diluted net income (loss) per common share         $  (0.02)      $   0.01      $  (0.12)      $   0.16        $    0.04


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