Form 10-Q/A
period 1999-07-25
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

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

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q/A
                       THIRTEEN WEEKS ENDED JULY 25, 1999

                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
PART I.           FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (NOTE A):

                  Condensed Consolidated Balance Sheets as of July 25, 1999
                       and April 25, 1999 (unaudited)...................................................      2

                  Condensed Consolidated Statements of Income for the Thirteen
                      Weeks Ended July 25, 1999 and July 26, 1998 (unaudited) ..........................      3

                  Condensed Consolidated Statement of Changes in Shareholders'
                       Equity for the Thirteen Weeks Ended July 25, 1999 (unaudited) ...................      4

                  Condensed Consolidated Statements of Cash Flows for the Thirteen
                      Weeks Ended July 25, 1999 and July 26, 1998 (unaudited) ..........................      5

                  Notes to Condensed Consolidated Financial Statements..................................      6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      8

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     13

SIGNATURES        ......................................................................................     14

EXHIBIT INDEX     ......................................................................................     15




NOTE A:

         As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of July 25, 1999 and the results for the thirteen weeks ended July 25, 1999 and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 25, 1999 and April 25, 1999
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                                  July 25,       April 25,
                                                                    1999            1999
                                                                  --------       ---------
                                                                (As restated)  (As restated)
                                     Assets
Current assets:
  Cash and cash equivalents ..............................        $  1,642        $    975
  Accounts receivable ....................................             596           1,279
  Inventory ..............................................           1,218           1,181
  Pre-opening costs, net .................................              --           1,125
  Prepaid expenses .......................................           1,174             992
                                                                  --------        --------
     Total current assets ................................           4,630           5,552

Note receivable ..........................................             167             167
Property & equipment, net ................................          79,138          77,821
Intangible assets, net of accumulated amortization of $310
  and $227 at July 25, 1999 and April 25, 1999,
  respectively ...........................................           2,342           2,031
Other assets .............................................           3,504           3,157
Deferred tax assets, net .................................           2,513           2,244
                                                                  --------        --------

      Total assets .......................................        $ 92,294        $ 90,972
                                                                  ========        ========

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .......................................        $  4,969        $  4,692
  Accrued expenses .......................................           3,423           4,621
  Current portion of long-term debt ......................           1,009           1,047
  Current portion of capitalized lease obligations .......           1,662           1,593
                                                                  --------        --------
      Total current liabilities ..........................          11,063          11,953

Long-term debt ...........................................          18,230          18,458
Capitalized lease obligations ............................          12,154          10,340
                                                                  --------        --------

     Total liabilities ...................................          41,447          40,751

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of July 25,
  1999 and April 25, 1999 ................................             291             291
Additional paid-in-capital ...............................          50,039          50,039
Retained earnings ........................................             517            (109)
                                                                  --------        --------

      Total shareholders' equity .........................          50,847          50,221
Commitments and contingencies (Note 3) ...................              --              --
                                                                  --------        --------
      Total liabilities and shareholders' equity .........        $ 92,294        $ 90,972
                                                                  ========        ========


     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the Thirteen Weeks Ended July 25, 1999 and July 26, 1998
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                   Thirteen Weeks Ended
                                             -------------------------------
                                              July 25,            July 26,
                                                1999                1998
                                             -----------         -----------
                                            (As restated)       (As restated)

Total revenues ......................        $    35,316         $    29,133

Cost of restaurant sales:
   Food and beverage ................             12,045               9,891
   Labor and benefits ...............              9,986               8,233
   Occupancy and other ..............              6,935               5,572
   Pre-opening expenses .............                 47                 363
                                             -----------         -----------

   Total cost of restaurant sales ...             29,013              24,059

Depreciation and amortization .......              2,061               1,717
General and administrative expenses .              2,131               1,631
                                             -----------         -----------

   Total operating expenses .........             33,205              27,407
                                             -----------         -----------

   Operating income .................              2,111               1,726

Other income (expense):
   Interest expense, net ............               (581)               (497)
   Equity in net income (loss) of
     affiliates .....................                 --                  32
                                             -----------         -----------

        Total other (expense) .......               (581)               (465)
                                             -----------         -----------

        Income before taxes and
          cumulative effect of change
          in accounting principle ...              1,530               1,261
Income tax expense ..................                 27                  10
                                             -----------         -----------

        Income before cumulative
          effect of change in
          accounting principle ......              1,503               1,251
Cumulative effect of change in
  accounting principle (net of tax
  benefit of $248) ..................               (877)                 --
                                             -----------         -----------

Net income ..........................        $       626         $     1,251
                                             ===========         ===========

Basic net income per common share:
  Basic income before cumulative
    effect of change in accounting
    principle .......................        $      0.15         $      0.13
  Cumulative effect of change in
    accounting principle ............              (0.09)                 --
                                             -----------         -----------
Basic net income per common
  share .............................        $      0.06         $      0.13
                                             ===========         ===========
Diluted net income per common share:
  Diluted income before cumulative
    effect of change in accounting
    principle .......................        $      0.15         $      0.13
  Cumulative effect of change in
    accounting principle ............              (0.09)                 --
                                             -----------         -----------
Diluted net income per common
     share ..........................        $      0.06         $      0.13
                                             ===========         ===========

Weighted-average common shares
     outstanding ....................          9,708,741           9,308,411
                                             ===========         ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution ..............          9,874,688           9,523,738
                                             ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                   For the Thirteen Weeks Ended July 25, 1999
                                ($ in thousands)
                                   (Unaudited)



                                   Common Stock             Additional
                            --------------------------       Paid-in          Retained
                              Shares          Amount         Capital          Earnings          Total
                            ----------      ----------      ----------       ----------       ----------
                                                                           (As Restated)    (As Restated)
Balance April 25, 1999 ..    9,708,741      $      291      $   50,039       $     (109)      $   50,221

Net income ..............           --              --              --              626              626
                            ----------      ----------      ----------       ----------       ----------

Balance July 25, 1999 ...    9,708,741      $      291      $   50,039       $      517       $   50,847
                            ==========      ==========      ==========       ==========       ==========




     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Thirteen Weeks Ended July 25, 1999 and July 26, 1998
                                ($ in thousands)
                                   (Unaudited)

                                                                July 25,       July 26,
                                                                  1999           1998
                                                                --------       --------
                                                             (As restated)   (As restated)
Cash flows from operating activities
   Net income ..........................................        $   626         $ 1,251
Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization .....................          2,061           1,677
     Equity in net income of affiliate .................             --             (32)
     Cumulative effect of change in accounting principle          1,125              --
     Deferred tax benefit ..............................           (269)             --

   Changes in assets and liabilities:
     (Increase) in accounts receivable .................           (113)            (62)
     (Increase) in inventory ...........................            (38)            (29)
     Decrease in pre-opening costs .....................             --              91
     (Increase) in prepaid expense .....................           (182)            (36)
     (Increase) in other assets ........................           (281)           (108)
     Increase (decrease) in accounts payable ...........            277          (1,538)
     (Decrease) in accrued expenses ....................         (1,198)         (1,677)
                                                                -------         -------

       Net cash provided by operating activities .......          2,008            (463)

Cash flows from investing activities
   Dividends received from affiliates ..................             --              70
   Advances to affiliates, net .........................             --               5
   Payments for intangibles ............................           (394)             --
   Proceeds from payment on notes receivable ...........             --           1,020
   Proceeds from sale-leaseback transactions ...........          5,583             861
   Purchase of property and equipment ..................         (5,917)         (2,038)
                                                                -------         -------

       Net cash used in investing activities ...........           (728)            (82)

Cash flows from financing activities
   Issuance of common stock ............................             --              15
   Repayments of long-term debt ........................           (266)           (110)
   Payments on capital lease obligations ...............           (347)           (287)
                                                                -------         -------

       Net cash used in financing activities ...........           (613)           (382)

Increase (decrease) in cash and cash equivalents .......            667            (927)
Cash and cash equivalents at beginning of period .......            975           3,555
                                                                -------         -------
Cash and cash equivalents at end of period .............        $ 1,642         $ 2,628
                                                                =======         =======
Supplementary disclosures:
   Interest paid .......................................        $   705         $   634
                                                                =======         =======
   Income taxes paid ...................................        $   327         $   454
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

       The results of operations for the thirteen weeks ended July 25, 1999 are not necessarily indicative of the results for the entire fiscal year ending April 23, 2000. See also note A to the index to the financial statements in this report on Form 10Q/A.

       Certain prior year balances have been reclassified to conform to the current year presentation.

2. RESTATEMENTS:

       Restatement of the balance sheet as of July 25, 1999 and the results of operations for the thirteen weeks ended July 25, 1999 consisted of the following adjustments: a decrease to labor and benefits of $28,000 to reduce the payroll accrual, a decrease to occupancy and other expense of $28,000 to reduce the accrual for advertising and legal offset by an increase in property tax and rent, an increase to amortization expense of $49,000, a reduction in the cumulative effect of the change in accounting principle of $76,000, and a reduction in income tax expense of $310,000 as a result of the above adjustments. The net impact of the restatement described above increased net income for the thirteen weeks ended July 25, 1999 by $393,000 or $.04 per basic and diluted earnings per share.

       Restatement of the results of operations for the thirteen weeks ended July 26, 1998 consisted of the following adjustments: an increase to occupancy and other expense of $33,000 to record the accrual for property tax and a decrease to income tax expense of $25,000 as a result of the above adjustment. The net impact of the restatement described above decreased net income for the thirteen weeks ended July 26, 1998 by $8,000 and $0.01 per basic earnings per share. There was no effect on diluted earnings per share for the above adjustments.

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

5. ADOPTION OF NEW ACCOUNTING STANDARDS

       In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 as an expense within the statement of income in the amount of $877,000, net of income tax benefit. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

6. LEASES

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

                                          Thirteen Weeks Ended July 25, 1999
                                     -------------------------------------------
                                     Net Income         Shares          Amount
                                     ----------       ---------        --------
                                      ($ in thousands, except per share data)
                                                  (As restated)

BASIC EPS
Net income available
to common shareholders ......        $     626        9,708,741        $   0.06

EFFECT OF DILUTIVE SECURITIES
Stock options ...............               --          165,947              --
                                     ---------        ---------        --------
DILUTED EPS .................        $     626        9,874,688        $   0.06
                                     =========        =========        ========

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

                                        Thirteen Weeks Ended July 26, 1998
                                     ------------------------------------------
                                     Net Income         Shares          Amount
                                     ----------       ---------        --------
                                     ($ in thousands, except per share data)
                                                 (As restated)
BASIC EPS
Net income available
to common shareholders ......        $   1,251        9,308,411        $   0.13

EFFECT OF DILUTIVE SECURITIES
Stock options ...............               --          103,323              --

Convertible debt ............               --          112,004              --
                                     ---------        ---------        --------
DILUTED EPS .................        $   1,251        9,523,738        $   0.13
                                     =========        =========        ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENTS:

     The accompanying Management's Discussion and Analysis of results of operations and financial condition set fourth herein reflect adjustments recorded to the previously reported results of operations for the thirteen week periods ended July 25,1999 and July 26, 1998. See Note 2 to the Condensed Consolidated Financial Statements for a description of these adjustments.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:

                                                    Thirteen Weeks Ended
                                            ------------------------------------
                                            July 25, 1999          July 26, 1998
                                            -------------          -------------
                                            (As restated)          (As restated)

Total revenues ..................               100.0%                100.0%
Cost of restaurant sales:
   Food and beverage ............                34.1                  33.9
   Labor and benefits ...........                28.3                  28.3
   Occupancy and other ..........                19.6                  19.1
   Pre-opening expenses .........                 0.1                   1.2
                                                -----                 -----
   Total cost of restaurant sales                82.1                  82.5

Depreciation and amortization ...                 5.8                   5.9
General and administrative ......                 6.0                   5.6
                                                -----                 -----
   Total operating expenses .....                93.9                  94.0
                                                -----                 -----

   Operating income .............                 6.1                   6.0

Other income (expense):
   Interest expense, net ........                (1.7)                 (1.7)
   Equity in net income of
   affiliates ...................                  --                    --
                                                -----                 -----

   Total other (expense) ........                (1.7)                 (1.7)
                                                -----                 -----

Income before income taxes and
cumulative effect of change in
accounting principle ............                 4.4                   4.3

Income taxes ....................                 0.1                   0.0
                                                -----                 -----

Income before cumulative effect
of change in accounting principle                 4.3                   4.3

Cumulative effect of change in
accounting principle ............                (2.5)                  0.0
                                                -----                 -----

   Net income ...................                 1.8%                  4.3%
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

     Restaurants open. At July 25, 1999 there were 57 Company-Owned restaurants open, including the Kendall Roadhouse Grill ("Kendall") restaurant and the North Palm Beach Roadhouse Grill restaurant ("North Palm"). On July 12, 1999, the Company terminated a licensing agreement for the North Palm Beach restaurant and began operating the location as a Company-Owned restaurant. On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At July 26, 1998, there were 46 Company-Owned restaurants, excluding Kendall and North Palm. This represents a 23.9% increase in the number of Company-Owned restaurants since July 26, 1998.

     Total revenues. Total revenues increased $6.2 million, or 21.2%, from $29.1 million for the fiscal year 1999 first quarter to $35.3 million for the fiscal year 2000 first quarter. This increase is primarily attributable to sales generated at the nine new restaurants opened by the Company since the end of the fiscal year 1999 first quarter. Sales at comparable stores for the fiscal year 2000 first quarter increased 1% compared with sales in the fiscal year 1999 first quarter. This was due in part to the Company's advertising campaign that was implemented in January 1999.

     Food and beverage. Food and beverage costs increased $2.1 million to $12.0 million in the fiscal year 2000 first quarter from $9.9 million in the fiscal year 1999 first quarter due to opening new restaurants. As a percentage of sales, food and beverage costs increased by .2 percentage points to 34.1% for the fiscal year 2000 first quarter from 33.9% for the fiscal year 1999 first quarter.

     Labor and benefits. Labor and benefits costs increased $1.8 million to $10.0 million in the fiscal year 2000 first quarter, or 21.3%, from $8.2 million in the fiscal year 1999 first quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1999 first quarter. As a percentage of sales, labor and benefits costs were comparable for both periods presented.

     Occupancy and other. Occupancy and other costs increased $1.3 million to $6.9 million in the fiscal year 2000 first quarter, or 24.5%, from $5.6 million in the fiscal year 1999 first quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1999 first quarter and higher media advertising costs incurred in the fiscal year 2000 first quarter compared to the same period of the prior year. As a percentage of sales, occupancy and other costs increased by 0.5 percentage points from 19.1% for the fiscal year 1999 first quarter to 19.6% for the fiscal year 2000 first quarter.

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

     Depreciation and amortization. Depreciation and amortization increased $344,000 to $2.1 million in the fiscal year 2000 first quarter, or 20.0%, from $1.7 million in the fiscal year 1999 first quarter. The increase is primarily due to the operation of nine new restaurants opened since the end of the fiscal year 1999 first quarter. As a percentage of sales, depreciation and amortization remained comparable for the fiscal year 1999 first quarter to the fiscal year 2000 first quarter.

     General and administrative. General and administrative costs increased $500,000 to $2.1 million in the fiscal year 2000 first quarter, or 30.7%, from $1.6 million in the fiscal year 1999 first quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 60 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 0.4 percentage points from 5.6% for the fiscal year 1999 first quarter to 6.0% for the fiscal year 2000 first quarter.

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

     Cumulative effect of change in accounting principle. During the first quarter of fiscal year 2000, the Company adopted the provisions of SOP 98-5. The Company recorded an expense of $877,000 (net of tax benefit) related to the adoption of SOP 98-5. The Company's policy, effective at the beginning of the fiscal year 2000 first quarter, is to expense all pre-opening costs as incurred, as required by SOP 98-5.

     Income tax. The Company has a valuation allowance that offsets a portion of its net deferred tax assets. Each quarter management determines, based on projections, the realizability of the related deferred tax assets in future years and reduces the allowance to the extent year-to-date income is available to realize the benefit of the deferred tax assets. The reduction of the valuation allowance currently minimizes income tax expense. The Company expects to utilize the valuation allowance during the current year. The effective income tax rate for the fiscal year 2000 first quarter was 1.8% versus an effective rate of approximately 0.8% in the fiscal year 1999 first quarter. Income tax expense of $27,000 and $10,000 in the fiscal year 2000 first quarter and the fiscal year 1999 first quarter, respectively, represent state income tax and alternative minimum tax.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($6.4 million at July 25, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

                                       ROADHOUSE GRILL, INC.
                                           (Registrant)




     /s/ Ayman Sabi                    President, Chief Executive Officer         August 13, 2001
------------------------------         and Director
     Ayman Sabi                        (Principal Executive Officer)



    /s/ Glenn E. Glasshagel            Chief Financial Officer                    August 13, 2001
------------------------------         (Principal Financial Officer
     Glenn E. Glasshagel               and Principal Accounting Officer)



                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

21.0      Subsidiaries of the Registrant.*

-------------

* Previously filed