Form 10-Q/A
period 1999-10-24
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

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

                              ROADHOUSE GRILL, INC.
                                   FORM 10-Q/A
                      THIRTEEN WEEKS ENDED OCTOBER 24, 1999

                                      INDEX


                                                                                                         Page No.
                                                                                                         --------
PART I.   FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements (Note A):

                  Condensed Consolidated Balance Sheets as of October 24, 1999
                       and April 25, 1999 (unaudited)...................................................      2

                  Condensed Consolidated Statements of Operations for the Thirteen Weeks and
                      Twenty-Six Weeks Ended October 24, 1999 and October 25, 1998 (unaudited)..........      3

                  Condensed Consolidated Statement of Changes in Shareholders' Equity
                       for the Twenty-Six Weeks Ended October 24, 1999 (unaudited) .....................      4

                  Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
                      October 24, 1999 and October 25, 1998 (unaudited) ................................      5

                  Notes to Condensed Consolidated Financial Statements..................................      6

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................................      8



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................     15

Item 6.           Exhibits and Reports on Form 8-K......................................................     15

Signatures        ......................................................................................     16

Exhibit Index     ......................................................................................     17


NOTE A:

         As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of October 24, 1999 and the results for the thirteen weeks and twenty-six weeks ended October 24, 1999 and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                      Condensed Consolidated Balance Sheets
                       October 24, 1999 and April 25, 1999
                     ($ in thousands, except per share data)
                                   (Unaudited)



                                                                                   October 24,     April 25,
                                                                                       1999           1999
                                                                                   -----------     ----------
                                                                                  (As restated)  (As restated)
                                  Assets

Current assets:
   Cash and cash equivalents ...................................................      $   482      $   975
   Accounts receivable .........................................................          545        1,279
   Inventory ...................................................................        1,236        1,181
   Pre-opening costs, net ......................................................           --        1,125
   Prepaid expenses ............................................................        1,924          992
                                                                                      -------      -------
     Total current assets ......................................................        4,187        5,552

Note receivable ................................................................          167          167
Property & equipment, net ......................................................       83,259       77,821
Intangible assets, net of accumulated amortization of $350 and $227 at
  October 24, 1999 and April 25, 1999, respectively ............................        2,312        2,031
Other assets ...................................................................        3,451        3,157
Deferred tax assets, net .......................................................        2,513        2,244
                                                                                      -------      -------

      Total assets .............................................................      $95,889      $90,972
                                                                                      =======      =======

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .............................................................      $ 9,563      $ 4,692
  Accrued expenses .............................................................        4,479        4,621
  Short-term note payable ......................................................        1,000           --
  Current portion of long-term debt ............................................          973        1,047
  Current portion of capitalized lease obligations .............................        1,572        1,593
                                                                                      -------      -------
      Total current liabilities ................................................       17,587       11,953

Long-term debt .................................................................       18,014       18,458
Capitalized lease obligations ..................................................        9,914       10,340
                                                                                      -------      -------

     Total liabilities .........................................................       45,515       40,751

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of
  October 24, 1999 and April 25, 1999 ..........................................          291          291
Additional paid-in capital .....................................................       50,039       50,039
Retained earnings ..............................................................           44         (109)
                                                                                      -------      -------

      Total shareholders' equity ...............................................       50,374       50,221
Commitments and contingencies (Note 3) .........................................           --           --
                                                                                      -------      -------
      Total liabilities and shareholders' equity ...............................      $95,889      $90,972
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

                              ROADHOUSE GRILL, INC.

                 Condensed Consolidated Statements of Operations
                For the Thirteen Weeks and Twenty-Six Weeks Ended
                      October 24, 1999 and October 25, 1998
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                      Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                 -----------------------------       -----------------------------
                                                 October 24,       October 25,       October 24,       October 25,
                                                     1999             1998               1999              1998
                                                 -----------       -----------       -----------       -----------
                                                (As restated)     (As restated)     (As restated)      (As restated)
Total revenues ............................      $    32,457       $    28,282       $    67,773       $    57,416

Cost of restaurant sales:
   Food and beverage ......................           11,276             9,690            23,322            19,582
   Labor and benefits .....................            9,413             8,058            19,400            16,291
   Occupancy and other ....................            7,117             5,090            14,051            10,662
   Pre-opening expenses ...................              529               367               576               731
                                                 -----------       -----------       -----------       -----------

   Total cost of restaurant sales .........           28,335            23,205            57,349            47,266

Depreciation and amortization .............            2,032             1,839             4,093             3,556
General and administrative expenses .......            1,980             1,698             4,114             3,329
                                                 -----------       -----------       -----------       -----------

   Total operating expenses ...............           32,347            26,742            65,556            54,151
                                                 -----------       -----------       -----------       -----------

   Operating income .......................              110             1,540             2,217             3,265

Other income (expense):
   Interest expense, net                                (596)             (585)           (1,177)           (1,082)
   Equity in net (loss) of
     affiliates............................               --               (35)               --                (3)
                                                 -----------       -----------       -----------       -----------

     Total other (expense) ................             (596)             (620)           (1,177)           (1,085)
                                                 -----------       -----------       -----------       -----------

     Income (loss) before taxes and
       cumulative effect of change in
       accounting principle................             (486)              920             1,040             2,180
     Income tax expense (benefit)..........              (13)                8                10                17
                                                 -----------       -----------       -----------        ----------
     Income (loss) before cumulative
       effect of change in accounting
       principle...........................             (473)              912             1,030             2,163
Cumulative effect of change in accounting
   principle (net of tax benefit of $248)..               --                --              (877)               --
                                                 -----------       -----------       -----------        ----------

Net income (loss) .........................      $      (473)      $       912       $       153        $    2,163
                                                 ===========       ===========       ===========        ==========

Basic net income (loss) per common share:
   Basic income (loss) before cumulative
     effect of change in accounting
     principle ............................      $     (0.05)      $      0.10       $      0.11       $      0.23
   Cumulative effect of change in
     accounting principle .................               --                --             (0.09)               --
                                                 -----------       -----------       -----------       -----------
Basic net income (loss) per common
     share ................................      $     (0.05)      $      0.10       $      0.02       $      0.23
                                                 ===========       ===========       ===========       ===========
Diluted net income (loss) per common share:
   Diluted income (loss) before cumulative
     effect of change in accounting
     principle ............................      $     (0.05)      $      0.10       $      0.11       $      0.23
   Cumulative effect of change in
     accounting principle .................               --                --             (0.09)               --
                                                 -----------       -----------       -----------       -----------
Diluted net income (loss) per common
   share ..................................      $     (0.05)      $      0.10       $      0.02       $      0.23
                                                 ===========       ===========       ===========       ===========

Weighted-average common shares outstanding         9,708,741         9,423,027         9,708,741         9,365,719
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares and share
   equivalents outstanding - assuming
   dilution................................        9,708,741         9,486,874         9,836,081         9,507,768
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

                              ROADHOUSE GRILL, INC.

            Condensed Consolidated Statement of Changes in Shareholders' Equity
                 For the Twenty-Six Weeks Ended October 24, 1999
                                ($ in thousands)
                                   (Unaudited)


                                    Common Stock            Additional
                              ------------------------       Paid-in        Retained
                                Shares         Amount         Capital       Earnings        Total
                              ---------      ---------      ---------     -----------    ----------
                                                                         (As restated)  (As restated)
Balance April 25, 1999        9,708,741      $     291      $  50,039      $     (109)    $  50,221

Net income .............             --             --             --             153           153
                              ---------      ---------      ---------      ----------     ---------

Balance October 24, 1999      9,708,741      $     291      $  50,039      $       44     $  50,374
                              =========      =========      =========      ==========     =========






     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                 Condensed Consolidated Statements of Cash Flows
      For the Twenty-Six Weeks Ended October 24, 1999 and October 25, 1998
                                ($ in thousands)
                                   (Unaudited)



                                                                 October 24,      October 25,
                                                                    1999             1998
                                                                 -----------      -----------
                                                               (As restated)     (As restated)
Cash flows from operating activities:
   Net income ............................................        $    153         $  2,163
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization .......................           4,093            4,286
     Equity in net loss of affiliate .....................              --                3
     Cumulative effect of change in accounting principle .           1,125               --
     Deferred tax benefit ................................            (269)              --

   Changes in assets and liabilities:
     (Increase) in accounts receivable ...................             (63)            (110)
     (Increase) in inventory .............................             (55)             (43)
     (Increase) in pre-opening costs .....................              --             (381)
     (Increase) in prepaid expense .......................            (932)          (1,083)
     (Increase) decrease in other assets .................            (129)             246
     Increase (decrease) in accounts payable .............           4,871           (1,282)
     Increase (decrease) in accrued expenses .............            (142)            (129)
                                                                  --------         --------

       Net cash provided by operating activities .........           8,652            3,670

Cash flows from investing activities:
   Dividends received from affiliate .....................              --               93
   Advances to affiliates, net ...........................              --                9
   Payments for intangibles ..............................            (453)             (20)
   Acquisition of restaurant, net of cash acquired .......              --           (1,359)
   Proceeds from payment on note receivable from affiliate              --            1,000
   Proceeds from payment on notes receivable .............              --               72
   Proceeds from sale-leaseback transactions .............           6,733              861
   Purchase of property and equipment ....................         (15,175)          (2,946)
                                                                  --------         --------
       Net cash used in investing activities .............          (8,895)          (2,290)

Cash flows from financing activities:
   Issuance of common stock ..............................              --               15
   Proceeds from short-term note payable .................           1,000               --
   Repayments of long-term debt ..........................            (518)            (336)
   Payments on capital lease obligations .................            (732)            (576)
                                                                  --------         --------

       Net cash used in financing activities .............            (250)            (897)

(Decrease) increase in cash and cash equivalents .........            (493)             483
Cash and cash equivalents at beginning of period .........             975            3,555
                                                                  --------         --------
Cash and cash equivalents at end of period ...............        $    482         $  4,038
                                                                  ========         ========
Supplementary disclosures:
   Interest paid .........................................        $  1,427         $  1,275
                                                                  ========         ========
   Income taxes paid .....................................        $    881         $  1,155
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

     The results of operations for the thirteen weeks and twenty-six weeks ended October 24, 1999 are not necessarily indicative of the results for the entire fiscal year ending April 23, 2000. See also Note A to the Index on Form 10-Q/A.

     Certain prior year balances have been reclassified to conform to the current year presentation.

2. RESTATEMENTS

     Restatement of the balance sheet as of October 24, 1999 and the results of operations for the thirteen and twenty-six weeks ended October 24, 1999 consisted of the following adjustments: a decrease in labor and benefits expense of $28,000 related to payroll for the twenty-six weeks ended October 24, 1999, an increase in occupancy and other expense of $215,000 and $187,000 for the thirteen and twenty-six weeks ended October 24, 1999, respectively, relating to property tax and rent offset by decreases in advertising and legal expenses; an increase in amortization expense of $49,000 and a decrease in the cumulative effect of change in accounting principle of $76,000 for the twenty-six weeks ended October 24,1999; and an increase (decrease) in income tax expense of $46,000 and ($264,000) for the thirteen and twenty-six weeks ended October 24, 1999, respectively, as a result of the above adjustments. The net impact of the restatement described above (decreased) increased net income for the thirteen and twenty-six weeks ended October 24, 1999 by ($261,000) and $132,000 or ($.03) and $.02 per basic and diluted earnings per share, respectively.

     Restatement of the results of operations for the thirteen and twenty-six weeks ended October 25, 1998 consisted of the following adjustments: an increase to occupancy and other expense of $34,000 and $67,000 to record the accrual for property tax expense for the thirteen and twenty-six weeks ended October 25, 1998, respectively; a reduction to income tax expense of $42,000 and $67,000 for the thirteen and twenty-six weeks ended October 25, 1998, respectively, as a result of the above adjustments. The net impact of the restatement described above increased net income for the thirteen weeks ended October 25, 1998 by $8,000. There was no effect on net income and earnings per share for the twenty-six weeks ended October 25, 1998 and earnings per share (basic and diluted) for the thirteen and twenty-six weeks ended October 25, 1998, respectively, as a result of these adjustments.

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

4. ADOPTION OF NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 as an expense within the statements of operations in the amount of $877,000, net of income tax benefit. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of operations.

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


                                       Thirteen Weeks Ended October 24, 1999           Twenty-Six Weeks Ended October 24, 1999
                                     -------------------------------------------      ------------------------------------------
                                     Net Income         Shares           Amount       Net Income        Shares           Amount
                                     ----------        ---------        --------      ----------       ---------        --------
                                                            ($ in thousands, except per share data)
                                                                       (As restated)
BASIC EPS
Net income available
  to common shareholders ....        $    (473)        9,708,741        $  (0.05)     $     153        9,708,741        $   0.02

EFFECT OF DILUTIVE SECURITIES
Stock options ...............               --                --              --             --          127,340              --
                                     ---------         ---------        --------      ---------        ---------        --------
DILUTED EPS .................        $    (473)        9,708,741        $  (0.05)     $     153        9,836,081        $   0.02
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


                                        Thirteen Weeks Ended October 25, 1998           Twenty-Six Weeks Ended October 25, 1998
                                     -------------------------------------------      ------------------------------------------
                                     Net Income         Shares           Amount       Net Income        Shares           Amount
                                     ----------        ---------        --------      ----------       ---------        --------
                                                            ($ in thousands, except per share data)
                                                                       (As restated)
BASIC EPS
Net income (loss) available
  to common shareholders ....        $     912        9,423,027        $   0.10     $   2,163        9,365,719        $   0.23

EFFECT OF DILUTIVE SECURITIES
Stock options ...............               --           42,777              --            --           76,884              --

Convertible debt ............               --           21,070              --            --           65,165              --
                                     ---------        ---------        --------     ---------        ---------        --------
DILUTED EPS .................        $     912        9,486,874        $   0.10     $   2,163        9,507,768        $   0.23
                                     =========        =========        ========     =========        =========        ========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENTS:

     Restatement: The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect adjustments recorded to previously reported results of operations for the thirteen and twenty-six week period ended October 24, 1999 and October 25, 1998. See Note 2 to the condensed consolidated financial statements for a discussion of these adjustments.

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

     The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 10.6% and 10.6% of total revenues for the thirteen weeks and the twenty-six weeks ended October 24, 1999, respectively. Franchise and management fees have accounted for less than 1% of the Company's total revenues for all periods since its inception.

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

Results of Operations

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues.


                                                 Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                        -----------------------------------      --------------------------------------
                                        October 24, 1999   October 25, 1998      October 24, 1999      October 25, 1998
                                        ----------------   ----------------      ----------------      ----------------
                                         (As restated)       (As restated)          (As restated)        (As restated)
Total revenues....................            100.0%              100.0%                  100.0%              100.0%
Cost of restaurant sales:
   Food and beverage.............              34.7                34.3                    34.4                 34.1
   Labor and benefits............              29.0                28.5                    28.7                 28.4
   Occupancy and other...........              21.9                18.0                    20.7                 18.6
   Pre-opening expenses.........                1.7                 1.3                     0.9                  1.3
                                              -----               -----                   -----               ------
   Total cost of restaurant sales              87.3                82.1                    84.7                 82.4

Depreciation and amortization.....              6.3                 6.5                     6.0                  6.2
General and administrative........              6.1                 6.0                     6.1                  5.8
                                              -----               -----                   -----               ------
   Total operating expenses.......             99.7                94.6                    96.8                 94.4
                                              -----               -----                   -----               ------

   Operating income .............                .3                 5.4                     3.2                  5.6

Other income (expense):
   Interest expense, net.........              (1.8)               (2.1)                   (1.7)                (1.9)
   Equity in net (loss) of
     affiliates .................               0.0                (0.1)                    0.0                  0.0
                                              -----               -----                   -----               ------

     Total other (expense).......              (1.8)               (2.2)                   (1.7)                (1.9)
                                              -----               -----                   -----               ------

Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle........              (1.5)                3.2                     1.5                  3.7

Income taxes (benefit)...........              (0.0)                0.0                     0.0                  --
                                              -----               -----                   -----               ------

Income (loss) before cumulative
  effect of change in accounting
  principle......................              (1.5)                3.2                     1.5                  3.7

Cumulative effect of change in
  accounting principle...........               0.0                 0.0                    (1.3)                 0.0
                                              -----               -----                   -----               ------

     Net income (loss)...........              (1.5)%               3.2%                    0.2%                 3.7%
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

     Total revenues. Total revenues increased $4.2 million, or 14.8%, from $28.3 million for the fiscal year 1999 second quarter to $32.5 million for the fiscal year 2000 second quarter. This increase is primarily attributable to sales generated at the 12 new restaurants opened by the Company since the end of the fiscal year 1999 second quarter and the inclusion of 100% of sales from both Kendall and North Palm Beach this current fiscal quarter. Sales at comparable stores for the fiscal year 2000 second quarter decreased 3.2% compared with sales in the fiscal year 1999 second quarter. This was due, in large part, to lower than expected sales for the current year quarter because of severe tropical storms that swept across Florida and other southeastern states. These storms, hurricane Floyd and tropical storm Irene, caused closures of a significant number of Roadhouse Grill restaurants in the affected areas (in some cases up to four days) due to mandatory evacuations, power outages and significant flooding. In addition to the actual closure of restaurants, normal activities of the population base from which the Company draws its dining guests changed dramatically in the affected storm areas prior to and after the storms. This also had a negative impact on the Company's sales in fiscal year 2000 second quarter. The dollar amount of lost sales due to the storms is indeterminable. The number of restaurants included in the same store sales base for the fiscal year 2000 second quarter was 42. Twenty-four of these restaurants were located in Florida and 11 restaurants were located in other southeastern states.

     Food and beverage. Food and beverage costs increased $1.6 million, or 16.4%, to $11.3 million in the fiscal year 2000 second quarter from $9.7 million in the fiscal year 1999 second quarter. This increase is primarily attributable to the opening and operating of 12 new restaurants since the end of fiscal year 1999 second quarter and the operations of both Kendall and North Palm Beach. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 second quarter. Beef costs were approximately 11% higher than what the Company paid for similar products in early calendar year 1999. As a percentage of sales, food and beverage costs increased by 0.4 percentage points to 34.7% for the fiscal year 2000 second quarter from 34.3% for the fiscal year 1999 second quarter.

     Labor and benefits. Labor and benefits costs increased $1.3 million to $9.4 million in the fiscal year 2000 second quarter, or 16.8%, from $8.1 million in the fiscal year 1999 second quarter. The increase is primarily due to the opening and operating of 12 new restaurants since the end of fiscal year 1999 second quarter and the operations of both Kendall and North Palm Beach. As a percentage of sales, labor and benefits costs increased by 0.5 percentage points to 29.0% for the fiscal year 2000 second quarter from 28.5% for the fiscal year 1999 second quarter. This percentage increase is principally due to the fixed nature of the cost of restaurant management labor and lower than expected sales as previously described. This resulted in a percentage increase in labor and benefits over the prior year comparable period.

     Occupancy and other. Occupancy and other costs increased $2.0 million to $7.1 million in the fiscal year 2000 second quarter, or 39.8%, from $5.1 million in the fiscal 1999 second quarter. The increase is primarily due to the opening and operating of 12 new restaurants since the end of fiscal year 1999 second quarter and the operations of both Kendall and North Palm Beach. As a percentage of sales, occupancy and other costs increased by 3.9 percentage points from 18.0% for the fiscal year 1999 second quarter to 21.9% for the fiscal year 2000 second quarter. This increase is due, in part, to increased marketing costs during the fiscal year 2000 second quarter compared to the fiscal year 1999 second quarter. In addition, due to the fixed nature of occupancy and other costs and lower than expected sales as previously described, occupancy and other costs as a percentage of sales were higher than the prior year comparable period.

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

     Interest expense. Interest expense increased $11,000 to $596,000 in the fiscal year 2000 second quarter from $585,000 in the fiscal year 1999 second quarter.
                                      -10-

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

     The Company incurred an income tax benefit of $13,000 due to the fiscal year 2000 second quarter loss and incurred a $8,000 income tax expense in the fiscal year 1999 second quarter, representing state income tax and alternative minimum tax benefits and expense, respectively.

TWENTY-SIX WEEKS ENDED OCTOBER 24, 1999 ("FIRST SIX MONTHS OF FISCAL YEAR 2000") COMPARED TO TWENTY-SIX WEEKS ENDED OCTOBER 25, 1998 ("FIRST SIX MONTHS OF FISCAL YEAR 1999")

     Total revenues. Total revenues increased $10.4 million, or 18.0%, from $57.4 million in the first six months of fiscal year 1999 to $67.8 million in the first six months of fiscal year 2000. This increase is primarily attributable to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and sales from three new restaurants that were only open and operating part of the first six months of fiscal year 1999. Sales at comparable stores for the first six months of fiscal year 2000 decreased 1.1% compared with sales in the first six months of fiscal year 1999. This was due, in large part, to lower than expected sales during the fiscal year 2000 second quarter as previously described.

     Food and beverage. Food and beverage costs amounted to $23.3 million in the first six months of fiscal year 2000, an increase of $3.7 million, or 19.1%, from $19.6 million in the same period last year. This increase is primarily due to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and the operation of three new restaurants that were only open and operating part of the first six months of fiscal year 1999. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 first and second quarters. Beef costs were approximately 11% higher than what the Company paid for similar products in early calendar year 1999. As a percentage of sales, food and beverage increased by 0.3 percentage points to 34.4% for the first six months of fiscal year 2000 from 34.1% for the first six months of fiscal year 1999.

     Labor and benefits. Labor and benefits costs increased $3.1 million to $19.4 million in the first six months of fiscal year 2000, or 19.1%, from $16.3 million in the first six months of fiscal year 1999. The increase is primarily due to the opening and operating of 12 new restaurants opened since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and three new restaurants that were only open and operating part of the first six months of fiscal year 1999. As a percentage of sales, labor and benefits costs increased by 0.3 percentage points to 28.7% for the first six months of fiscal year 2000 from 28.4% for the first six months of fiscal year 1999. The increase was primarily due to the fixed nature of the cost of restaurant management labor and lower than expected sales in the fiscal year 2000 second quarter as previously described. This resulted in a percentage increase in labor and benefits over the prior year comparable period.

     Occupancy and other. Occupancy and other costs increased $3.3 million to $14.1 million in the first six months of fiscal year 2000, or 31.8%, from $10.7 million in the first six months of fiscal year 1999. The increase is primarily due to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of both Kendall and North Palm Beach and three new restaurants that were only open and operating part of the first six months of fiscal year 1999. As a percentage of sales, occupancy and other costs increased by 2.1 percentage points from 18.5% for the first six months of fiscal year 1999 to 20.6% for the first six months of fiscal year 2000. This increase is due, in part, to increased marketing costs during the first six months of fiscal year 2000 compared to the first six months of fiscal year 1999. In addition, due to the fixed nature of occupancy and other costs and lower than expected sales in the fiscal year 2000 second quarter as previously described, occupancy and other costs as a percentage of sales were higher than the prior year comparable period.

     Pre-opening expenses. Pre-opening expenses decreased $155,000 to $576,000 in the first six months of fiscal year 2000, or 21.2%, from $731,000 in the first six months of fiscal year 1999. The decrease is associated with the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the fiscal year 2000 first quarter. Pre-opening expenses in the first six months of fiscal year 2000 were primarily costs associated with the opening of four new restaurants during that period.

     Depreciation and amortization. Depreciation and amortization increased $537,000 to $4.1 million in the first six months of fiscal year 2000, or 15.1%, from $3.6 million in the first six months of fiscal year 1999. The increase is primarily due to the opening and operating of 12 new restaurants since the end of the fiscal year 1999 second quarter, the operations of Kendall and three new restaurants that were only open and operating part of the first six months of fiscal year 1999. As a percentage of sales, depreciation and amortization decreased by 0.2 percentage points from 6.2% for the first six months of fiscal year 1999 to 6.0% for the first six months of fiscal year 2000.

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

     Income tax expense of $10,000 and $17,000 in the first six months of fiscal year 2000 and the first six months of fiscal year 1999, respectively, represents state income tax and alternative minimum tax.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($13.4 million at October 24, 1999). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

                                                 ROADHOUSE GRILL, INC.
                                                     (Registrant)







 /s/ Ayman Sabi                         President, Chief Executive Officer          August 13, 2001
 -----------------------------------    and Director
 Ayman Sabi                             (Principal Executive Officer)





 /s/ Glenn E. Glasshagel                Chief Financial Officer                     August 13, 2001
-------------------------------------   (Principal Financial Officer
 Glenn E. Glasshagel                    and Principal
                                        Accounting Officer)



                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

21.0     Subsidiaries of the Registrant.*

10.57    Revolving Loan Agreement with FINOVA Capital Corporation.*

10.58    Promissory Note with First Union National Bank.*

--------------
* Previously filed