Form 10-Q/A
period 2000-01-23
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

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

                              ROADHOUSE GRILL, INC.
                                   FORM 10-Q/A
                      THIRTEEN WEEKS ENDED JANUARY 23, 2000

                                      INDEX


                                                                                                          Page No.
                                                                                                          --------
PART I.   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Note A):

                  Condensed Consolidated Balance Sheets as of January 23, 2000
                       and April 25, 1999 (unaudited)...................................................      2

                  Condensed Consolidated Statements of Income for the Thirteen Weeks and
                      Thirty-Nine Weeks Ended January 23, 2000 and January 24, 1999
                      (Unaudited).......................................................................      3

                  Condensed Consolidated Statement of Changes in Shareholders' Equity
                       for the Thirty-Nine Weeks Ended January 23, 2000 (Unaudited) ....................      4

                  Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
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


NOTE A:

         As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of January 23, 2000 and the results for the thirteen weeks and thirty-nine weeks ended January 23, 2000 and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       January 23, 2000 and April 25, 1999
                     ($ in thousands, except per share data)
                                   (Unaudited)


                                                                             January 23,     April 25,
                                                                                2000            1999
                                                                             -----------     ---------
                                                                            (As restated)  (As restated)

                                 ASSETS
Current assets:
   Cash and cash equivalents .........................................        $    998        $    975
   Accounts receivable ...............................................             696           1,279
   Inventory .........................................................           1,402           1,181
   Pre-opening costs, net ............................................              --           1,125
   Prepaid expenses ..................................................           1,964             992
                                                                              --------        --------
     Total current assets ............................................           5,060           5,552

Note receivable ......................................................             167             167
Property & equipment, net ............................................          89,225          77,821
Intangible assets, net of accumulated amortization of $392 and $227 at
January 23, 2000 and April 25, 1999, respectively ....................           2,269           2,031
Other assets .........................................................           3,033           3,157
Deferred tax assets, net .............................................           2,513           2,244
                                                                              --------        --------

      Total assets ...................................................        $102,267        $ 90,972
                                                                              ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................        $  7,981        $  4,692
  Accrued expenses ...................................................           6,481           4,621
  Short-term note payable ............................................           1,000              --
  Current portion of long-term debt ..................................           1,082           1,047
  Current portion of capitalized lease obligations ...................           1,610           1,593
                                                                              --------        --------
      Total current liabilities ......................................          18,154          11,953

Long-term debt .......................................................          22,647          18,458
Capitalized lease obligations ........................................          11,107          10,340
                                                                              --------        --------

     Total liabilities ...............................................          51,908          40,751
Commitments and contingencies (Note 3) ...............................              --              --

Shareholders' equity:
Common stock $0.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of January 23, 2000
  and April 25, 1999 .................................................             291             291
Additional paid-in-capital ...........................................          50,039          50,039
Retained earnings ....................................................              29            (109)
                                                                              --------        --------

      Total shareholders' equity .....................................          50,359          50,221
                                                                              --------        --------
      Total liabilities and shareholders' equity .....................        $102,267        $ 90,972
                                                                              ========        ========


     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Thirteen Weeks and Thirty-Nine Weeks Ended
                     January 23, 2000 and January 24, 1999
                     ($ in thousands, except per share data)
                                   (Unaudited)

                                                Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                             --------------------------     -------------------------
                                             January 23,    January 24,     January 23,   January 24,
                                                2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
                                             (As restated) (As restated)    (As restated) (As restated)

Total revenues ...........................   $    35,917     $   28,846    $   103,690    $    86,261

Cost of restaurant sales:
   Food and beverage .....................        12,171          9,486         35,492         29,067
   Labor and benefits ....................        10,707          8,100         30,106         24,391
   Occupancy and other ...................         7,709          5,178         21,763         15,840
   Pre-opening expenses ..................           749            298          1,325          1,028
                                             -----------    -----------    -----------    -----------
   Total cost of restaurant sales ........        31,336         23,062         88,686         70,326

Depreciation and amortization ............         2,162          1,894          6,254          5,450
General and administrative expenses ......         1,890          1,623          6,004          4,952
                                             -----------     ----------    -----------    -----------
   Total operating expenses ..............        35,388         26,579        100,944         80,728
                                             -----------     ----------    -----------    -----------
   Operating income ......................           529          2,267          2,746          5,533

Other income (expense):
   Interest expense, net .................          (544)          (544)        (1,721)        (1,626)
   Equity in net (loss) of affiliates ....            --             --             --             (3)
                                             -----------    -----------    -----------    -----------
     Total other (expense) ...............          (544)          (544)        (1,721)        (1,629)
                                             -----------    -----------    -----------    -----------

     Income (loss) before taxes and
      cumulative effect of change in
      accounting principle ...............           (15)         1,723          1,025          3,904
Income tax expense .......................             0             14             10             32
                                              ----------     ----------    -----------    -----------
     Income (loss) before cumulative effect
       of change in accounting principle ..          (15)         1,709          1,015          3,872
Cumulative effect of change in accounting
   principle (net of tax benefit of $248)             --             --           (877)            --
                                              -----------    ----------    -----------    -----------

Net income (loss).........................    $      (15)    $    1,709    $       138    $     3,872
                                              ===========    ==========    ===========    ===========

Basic net income per common share:
   Basic income (loss) before cumulative
     effect of change in accounting
     principle ...........................   $        --     $     0.18    $      0.10    $      0.41
   Cumulative effect of change in
     accounting principle ................            --             --          (0.09)            --
                                             -----------     ----------    -----------    -----------
Basic net income (loss) per common
     share ...............................   $        --     $     0.18    $      0.01    $      0.41
                                             ===========     ==========    ===========    ===========
Diluted net income per common share:
   Diluted income (loss) before cumulative
     effect of change in accounting
     principle ...........................   $        --     $     0.17    $      0.10    $      0.40
   Cumulative effect of change in
     accounting principle ................            --             --          (0.09)            --
                                             -----------     ----------    -----------    -----------
Diluted net income (loss) per common
   share .................................   $        --     $     0.17    $      0.01    $      0.40
                                             ===========     ==========    ===========    ===========
Weighted-average common shares outstanding     9,708,741      9,708,741      9,708,741      9,480,894
                                             ===========     ==========    ===========    ===========
Weighted-average common shares and share
   equivalents outstanding - assuming
   dilution ..............................     9,779,825      9,801,463      9,787,751      9,606,097
                                             ===========     ==========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Thirty-Nine Weeks Ended January 23, 2000
                                ($ in thousands)
                                   (Unaudited)


                                       Common Stock              Additional
                                --------------------------         Paid-in         Retained
                                  Shares           Amount          Capital         Earnings           Total
                                ---------        ---------       ----------        ---------         ---------
                                                                                 (As restated)     (As restated)
Balance April 25, 1999 .        9,708,741        $     291        $  50,039        $    (109)        $  50,221

Net income .............               --               --               --              138               138
                                ---------        ---------        ---------        ---------         ---------
Balance January 23, 2000        9,708,741        $     291        $  50,039        $      29         $  50,359
                                =========        =========        =========        =========         =========




     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Thirty-Nine Weeks Ended January 23, 2000 and January 24, 1999
                                ($ in thousands)
                                   (Unaudited)


                                                                 January 23,       January 24,
                                                                    2000              1999
                                                                 -----------       -----------
                                                                (As restated)     (As restated)
Cash flows from operating activities
   Net income ............................................        $    138         $  3,872
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization .......................           6,254            6,478
     Equity in net loss of affiliate .....................              --                3
     Cumulative effect of change in accounting principle .           1,125               --
     Deferred tax benefit ................................            (269)              --

   Changes in assets and liabilities:
     (Increase) in accounts receivable ...................            (213)            (266)
     (Increase) in inventory .............................            (221)             (66)
     (Increase) in pre-opening costs .....................              --             (817)
     (Increase) in prepaid expense .......................            (972)          (1,912)
     (Increase) decrease in other assets .................              63              242
     Increase (decrease) in accounts payable .............           3,289             (611)
     Increase (decrease) in accrued expenses .............           1,860           (1,467)
                                                                  --------         --------

       Net cash provided by operating activities .........          11,054            5,456

Cash flows from investing activities
   Dividends received from affiliate .....................              --               93
   Advances to affiliates, net ...........................              --                9
   Payments for intangibles ..............................            (404)             (20)
   Acquisition of restaurant, net of cash acquired .......              --           (1,359)
   Proceeds from payment on note receivable from affiliate              --            1,000
   Proceeds from payment on notes receivable .............              --              128
   Proceeds from leasing transactions ....................          11,435              861
   Purchase of property and equipment ....................         (26,128)          (7,994)
                                                                  --------         --------
       Net cash used in investing activities .............         (15,097)          (7,282)

Cash flows from financing activities
   Issuance of common stock ..............................              --               15
   Proceeds from short-term note payable .................           1,000               --
   Proceeds from long-term debt ..........................           5,000              846
   Repayments of long-term debt ..........................            (776)            (510)
   Payments on capital lease obligations .................          (1,158)            (882)
                                                                  --------         --------
       Net cash provided by (used in) financing activities           4,066             (531)

Increase (decrease) in cash and cash equivalents .........              23           (2,357)
Cash and cash equivalents at beginning of period .........             975            3,555
                                                                  --------         --------
Cash and cash equivalents at end of period ...............        $    998         $  1,198
                                                                  ========         ========
Supplementary disclosures:
   Interest paid .........................................        $  2,144         $  1,886
                                                                  ========         ========
   Income taxes paid .....................................        $    910         $  1,793
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

         The results of operations for the thirteen weeks and thirty-nine weeks ended January 23, 2000 are not necessarily indicative of the results for the entire fiscal year ending April 30, 2000 ("fiscal year 2000"). See also Note A of the Index to this report on Form 10Q/A.

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

2. RESTATEMENTS

         Restatement of the balance sheet as of January 23, 2000 and the results of operations for the thirteen and thirty-nine weeks ended January 23, 2000 consisted of the following adjustments: An increase to occupancy expense of $278,000 and $465,000 to record the accrual for property tax and rent offset by decreases in advertising and legal expense for the thirteen weeks and thirty-nine weeks ended January 23, 2000, respectively; a decrease to labor and benefits expense of $28,000 for payroll for the thirty-nine weeks ended January 23, 2000; an increase to amortization expense of $49,000 for the thirty-nine weeks ended January 23, 2000; a reduction to income taxes expense of $60,000 and $324,000 for the thirteen weeks and thirty-nine weeks ended January 23, 2000, respectively, as a result of the above adjustments; and a reduction in the cumulative effect of change in accounting principle of $76,000 for the thirty-nine weeks ended January 23, 2000. The net impact of the restatement described above decreased net income for the thirteen weeks and thirty-nine weeks ended January 23, 2000 by $218,000 and $86,000 or $0.02 and $0.01 per
basic and diluted earnings per share, respectively.

         Restatement of the results of operations for the thirteen and thirty-nine weeks ended January 24, 1999 consisted of the following adjustments: an increase in occupancy and other expense of $43,000 and $110,000 to record the accrual for property tax and rent for the thirteen weeks and thirty-nine weeks ended January 24, 1999, respectively, and a reduction in income tax expense of $35,000 and $102,000 for the thirteen weeks and thirty-nine weeks ended January 24, 1999, respectively, as a result of the above adjustments. The net impact of the restatement described above decreased net income for the thirteen weeks and thirty-nine weeks ended January 24, 1999 by $8,000 or $0.01 and $0 per the thirteen weeks and thirty-nine weeks ended January 24, 1999 by $8,000 or $0.01 and $0 per diluted earnings per share, respectively. There was no effect on basic earnings per share.

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

4. ADOPTION OF NEW ACCOUNTING STANDARDS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 as an expense within the statements of income in the amount of $877,000, net of income tax benefit. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

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


                                     Thirteen Weeks Ended January 23, 2000              Thirty-nine Weeks Ended January 23, 2000
                                 ----------------------------------------------        ------------------------------------------
                                      Net Loss          Shares          Amount         Net Income         Shares         Amount
                                 -----------------     ---------        -------        ----------       ---------        --------
                                                            ($ in thousands, except per share data)
                                                                        (As restated)
BASIC EPS
Net (loss) income available
  to common shareholders ....        $     (15)        9,708,741        $    --        $     138        9,708,741        $   0.01

EFFECT OF DILUTIVE SECURITIES
Stock options ...............               --            71,084             --               --           79,010              --
                                     ---------         ---------        -------        ---------        ---------        --------

DILUTED EPS .................        $     (15)        9,779,825        $    --        $     138        9,787,751        $   0.01
                                     =========         =========        =======        =========        =========        ========




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

                                     Thirteen Weeks Ended January 24, 1999              Thirty-nine Weeks Ended January 24, 1999
                                 ----------------------------------------------        ------------------------------------------
                                     Net Income         Shares          Amount         Net Income         Shares         Amount
                                 -----------------     ---------        -------        ----------       ---------        --------
                                                            ($ in thousands, except per share data)
                                                                        (As restated)
BASIC EPS
Net income available
  to common shareholders ....        $   1,709        9,708,741        $   0.18      $   3,872        9,480,894        $   0.41

EFFECT OF DILUTIVE SECURITIES
Stock options ...............               --           92,722           (0.01)            --           78,019           (0.01)

Convertible debt ............               --               --              --             --           47,184              --
                                     ---------        ---------        --------      ---------        ---------        --------
DILUTED EPS .................        $   1,709        9,801,463        $   0.17      $   3,872        9,606,097        $   0.40
                                     =========        =========        ========      =========        =========        ========



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Restatement: The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect adjustments recorded to previously reported results of operations for the thirteen and thirty-nine-week period ended January 23, 2000 and January 24, 1999. See Note 2 to the condensed consolidated financial statements for a discussion of these adjustments.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of income data expressed as a percentage of total revenues.


                                                    Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                            ------------------------------------  -----------------------------------
                                            January 23, 2000    January 24, 1999  January 23, 2000   January 24, 1999
                                            ----------------    ----------------  ----------------   ----------------
Total revenues                                    100.0%             100.0%             100.0%             100.0%
Cost of restaurant sales:
   Food and beverage                               33.9               32.9               34.2               33.7
   Labor and benefits                              29.8               28.1               29.0               28.3
   Occupancy and other                             21.5               17.9               21.0               18.4
   Pre-opening expenses                             2.0                1.0                1.3                1.2
                                                -------            -------            -------            -------
   Total cost of restaurant sales                  87.2               79.9               85.5               81.6

Depreciation and amortization                       6.0                6.6                6.0                6.3
General and administrative                          5.3                5.6                5.8                5.7
                                                -------            -------            -------            -------
   Total operating expenses                        98.5               92.1               97.3               93.6
                                                -------            -------            -------            -------
   Operating income                                 1.5                7.9                2.7                6.4

Other income (expense):

   Interest expense, net                           (1.5)              (1.9)              (1.7)              (1.9)


Income before income taxes
  and cumulative effect of change in
  accounting principle                              0.0                6.0                1.0                4.5

Income taxes                                        0.0                0.1                0.0                0.0
                                                -------            -------            -------            -------

Income before cumulative effect
  of change in accounting principle                 0.0                5.9                1.0                4.5

Cumulative effect of change in
  accounting principle                              0.0                0.0               (0.9)               0.0
                                                -------            -------            -------            -------
     Net income                                     0.0%               5.9%               0.1%               4.5%
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

     TOTAL REVENUES. Total revenues increased $7.1 million, or 24.5%, from $28.8 million for the fiscal year 1999 third quarter to $35.9 million for the fiscal year 2000 third quarter. This increase is primarily attributable to sales generated at the 15 new restaurants opened by the Company since the end of the fiscal year 1999 third quarter and the inclusion of 100% of sales from North Palm Beach this current fiscal quarter. Sales at comparable stores for the fiscal year 2000 third quarter decreased 2.8% compared with sales in the fiscal year 1999 third quarter. The average number of restaurants included in the same store sales base for the fiscal year 2000 third quarter was 45.

     FOOD AND BEVERAGE. Food and beverage costs increased $2.7 million, or 28.3%, to $12.2 million in the fiscal year 2000 third quarter from $9.5 million in the fiscal year 1999 third quarter. This increase is primarily attributable to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of North Palm Beach. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 third quarter. As a percentage of sales, food and beverage costs increased by 1.0 percentage points to 33.9% for the fiscal year 2000 third quarter from 32.9% for the fiscal year 1999 third quarter. Beef prices moderated substantially in the latter part of the fiscal year 2000 third quarter. This moderation in prices should have a favorable impact on the Company's food costs in future periods. Also food costs were higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), food costs as well as other operating costs are higher than costs in more mature restaurant operations.

     LABOR AND BENEFITS. Labor and benefits costs increased $2.6 million to $10.7 million in the fiscal year 2000 third quarter, or 32.2%, from $8.1 million in the fiscal year 1999 third quarter. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of North Palm Beach. As a percentage of sales, labor and benefits costs increased by 1.78 percentage points to 29.8% for the fiscal year 2000 third quarter from 28.10% for the fiscal year 1999 third quarter. The labor percentage was higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $2.5 million to $7.7 million in the fiscal year 2000 third quarter, or 48.9%, from $5.2 million in the fiscal 1999 third quarter. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of North Palm Beach. As a percentage of sales, occupancy and other costs increased by 3.6 percentage points from 17.90% for the fiscal year 1999 third quarter to 21.5% for the fiscal year 2000 third quarter. This increase is due primarily to increased marketing costs during the fiscal year 2000 third quarter compared to the fiscal year 1999 third quarter.

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

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $267,000 to $1.9 million in the fiscal year 2000 third quarter, or 16.5%, from $1.6 million in the fiscal year 1999 third quarter. As a percentage of sales, general and administrative costs were 5.3% of sales for the fiscal year 2000 third quarter compared to 5.6% in the prior year comparable period.

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

     TOTAL REVENUES. Total revenues increased $17.4 million, or 20.2%, from $86.3 million in the first nine months of fiscal year 1999 to $103.7 million in the first nine months of fiscal year 2000. This increase is primarily attributable to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter, the operation of North Palm Beach and sales from five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. Sales at comparable stores for the first nine months of fiscal year 2000 decreased 1.7% compared with sales in the first nine months of fiscal year 1999. The average number of restaurants included in the same store sales base for the first nine months of fiscal year 2000 was 43.

     FOOD AND BEVERAGE. Food and beverage costs amounted to $35.5 million in the first nine months of fiscal year 2000, an increase of $6.4 million, or 22.1%, from $29.1 million in the same period last year. This increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter, the operation of North Palm Beach and the operation of five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. In addition, the Company incurred higher than expected beef costs in the fiscal year 2000 second and third quarters. As a percentage of sales, food and beverage increased by 0.5 percentage points to 34.2% for the first nine months of fiscal year 2000 from 33.7% for the first nine months of fiscal year 1999. Beef prices moderated substantially in the latter part of the fiscal year 2000 third quarter. This moderation in prices should have a favorable impact on the Company's food costs in future periods. Also, food costs were higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), food costs as well as other operating costs are higher than costs in more mature restaurant operations.

     LABOR AND BENEFITS. Labor and benefits costs increased $5.7 million to $30.1 million in the first nine months of fiscal year 2000, or 23.4%, from $24.4 million in the first nine months of fiscal year 1999. The increase is primarily due to the opening and operating of 15 new restaurants opened since the end of the fiscal year 1999 third quarter, the operations of North Palm Beach and five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. As a percentage of sales, labor and benefits costs increased by 0.78 percentage points to 29.0% for the first nine months of fiscal year 2000 from 28.3% for the first nine months of fiscal year 1999. The labor percentage was higher due, in part, to the fact that eight of the 15 new restaurants opened since the end of the fiscal year 1999 third quarter were opened in the last four months, October 1999 through January 2000. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $6.0 million to $21.8 million in the first nine months of fiscal year 2000, or 37.4%, from $15.8 million in the first nine months of fiscal year 1999. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter, the operations of North Palm Beach and five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. As a percentage of sales, occupancy and other costs increased by 2.6 percentage points from 18.4% for the first nine months of fiscal year 1999 to 21.0% for the first nine months of fiscal year 2000. This increase is primarily due to increased marketing costs during the first nine months of fiscal year 2000 compared to the first nine months of fiscal year 1999.

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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $804,000 to $6.3 million in the first nine months of fiscal year 2000, or 14.8%, from $5.5 million in the first nine months of fiscal year 1999. The increase is primarily due to the opening and operating of 15 new restaurants since the end of the fiscal year 1999 third quarter and the operations of five new restaurants that were only open and operating part of the first nine months of fiscal year 1999. As a percentage of sales, depreciation and amortization decreased by 0.3 percentage points from 6.3% for the first nine months of fiscal year 1999 to 6.0% for the first nine months of fiscal year 2000.

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

     The Company's capital expenditures aggregated approximately $26.1 million for the thirty-nine weeks ended January 23, 2000 and $8.0 million for the thirty-nine weeks ended January 24, 1999, substantially all of which were used to open Roadhouse Grill restaurants.

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

     As is common in the restaurant industry, the Company has generally operated with negative working capital ($13.1 million at January 23, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

21.0      Subsidiaries of the Registrant.*

------------

* Previously filed