Form 10-K405/A
period 2000-04-30
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION


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


                         COMMISSION FILE NUMBER: 0-28930

                              ROADHOUSE GRILL, INC.
           -----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              FLORIDA                                   65-0367604
----------------------------------        -------------------------------------
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

                  2703-A GATEWAY DRIVE, POMPANO BEACH, FL 33069
           -----------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

================================================================================

                              ROADHOUSE GRILL, INC.

                                   FORM 10-K/A
                        FISCAL YEAR ENDED APRIL 30, 2000

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I

Item 1.    Business................................................................................     1

Item 2.    Properties..............................................................................    10

Item 3.    Legal Proceedings.......................................................................    11

Item 4.    Submission of Matters to a Vote of Security Holders.....................................    11

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters...................    12

Item 6.    Selected Financial Data (Note A)........................................................    13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations (Note A).....................................................................    15

Item 8.    Financial Statements and Supplementary Data (Note A)....................................    26

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial
           Disclosure..............................................................................    26

PART III

Item 10.   Directors and Executive Officers of the Registrant......................................    27

Item 11.   Executive Compensation..................................................................    29

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................    30

Item 13.   Certain Relationships and Related Transactions..........................................    32

PART IV

Item 14.   Financial Statements and Exhibits (Note A)..............................................    34

Signatures ........................................................................................    39

Note A

As discussed in Note 2 of the consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of its review of its accounting records with respect to historical financial statements.

The Company believes that the balance sheets as of April 30, 2000 and April 25, 1999 and the results for the fifty-three weeks ended April 30, 2000 and the fifty-two weeks ended April 25, 1999 presented herein are in accordance with generally accepted accounting principles.

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

         The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq National Market:

                                              HIGH                LOW
                                             ------              ------
                   FISCAL  1999

                   First Quarter             $6.31                $4.19
                   Second Quarter             5.13                 2.75
                   Third Quarter              6.25                 3.63
                   Fourth Quarter             6.19                 4.25

                   FISCAL 2000

                   First Quarter              6.88                 5.75
                   Second Quarter             6.25                 5.00
                   Third Quarter              6.19                 3.69
                   Fourth Quarter             5.88                 3.88

                   FISCAL 2001

                   First Quarter              6.19                 4.00
                   Through July 28, 2000

On July 28, 2000, the last reported sales price of the common stock on the Nasdaq National Market was $4.69.

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

         As a result of a review of its accounting records relating to various expenses, the selected financial data for fiscal years ended April 30, 2000 and April 25, 1999 have been restated. The selected financial data and the accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect the restatement. See Note 2 to the Consolidated Financial Statements for a discussion of the restatement.

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          (Unaudited)
                                                                              17 Weeks      17 Weeks
                                                                (Unaudited)     Ended        Ended
                                      Fiscal        Fiscal        Fiscal      April 26,     April 27,       Fiscal        Fiscal
STATEMENT OF OPERATIONS DATA:          2000          1999        1998 (1)      1998 (1)      1997 (1)      1997 (1)      1996 (1)
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                  (As restated) (As restated)
Total revenues                      $  148,897    $  121,067    $  100,508    $   37,803    $   30,395    $   93,115    $   62,711

Cost of restaurant sales:
   Food and beverage                    50,268        40,606        34,002        12,487        10,360        31,876        22,045
   Labor and benefits                   43,512        33,969        29,232        10,340         8,957        27,849        19,748
   Occupancy and other                  30,067        23,089        19,001         7,499         5,191        16,692        12,084
   Pre-opening expenses                  2,387         1,318         1,822           520           719         2,021         1,027
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
     Total cost of restaurant
       sales                           126,234        98,982        84,057        30,846        25,227        78,438        54,904

Depreciation and amortization            8,560         7,351         5,672         2,145         1,454         4,981         3,136
General and administrative
  expenses                               8,241         6,766         6,645         2,210         1,773         6,208         4,471
Impairment of long-lived assets             --            --         1,120            --            --         1,120            --
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
     Total operating expenses          143,035       113,099        97,494        35,201        28,454        90,747        62,511
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------

Operating income                         5,862         7,968         3,014         2,602         1,941         2,368           200

Other income (expense):
   Interest expense, net                (2,301)       (2,210)       (1,924)         (719)         (347)       (1,552)       (1,296)
   Equity in income (loss) of
     affiliates                             --            (3)           90            57            29            62           206
   Loss on sale of investment in
     affiliate                              --            --          (611)           --            --          (611)           --
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
     Total other expense                (2,301)       (2,213)       (2,445)         (662)         (318)       (2,101)       (1,090)
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
     Income (loss) before income
        taxes and cumulative
        effect of change in
        accounting principle             3,561         5,755           569         1,940         1,623           267          (890)
     Income tax expense                     78            47           216            81            40           175            --
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
     Income (loss) before
        cumulative change in
        accounting principle             3,483         5,708           353         1,859         1,583            92          (890)
     Cumulative effect of change
        in accounting principle
        (net of tax benefit
        of $248)                          (877)           --            --            --            --            --            --
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Net income (loss)                   $    2,606    $    5,708    $      353    $    1,859    $    1,583    $       92    $     (890)
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========

Basic net income (loss) per
  common share:
   Basic income before
     cumulative effect of change
     in accounting principle        $     0.36    $     0.60    $     0.04    $     0.20    $     0.17    $     0.01    $    (0.18)
   Cumulative effect of change
     in accounting principle              (0.9)           --            --            --            --            --            --
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Basic net income (loss) per
  common share:                     $     0.27    $     0.60    $     0.04    $     0.20    $     0.17    $     0.01    $    (0.18)
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========

Diluted net income (loss) per
  common share:
   Diluted income before
     cumulative effect of change
     in accounting principle        $     0.36    $     0.59    $     0.04    $     0.20    $     0.17    $     0.01    $    (0.18)
   Cumulative effect of change in
     accounting principle                (0.09)           --            --            --            --            --            --
                                    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Diluted net income (loss) per
  common share                      $     0.27    $     0.59    $     0.04    $     0.20    $     0.17    $     0.01    $    (0.18)
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========

Weighted average common shares
  outstanding                        9,708,741     9,536,631     9,305,408     9,305,408     9,305,408     9,305,408     4,909,894
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========

Weighted average common shares
  and share equivalents
  outstanding-assuming dilution      9,792,019     9,668,469     9,315,139     9,326,642     9,315,307     9,305,408     4,909,894
                                    ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1) Certain balances have been reclassified to conform to the fiscal year 2000 and 1999 presentation.

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (As restated)

                                                                                       (Unaudited)
                                                                           17 Weeks      17 Weeks
                                                           (Unaudited)      Ended         Ended
                                 Fiscal         Fiscal        Fiscal       April 26,     April 27,   Fiscal    Fiscal
Balance Sheet Data:               2000           1999          1998          1998          1997       1997      1996
                                ---------      --------    -----------     ---------    ----------- --------  --------
Working capital (deficit)       $ (17,111)     $ (6,401)     $ (6,020)     $ (6,020)     $(10,932)  $ (6,042) $ (5,761)

Total assets                      104,414        90,972        80,036        80,036        67,870     75,359    67,262

Long-term debt and due to
  related parties,
  including current portion        25,661        19,505        19,095        19,095        12,850     18,115    13,657

Obligations under capital
  leases, including
  current portion                   6,479        11,933         7,542         7,542         4,186      7,908     4,271
Total shareholders' equity      $  52,827      $ 50,221      $ 42,998      $ 42,998      $ 42,549   $ 41,139  $ 40,944

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

         The Company has determined that its audited financial statements as of and for the fiscal years ended April 30, 2000 and April 25, 1999, and the related unaudited quarterly financial statements for those periods were inaccurate and required the following adjustments: for fiscal year 2000, an increase in occupancy and other expense for property tax, rent, advertising and legal, an increase in labor and benefits for insurance and payroll; an increase in depreciation and amortization; a decrease in the cumulative effect of change in accounting principle; and a decrease in income tax expense; and for fiscal 1999, an increase in occupancy and other expense for property tax, rent, advertising and legal; an increase in labor and benefits for insurance and payroll and a reduction in income tax expense.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the Company's previously reported financial results for fiscal years 2000 and 1999. The Company amended Form 10-Ks for fiscal years 2000 and 1999 and amended Form 10-Qs for the fiscal 2000 and 1999 quarters containing the restated financial statements simultaneously with this report.

         The Company's revenues are derived primarily from the sale of food and beverages. In fiscal year 2000, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 89% and 11%, respectively, of total restaurant sales in fiscal year 2000, respectively. Franchise and management fees during fiscal year 1999 accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed. During first quarter of fiscal year 2000, the Company adopted the provisions of Statement of Position 98-5. "Reporting for the Costs of Start-up Activities", which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The cumulative effect of the change was $877,000, net of taxes. Pre-opening costs consist of direct costs related to hiring and training the initial work force and other direct costs associated with opening a new restaurant. During fiscal year 2000, pre-opening costs incurred in connection with the opening of 15 Company-owned restaurants averaged approximately $130,000.

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

         STATEMENTS OF OPERATIONS DATA:

                                                                                          17 Weeks      17 Weeks
                                                                                           Ended         Ended
                                                  Fiscal        Fiscal        Fiscal      April 26,     April 27,      Fiscal
                                                   2000          1999          1998         1998          1997          1997
                                                  ------        ------        ------      ---------     ---------      ------
                                             (As restated)  (As restated)
Total revenues                                     100.0%        100.0%        100.0%        100.0%        100.0%        100.0%
Cost of Company restaurant sales:
   Food and beverage                                33.8          33.5          33.8          33.0          34.1          34.2
   Labor and benefits                               29.2          28.1          29.1          27.4          29.5          29.9
   Occupancy and other                              20.2          19.1          19.0          19.8          17.1          17.9
   Pre-opening expenses                              1.6           1.1           1.8           1.4           2.4           2.2
                                                  ------        ------        ------        ------        ------        ------
      Total cost of Company restaurant sales        84.8          81.8          83.7          81.6          83.1          84.2

Depreciation and amortization                        5.7           6.1           5.6           5.7           4.8           5.3
General and administrative                           5.5           5.5           6.6           5.8           5.8           6.7
Impairment of long-lived assets                       --            --           1.1            --            --           1.2
                                                  ------        ------        ------        ------        ------        ------
   Total operating expenses                         96.0          93.4          97.0          93.1          93.7          97.4

   Operating income (loss)                           4.0           6.6           3.0           6.9           6.3           2.6
Total other (expense)                               (1.5)         (1.8)         (2.4)         (1.8)         (1.0)         (2.3)
                                                  ------        ------        ------        ------        ------        ------

Income (loss) before taxes and cumulative
  effect of change in accounting principle           2.5           4.8           0.6           5.1           5.3           0.3
Income tax expense                                   0.1           0.1           0.2           0.2           0.1           0.2
                                                  ------        ------        ------        ------        ------        ------
Income (loss) before cumulative effect of
  change in accounting principle                     2.4           4.7           0.4           4.9           5.2           0.1
Cumulative effect of change in accounting
  principle (net of tax benefit of $269)             0.6            --            --            --            --            --
                                                  ------        ------        ------        ------        ------        ------

Net income (loss)                                    1.8%          4.7%          0.4%          4.9%          5.2%          0.1%
                                                  ======        ======        ======        ======        ======        ======
RESTAURANT DATA:

Company-owned restaurants:
   Beginning of period                                53            43            34            42            31            31
   Opened                                             19            10            10             2             3            11
                                                  ------        ------        ------        ------        ------        ------
   End of period                                      72            53            44            44            34            42
Franchised restaurants                                 3             3             3             3             3             3
Licensed restaurants                                   0             1            --            --            --            --
                                                  ------        ------        ------        ------        ------        ------
Total restaurants                                     75            57            47            47            37            45
                                                  ======        ======        ======        ======        ======        ======

         FIFTY-THREE WEEKS ENDED APRIL 30, 2000 ("FISCAL YEAR 2000") COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 25, 1999 ("FISCAL YEAR 1999")

         RESTAURANTS OPEN. At April 30, 2000 there were 72 Company-owned restaurants open, including the Kendall Roadhouse Grill ("Kendall") restaurant and the North Palm Beach Roadhouse Grill ("North

Palm Beach") restaurant. On July 12, 1999, the Company terminated its licensing agreement for North Palm Beach and began operating the location as a Company-owned restaurant. At April 25, 1999, there were 53 Company-owned restaurants, including the Kendall restaurant. On August 14, 1998 the Company purchased the remaining 50% equity interest outstanding in Kendall. The 19 new restaurants opened during fiscal year 2000 represent a 35.8% increase in the number of Company-owned restaurants from the end of fiscal year 1999 to the end of fiscal year 2000.

         TOTAL REVENUES. Total revenues increased $27.8 million, or 23.0%, to $148.9 million for fiscal year 2000 from $121.1 million for fiscal year 1999. This increase is primarily attributable to sales generated at the 19 new restaurants opened by the Company since the end of fiscal year 1999 and the full year operations of the 10 new restaurants opened in fiscal year 1999 that were open and operating only partially during fiscal year 1999. At the end of fiscal year 2000, the Company operated 35 Company-owned restaurants in Florida. A restaurant is considered comparable after its first 18 months of operation.

         FOOD AND BEVERAGE. Food and beverage costs increased $9.6 million, or 23.8%, during fiscal year 2000 to $50.3 million from $40.6 million in fiscal year 1999. The increase is primarily attributable to the opening and operating of 19 new restaurants since the end of fiscal year 1999 and the full year of operations of the 10 new restaurants opened in fiscal year 1999 that were open and operating only partially during that fiscal year. As a percentage of total revenues, food and beverage costs were comparable for both periods presented.

         LABOR AND BENEFITS. Labor and benefits costs increased $9.5 million to $43.5 million in fiscal year 2000, or 28.1%, from $34.0 million in fiscal year 1999. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 1999 as well as the full year of operations of the 10 restaurants opened during fiscal year 1999 that were open and operating only partially during that fiscal year. However, as a percentage of sales, labor and benefits costs increased by 1.1 percentage points to 29.2% for fiscal year 2000 from 28.1% for fiscal year 1999. The increase is due to the implementation of the Company's "extreme service" program. This implementation caused an increase in store level labor costs.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $7.0 million to $30.0 million in fiscal year 2000, or 30.2%, from $23.1 million in fiscal year 1999. The increase is primarily due to the operation of 19 new restaurants opened since the end of fiscal year 1999 and the full year of operations of the 10 new restaurants opened during fiscal year 1999 that were open and operating only partially during that fiscal year. As a percentage of sales, occupancy and other costs increased by 1.1 percentage points to 20.2% for fiscal year 2000 from 19.1% for fiscal year 1999. The increase as a percentage of revenue is due to additional rent expense for new locations and an increase in utilities expense due to higher fuel costs.

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

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million to $8.6 million in fiscal year 2000, or 16.4%, from $7.4 million in fiscal year 1999. The increase is primarily due to the operation of 19 new restaurants opened since the end of fiscal year 1999 and the full year of operations of the 10 new restaurants opened in fiscal year 1999 that were open and operating only partially during that fiscal year. As a percentage of sales, depreciation and amortization decreased by 0.4 percentage points to 5.7% for fiscal year 2000 from 6.1% for fiscal year 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased $1.5 million to $8.2 million in fiscal year 2000, or 21.8%, from $6.8 million in fiscal year 1999. As a percentage of sales, general and administrative costs were comparable for both periods presented.

         TOTAL OTHER INCOME (EXPENSE). Total other income (expense) increased $88,000 in expense to $2.3 million in fiscal year 2000, or 4.0%, from $2.2 million in fiscal year 1999. The increase is due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of fiscal year 1999.

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

         FIFTY-TWO WEEKS ENDED APRIL 25, 1999 ("FISCAL YEAR 1999") COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 26, 1998 ("FISCAL YEAR 1998")

         RESTAURANTS OPEN. At April 25, 1999 there were 53 Company-owned restaurants open, including the Kendall restaurant. On August 14, 1998, the Company purchased the remaining 50% equity interest outstanding in Kendall. At April 26, 1998, there were 44 Company-owned restaurants, excluding Kendall and the Boca restaurant, which were owned by limited liability companies in which the Company held 50% ownership interest. (In December 1997, the Company sold its ownership interest in Boca.) The 10 new restaurants opened during fiscal year 1999 represent a 20.5% increase in the number of Company-owned restaurants from the end of fiscal year 1998 to the end of fiscal year 1999.

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

         OCCUPANCY AND OTHER. Occupancy and other costs increased $4.1 million to $23.1 million in fiscal year 1999, or 21.5%, from $19.0 million in fiscal year 1998. The increase is primarily due to the operation of 10 new restaurants opened since the end of fiscal year 1998 and the full year of operations of the 10 new restaurants opened during fiscal year 1998 that were open and operating only partially during that fiscal year. As a percentage of sales, occupancy and other costs increased by 0.1 percentage point from 19.0% for fiscal year 1998 to 19.1% for fiscal year 1999. Partially affecting the increase in occupancy and other costs as a percentage of total revenues was an increase in marketing and advertising costs in fiscal year 1999. As a percentage of total revenues, marketing and advertising costs rose to 3.3% in fiscal year 1999 compared to 2.1% of total revenues in fiscal year 1998.

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

         TOTAL OTHER INCOME (EXPENSE). Total other income (expense) decreased $232,000 in expense to $2.2 million in fiscal year 1999, or 9.5%, from $2.4 million in fiscal year 1998. During fiscal year 1998 third quarter, the Company incurred a loss of $611,000 on the sale of the Boca Raton, Florida restaurant. The decrease is offset by additional interest expense on additional debt incurred due to the development and opening of 10 new restaurants since the end of fiscal year 1998.

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

         TOTAL REVENUES. Total revenues increased $7.4 million, or 24.4%, from $30.3 million for the stub period 1997 to $37.8 million for the stub period 1998. The increase was primarily attributable to the operation of 10 new restaurants opened since the end of the stub period 1997. Sales at comparable stores were up 0.2% reversing a three-year period of declines. This positive trend resulted from a media advertising campaign launched in February 1998. In the comparable period of 1997, advertising expenditures had been curtailed.

         FOOD AND BEVERAGE. Food and beverage costs as a percentage of sales decreased by 1.1 percentage points to 33% for the stub period 1998 from 34.1% for the stub period 1997. This decrease was primarily due to improved management of such costs in field operations as well as corporate management and to food and bar cost models designed to improve margins through reduced costs.

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

         The Company's capital expenditures aggregated approximately $32.5 million and $14.6 million in fiscal year 2000 and 1999, respectively, primarily for new restaurant expansions.

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

         As is common in the restaurant industry, the Company has generally operated with negative working capital ($17.1 million at April 30, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                             Long-term
                                                      Annual Compensation                                Compensation Awards
                             ----------------------------------------------------------------------     ---------------------
  Name and Principal                                                                  Other Annual      Securities Underlying
      Position               Year(1)            Salary              Bonus             Compensation           Options/SAR's
  ------------------         -------           --------            --------          --------------     ---------------------
Ayman Sabi                     2000            $409,153                  --            $ 67,848(4)                  --
Director, President            1999             373,846            $120,000                  --                 15,000
And Chief Executive            1998             117,692                  --                  --                195,000
Officer                        1997                  --                  --            $ 60,000(2)               5,000

Mark Scobee                    2000            $139,422                  --                  --                     --
Vice President of              1999             118,546            $ 30,000                  --                 10,000
Operations                     1998              33,412                  --                  --                     --
                               1997              89,915                  --                  --                 10,000

Glenn E. Glasshagel            2000            $155,769                  --                  --                     --
Chief Financial                1999              84,015                  --                  --                     --

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

                                                                          Percent Ownership
Name of Beneficial Owner                     Amount Beneficially Owned    of Common Stock
------------------------                     -------------------------    ----------------
Vincent Tan (1)                                      6,055,466                 62.3%

Ayman Sabi (2)                                         218,000                  2.2%

Philip Friedman (3)                                     25,000                   *

Phillip Ratner (4)                                      25,000                   *

Mark Scobee (5)                                         28,833                   *

Alain K.K. Lee (6)                                      30,000                   *

Martin Bernholz (7)                                     83,300                   *

All executive officers and directors as a            6,465,599                 63.9%
group (seven persons) (8)

--------------

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

    Name of Beneficial Owner                   Shared Beneficially Owned    Percent Ownership
Berjaya Group (Cayman) Limited (1)                     6,035,466                 62.2%

Dr. Christian F. Horn (2)                                567,922                  5.9%

Cupertino Ventures Partnership III, L.P. (2)             551,256                  5.7%

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

         1. Consolidated Financial Statements (See Note A to the Form 10-K/A Index)

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

         2.       Financial Statement Schedules

                  Financial Statement Schedules are listed in the accompanying "Index to Financial Statements" on Page F-1.

         3.       Exhibits

                  The exhibits filed with or incorporated by reference in this report are as follows:

                                INDEX TO EXHIBITS

         The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. The exhibits indicated by (+) have been previously filed with the Company's 10-K/A.

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

                  21.1+    Subsidiaries of the Registrant

                  23.1     Consent of Independent Certified Public Accountants

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


           Signatures                                  Title                                  Date
           ----------                                  -----                                  ----
          /s/ Ayman Sabi                    President, Chief Executive                  August 14, 2001
------------------------------------        Officer and Director
         Ayman Sabi                         (Principal Executive Officer)


         /s/ Harry Rosenfeld                Chief Financial Officer                     August 14, 2001
------------------------------------        (Principal Financial Officer
         Harry Rosenfeld                    and Principal Accounting Officer)


                                            Chairman of the Board
------------------------------------        of Directors
         Vincent Tan


                                            Director
------------------------------------
         Philip Friedman


          /s/ Phillip Ratner                Director                                    August 14, 2001
------------------------------------
         Phillip Ratner


         /s/ Alain K.K. Lee                 Director                                    August 14, 2001
------------------------------------
         Alain K.K. Lee

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

Consolidated Statements of Changes in Shareholders' Equity for the Fifty-Three
         Weeks Ended April 30, 2000, the Fifty-Two Weeks Ended April 25, 1999,
         the Seventeen Weeks Ended April 26, 1998, and the Fifty-Two Weeks Ended
         December 28, 1997 .........................................................................       F-5

Consolidated Statements of Cash Flows for the Fifty-Three Weeks Ended April 30,
         2000, the Fifty-Two Weeks Ended April 25, 1999, the Seventeen Weeks
         Ended April 26, 1998, and the Fifty-Two Weeks Ended December 28, 1997
         ...........................................................................................       F-6

Notes to Consolidated Financial Statements .........................................................       F-7

Note A:
         As discussed in Note 2 of the consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheets as of April 30, 2000 and April 25, 1999 and the results for the fifty-three weeks ended April 30, 2000, the fifty-two weeks ended April 25, 1999, the seventeen weeks ended April 26, 1998 and the fifty-two weeks ended December 28, 1997 presented herein are in accordance with generally accepted accounting principles.

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

As discussed in Note 2, the accompanying consolidated balance sheets as of April 30, 2000 and April 25, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fifty-three weeks ended April 30, 2000 and the fifty-two weeks ended April 25, 1999 have been restated.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for pre-opening costs in 2000.

KPMG LLP

June 16, 2000, except as to Note 2 which is as of August 1, 2001
Miami, Florida

                              ROADHOUSE GRILL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        April 30, 2000 and April 25, 1999

                     ($ in thousands, except per share data)


                                                                                           April 30,           April 25,
                                                                                             2000                1999
                                                                                         -------------       --------------
                                                                                         (As restated)       (As restated)
                                 Assets

Current assets:
  Cash and cash equivalents ....................................................            $    378            $    975
  Accounts receivable ..........................................................                 741               1,279
  Inventory ....................................................................               1,622               1,181
  Pre-opening costs, net .......................................................                  --               1,125
  Prepaid expenses .............................................................               2,127                 992
                                                                                            --------            --------
     Total current assets ......................................................               4,868               5,552

Note receivable ................................................................                  84                 167
Property & equipment, net ......................................................              92,204              77,821
Intangible assets, net of accumulated amortization of $386
  and $227 at April 30, 2000 and April 25, 1999, respectively ..................               2,227               2,031
Deferred tax assets, net .......................................................               2,394               2,244
Other assets ...................................................................               2,637               3,157
                                                                                            --------            --------

      Total assets .............................................................            $104,414            $ 90,972
                                                                                            ========            ========

            Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .............................................................            $ 11,666            $  4,692
  Accrued expenses .............................................................               7,781               4,621
  Current portion of long-term debt ............................................               1,252               1,047
  Current portion of capital lease obligations .................................               1,280               1,593
                                                                                            --------            --------
      Total current liabilities ................................................              21,979              11,953

Long-term debt .................................................................              24,409              18,458
Capital lease obligations ......................................................               5,199              10,340
                                                                                            --------            --------

     Total liabilities .........................................................              51,587              40,751

Shareholders' equity:

  Common stock $0.03 par value. Authorized 30,000,000
      shares; issued and outstanding 9,708,741 shares as of
      April 30, 2000 and April 25, 1999 ........................................                 291                 291
  Preferred stock $.01 par value. Authorized 10,000,000 shares;
      issued and outstanding 0 shares as of April 30, 2000
      and April 25, 1999........................................................                  --                  --
  Additional paid-in capital ...................................................              50,039              50,039
  Retained earnings (deficit)...................................................               2,497                (109)
                                                                                            --------            --------

      Total shareholders' equity ...............................................              52,827              50,221

      Total liabilities and shareholders' equity ..............................             $104,414            $ 90,972
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
              1998, and the Fifty-Two Weeks Ended December 28, 1997

                     ($ in thousands, except per share data)



                                                          April 30, 2000   April 25, 1999    April 26, 1998   December 28, 1997
                                                          --------------   --------------    --------------   ----------------
                                                           (As restated)   (As restated)
TOTAL REVENUES ......................................      $   148,897       $   121,067       $    37,803       $    93,115
Cost of restaurant sales:
   Food and beverage ................................           50,268            40,606            12,487            31,876
   Labor and benefits ...............................           43,512            33,969            10,340            27,849
   Occupancy and other ..............................           30,067            23,089             7,499            16,692
   Pre-opening expenses .............................            2,387             1,318               520             2,021
                                                           -----------       -----------       -----------       -----------

   Total cost of restaurant sales ...................          126,234            98,982            30,846            78,438


Depreciation and amortization .......................            8,560             7,351             2,145             4,981
General and administrative ..........................            8,241             6,766             2,210             6,208
Impairment of long-lived assets .....................               --                --                --             1,120
                                                           -----------       -----------       -----------       -----------

    Total operating expenses ........................          143,035           113,099            35,201            90,747
                                                           -----------       -----------       -----------       -----------

   Operating income .................................            5,862             7,968             2,602             2,368


Other income (expense):
   Interest expense, net ............................           (2,301)           (2,210)             (719)           (1,552)
   Equity in net income of affiliates ...............               --                (3)               57                62
   Loss on sale of investment in affiliate ..........               --                --                --              (611)

                                                           -----------       -----------       -----------       -----------

        Total other (expense) .......................           (2,301)           (2,213)             (662)           (2,101)
                                                           -----------       -----------       -----------       -----------
        Income  before taxes and cumulative
           effect of change in accounting principle .            3,561             5,755             1,940               267

Income tax expense ..................................               78               47                81               175
                                                           -----------       -----------       -----------       -----------
        Income before cumulative effect of
          change in accounting principle ............            3,483             5,708             1,859                92

Cumulative effect of change in accounting
   principle (net of tax benefit of $248) ...........             (877)               --                --                --
                                                           -----------       -----------       -----------       -----------

Net Income ..........................................      $     2,606       $     5,708       $     1,859       $        92
                                                           ===========       ===========       ===========       ===========

Basic net income per common share:
   Basic income before cumulative
      effect of change in accounting principle ......      $      0.36       $      0.60       $      0.20       $      0.01
   Cumulative effect of change in accounting
      principle .....................................            (0.09)               --                --                --

                                                           -----------       -----------       -----------       -----------
Basic net income per common share ...................      $      0.27       $      0.60       $      0.20       $      0.01
                                                           ===========       ===========       ===========       ===========
Diluted net income per common share:
   Diluted income before cumulative effect of
      change in accounting principle ................      $      0.36       $      0.59       $      0.20       $      0.01
   Cumulative effect of change in accounting
      principle .....................................            (0.09)               --                --                --
                                                           -----------       -----------       -----------       -----------
Diluted net income per common share .................      $      0.27       $      0.59       $      0.20       $      0.01
                                                           ===========       ===========       ===========       ===========
Weighted-average common shares outstanding ..........        9,708,741         9,536,631         9,305,408         9,305,408
                                                           ===========       ===========       ===========       ===========
Weighted-average common shares and share
   equivalents outstanding-assuming dilution ........        9,792,019         9,668,469         9,326,642         9,305,408
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

                                ($ in thousands)



                                        Common Stock               Preferred Stock         Additional
                                   -----------------------     -----------------------      Paid-in-      Retained
                                     Shares        Amount       Shares         Amount       Capital        Earnings        Total
                                   ---------     ---------     ---------     ---------     ----------   -------------  -----------
                                                                                                        (As restated)  (As restated)
Balance December 29, 1996 ....     9,305,408     $     279            --            --     $  48,433     $  (7,768)     $  40,944
   Deferred compensation .....            --            --            --            --           103            --            103
   Net income ................            --            --            --            --            --            92             92
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance December 28, 1997 ....     9,305,408           279            --            --        48,536        (7,676)        41,139
   Net income ................            --            --            --            --            --         1,859          1,859
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance April 26, 1998 .......     9,305,408           279            --            --        48,536        (5,817)        42,998
   Stock options exercised ...         3,333            --            --            --            15            --             15
   Conversion of debt
   to equity .................       400,000            12            --            --         1,488            --          1,500
   Net income ................            --            --            --            --            --         5,708          5,708
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance April 25, 1999 .......     9,708,741           291            --            --        50,039          (109)        50,221
   Net income ................            --            --            --            --            --         2,606          2,606
                                   ---------     ---------     ---------     ---------     ---------     ---------      ---------

Balance April 30, 2000 .......     9,708,741     $     291            --     $      --     $  50,039     $   2,497      $  52,827
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

                                ($ in thousands)


                                                  April 30,     April 25,     April 26,    December 28,
                                                    2000          1999          1998          1997
                                                  --------      --------      --------     ------------
                                             (As restated)  (As restated)
Cash flows from operating activities
   Net income ...............................     $  2,606      $  5,708      $  1,859      $     92
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation and amortization ..........        8,560         8,669         2,665         7,002
     Provision for bad debt .................           83            --            --            --
     Deferred tax expense (benefit) .........         (170)       (1,823)         (421)           --
     Non-cash compensation expense ..........           --            --            --           103
     Equity in net income (loss) of affiliate           --             3           (57)          (62)
     Cumulative effect of change in
       accounting principle .................        1,125            --            --            --
     Impairment of long-lived assets ........           --            --            --         1,120
     Loss on sale of restaurant .............           --            --            --           611
     Changes in assets and liabilities:
     Decrease (increase) in accounts
       receivable ...........................          538        (1,037)          (80)           79
     (Increase) in inventory ................         (441)         (208)           (9)         (116)
     (Increase) in pre-opening costs ........           --        (1,476)         (383)       (1,618)
     (Increase) decrease in prepaid expenses        (1,135)         (450)          273          (237)
     Decrease (increase) in other assets ....          520           361          (478)       (1,911)
     Increase (decrease) in accounts payable         6,974          (166)        1,097        (1,486)
     Increase (decrease) increase in accrued
       expenses .............................        3,160          (928)        1,108         1,361
                                                  --------      --------      --------      --------
       Net cash provided by operating
         activities .........................       21,820         8,653         5,574         4,938
                                                  --------      --------      --------      --------
Cash flows from investing activities
   Dividends received from affiliate ........           --            93            70            58
   Advances to affiliates, net ..............           --             9             9           (41)
   Payments for intangibles .................         (404)          (20)           (5)          (31)
   Acquisition of restaurant, net of cash
     acquired ...............................           --        (1,359)           --            --
   Note from related party for borrowed funds           --            --        (1,000)           --
   Issuance of promissory note ..............           --            --          (100)           --
   Payment received from note from related
     party ..................................           --         1,000            --            --
   Payment received from notes receivable ...           --           128            26            75
   Proceeds from sale-leaseback transactions         5,700         2,787            --         4,287
   Purchase of property and equipment .......      (32,500)      (14,592)       (5,595)      (15,193)
   Deposit on Kendall restaurant acquisition            --            --            --          (400)
   Capital contribution to affiliate ........           --            --            --           (25)
                                                  --------      --------      --------      --------
       Net cash used in investing activities       (27,204)      (11,954)       (6,595)      (11,270)
                                                  --------      --------      --------      --------
Cash flows from financing activities
   Repayment of amount due to related party .           --            --        (1,500)       (2,000)
   Proceeds from long-term debt .............        7,196         2,651         2,880        15,000
   Repayment of long-term debt ..............       (1,039)         (741)         (171)       (8,542)
   Payments on capital lease obligations ....       (1,370)       (1,204)         (366)         (650)
   Proceeds from issuance of common stock ...           --            15            --            --
                                                  --------      --------      --------      --------
       Net cash provided by financing
         activities .........................        4,787           721           843         3,808
                                                  --------      --------      --------      --------

Decrease in cash and cash equivalents .....           (597)       (2,580)         (178)       (2,524)
Cash and cash equivalents at beginning of
  year ......................................          975         3,555         3,733         6,257
                                                  ========      ========      ========      ========
Cash and cash equivalents at end of year ....     $    378      $    975      $  3,555      $  3,733
                                                  ========      ========      ========      ========
Supplementary disclosures:
   Interest paid ............................     $  2,782      $  2,532      $    809      $  2,215
                                                  ========      ========      ========      ========
   Income taxes paid ........................     $    923      $  2,223      $     23      $    156
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

         (g)      PRE-OPENING COSTS

                  Pre-opening costs are costs incurred in the opening of new stores (primarily payroll costs). During first quarter of fiscal year 2000, the Company adopted the provisions of Statement of Position 98-5, "Reporting for the Costs of Start-up Activities", which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The cumulative effect of the change was $877,000, net of taxes.

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

          (k)      REVENUE RECOGNITION

                  Total revenues include sales at Company-owned restaurants, royalties received from restaurants operating under franchise agreements, revenues earned from the game rooms and vending machines in the restaurants, and fees earned under management agreements.

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

         Restatement of the balance sheet as of April 30, 2000 and the operating results for the fifty-three weeks then ended consist of the following adjustments: an increase in food and beverage expense of $287,000; an increase in occupancy and other expense of $1,057,000 to record additional accruals for property tax, rent, advertising and legal; an increase in labor and benefits expense of $312,000 to record insurance and payroll; an increase in depreciation and amortization of $49,000 to record additional amortization expense; a decrease in income tax expense of $723,000; and a reduction in the cumulative effect of change in accounting principle of $76,000. The net impact of the restatement described above resulted in a decrease in net income, basic and diluted earnings per share for the fifty-three weeks ended April 30, 2000 of $906,000 or $.10, and $.09 earnings per share, respectively.

         Restatement of the balance sheet as of April 25, 1999 and operating results for the fifty-two weeks then ended consist of the following adjustments: an increase of $414,000 in occupancy and other expense to record additional accruals for property tax, rent, advertising and legal; an increase in labor and benefits expense of $72,000 to record insurance and payroll expense; and a reduction in income tax expense of $186,000. The net impact of the restatement described above resulted in a decrease in net income and basic and diluted earnings per share for the fifty-two weeks ended April 25, 1999 of $300,000 and $0.03 per share.

         Retained deficit as of April 26, 1998 has been restated by $156,000. The impact of the $156,000 was not material to any prior periods, results of operations or financial condition.

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

(4)      PROPERTY AND EQUIPMENT

         Property and equipment, net consist of the following:



                                                                            ($ in thousands)
                                                                                                    Estimated
                                                       April 30, 2000         April 25, 1999       Useful Lives
                                                       --------------         --------------       -------------
                                                        (As restated)
Building ...................................              $  15,958             $  25,215             20 years
Land .......................................                 13,257                11,699                    -
Furniture and equipment ....................                 25,339                21,730            3-7 years
Leasehold improvements .....................                 56,015                34,816           7-20 years
                                                          ---------             ---------
                                                            110,569                93,460

Less: accumulated depreciation .............                (26,018)              (18,392)
                                                          ---------             ---------
                                                             84,551                75,068
Construction in progress ...................                  7,653                 2,753
                                                          =========             =========
                                                          $  92,204             $  77,821
                                                          =========             =========

         Included in property and equipment are buildings and equipment under capital leases of $9.7 million and $10.0 million at April 30, 2000 and April 25, 1999, respectively (see Note 5). The Company capitalized interest costs of approximately $416,000 and $120,000 during Fiscal Year 2000 and Fiscal Year 1999, respectively, with respect to qualifying construction projects.

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

                                                                          ($ in thousands)

                                                                  Seventeen            Fifty-two
                                                                    Weeks                Weeks
                                                                    Ended                Ended
           Summarized Income Statement Information:             April 26, 1998      December 28, 1997
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

(8)      LONG-TERM DEBT

         A summary of long-term debt, as of April 30, 2000 and April 25, 1999, respectively, follows:

                                                                                               ($ in thousands)

                                                                                            2000                1999
                                                                                           -------             ------
Loan payable to Finova Capital Corporation in the principal amount of $15.0 million; interest payable at 9.55%; principal and interest payable in equal consecutive monthly installments of $157,087 each through October 1, 2012 The facility consists of a 15-year term loan collateralized by real estate. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The remaining balance of $7.3 million, net of fees and other costs, was primarily used for expansion
of the Company's operations.                                                               $13,680             14,230

Loan payable to Finova Capital Corporation in the principal amount of $2.9 million; interest payable at 8.96%; principal and interest payable in equal consecutive monthly installments of $36,420 each through April 2008. The facility consists of a 10-year loan collateralized by personal property and fixtures at four Company owned-restaurants. The proceeds, net of fees and other
costs, were used primarily for expansion of the Company's operations.                        2,472              2,677

Note payable to First Union National Bank in the principal amount of $1.3 million; interest payable at one-month LIBOR rate plus 1.90%; principal and interest payable in consecutive monthly installments through March 1, 2004 The loan is a 5-year term loan collateralized by personal property and
fixtures at the Company's new corporate facility.                                            1,253              1,323

                                                                                            2000                1999
                                                                                           -------             ------
Master Security Agreement with Pacific Financial Company for three 5-year term loans in the principal amount of $1.3 million; interest payable at 10.74%;
principal and interest payable in equal consecutive monthly installments of
$26,356 through February 2004. There is a principal balloon payment of $132,400 due at the end of the term. The loans are collateralized by personal property
and fixtures at three Company-owned restaurants.                                             1,060              1,275

Loan payable to First Union National Bank in the principal amount of $1.0 million; principal and interest payable in consecutive monthly installments through May 1, 2010. The loan was originally short-term in nature, as a 120-day promissory note. However, this note was refinanced to a 10-year loan with the
interest payable at one-month LIBOR rate plus 1.75%.                                         1,000                 --

Working Capital Line of Credit payable to Finova Capital Corporation in the principal amount of $5 million; interest payable at prime rate plus 2%;
principal balloon payments of $1.0 million, $2.0 million, $1.0 million, and $1.0 million due November 15, 2001, October 28, 2001, December 9, 2001 and
January 13, 2002, respectively, interest payable on a monthly basis.                         5,000                 --

Note payable to Finova in the principal amount of $1.2 million; interest payable at 10.11%; principal and interest payable in equal consecutive monthly
installments of $14,366 through May 1, 2012.                                               $ 1,196                 --
                                                                                           -------            -------

Total long-term debt obligations                                                            25,661             19,505

Less current installments                                                                    1,252              1,047
                                                                                           -------            -------
Long-term debt, net of current installments                                                $24,409             18,458
                                                                                           =======            =======



     Annual maturities on notes payable as of April 30, 2000 are as follows:

                                             ($ in thousands)
           2001 ....................            $ 1,252
           2002 ....................              6,384
           2003 ....................              1,505
           2004 ....................              2,643
           2005 ....................              1,386
           Thereafter ..............             12,491
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

(9)      CAPITAL STOCK

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

(10)     STOCK OPTION PLANS

         A Stock Option Plan (the "Original Plan") was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees, and 516,666, shares of the Company's common stock were reserved for issuance pursuant to such plan at April 30, 2000, April 26, 1998 and December 28, 1997. These options vest over a three-year period from the date of grant and are exercisable for a period of ten years after grant. During 1997, the Company granted options to employees to purchase 173,000 shares of common stock at a price of $6.75 per share and certain directors options to purchase 15,000 shares of the Company's common stock at a price of $6.38 per share. During 1996, the Company granted options to employees to purchase 115,416 shares of common stock at a price of $10.80 per share and certain directors options to purchase 50,000 shares of the Company's common stock at a price ranging from $6.00 to $6.13 per share. The options were granted at fair market value.

         In February 1998, options were granted to the President and Chief Executive Officer, the general counsel and a consultant of the Company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. According to the terms of the agreement (the "Agreement"), these options vested as follows: 100,000 vested at the date of grant, 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $9.50 per share. The Agreement was later amended (effective as of the grant date) with respect to the vesting schedule and the general counsel and consultant became employees of the Company. According to the terms of the amended agreement, all the options vest at the date of grant. The options are exercisable for a period of ten years after grant. In addition, the Company granted options to purchase 15,000 shares of common stock, at $3.50 per share, to the family of Tan Kim Poh, deceased former Chairman of the Board of Directors of the Company. These options were all granted outside the Plan. No compensation expense was recorded as a result of these issuances during Fiscal Year 2000, Fiscal Year 1999 or the Stub Period 1998. The options were granted at fair market value.

         On December 16, 1998, the Company adopted the 1998 Omnibus Stock Option Plan (the "1998 Plan"). The 1998 Plan was adopted for employees, key executives and directors of the Company, and options to purchase 324,500 shares of common stock at an exercise price of $6.00 per share were granted by the Company. Of these options, 118,000 options vest over a three-year period from December 16, 1998, and are exercisable for a period of ten years after the date of grant. The remaining 206,500 options vest over a three-year period beginning on December 16, 1999, and are exercisable for a period of ten years after the date of grant. The Company did not recognize compensation expense related to the issuance of these options. The options were granted at fair market value.

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

                                                           ($ in thousands, except per share data)


                                            Fifty-Three         Fifty-Two           Seventeen            Fifty-Two
                                            Weeks Ended        Weeks Ended         Weeks Ended          Weeks Ended
                                           April 30, 2000     April 25, 1999      April 26, 1998      December 28, 1997
                                           --------------     --------------      --------------      -----------------
                                           (As restated)      (As restated)
Net income               As reported           $ 2,606           $  5,708           $  1,859              $     92
                         Pro forma               2,485              5,189              1,212                   (10)

Basic net income (loss)
   per share             As reported           $  0.27           $   0.60           $   0.20              $   0.01
                         Pro forma                0.26               0.54               0.13                  0.00

Diluted net income
  (loss) per share       As reported           $  0.27           $   0.59           $   0.20              $   0.01
                         Pro forma                0.25               0.54               0.13                  0.00

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

         Stock option activity during the periods indicated is as follows:

                                                          Number of     Weighted Average
                                                           Shares       Exercise Price
                                                           ------       --------------
         Balance at December 29, 1996................      544,740          7.52
              Granted................................      188,000          6.72
              Exercised..............................           --            --
              Forfeited..............................      (15,068)         6.86
              Expired................................      (18,349)         7.13

         Balance at December 28, 1997................      699,323          6.66
              Granted................................      315,000          3.50
              Exercised..............................           --            --
              Forfeited..............................      (24,331)         6.75
              Expired................................       (1,287)         7.14

         Balance at April 26, 1998...................      988,705          5.65
              Granted................................      324,500          6.00
              Exercised..............................       (3,333)         4.50
              Forfeited..............................      (52,352)         6.75
              Expired................................     (428,563)         6.66

         Balance at April 25, 1999...................      828,957          5.25
              Granted...............................        55,505          6.00
              Exercised..............................           --            --
              Forfeited..............................      (58,767)         6.27
              Expired................................           --            --

         Balance at April 30, 2000...................      825,695          5.24

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

(11)     INCOME TAXES

         Income tax expense for Fiscal Year 2000, Fiscal Year 1999, the Stub Period 1998 and Fiscal Year 1997 consists of the following:

                                                                              ($ in thousands)

                                                   April 30,           April 25,           April 26,         December 28,
                                                     2000                1999                 1998                1997
                                                   ---------           ---------           ---------         ------------
                                                 (As restated)        (As restated)
         Current:
            Federal ...................            $   (16)             $ 1,566             $   458             $   103
            State .....................                 (4)                 304                  44                  72
                                                   -------              -------             -------             -------
                                                       (20)               1,870                 502                 175
         Deferred:
            Federal ...................                 78               (1,777)               (421)                 --
            State .....................                 20                  (46)                 --                  --
                                                   -------              -------             -------             -------
                                                        98               (1,823)               (421)                 --
         Total income tax expense
            before tax benefit from
            cumulative effect of
            change in accounting
            principle .................            $    78              $    47             $    81             $   175
                                                   =======              =======             =======             =======
         Tax benefit from
            cumulative change in
            accounting principle ......               (248)                  --                  --                  --
                                                   =======              =======             =======             =======
         Total income tax expense .....            $  (170)             $    47             $    81             $   175
                                                   =======              =======             =======             =======

         The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:

                                                                                ($ in thousands)

                                                                          April 30,           April 25,
                                                                            2000                1999
                                                                          ---------           ---------
                                                                        (As restated)        (As restated)
         Deferred tax assets:
             Tax credit carryforwards ........................            $ 1,331             $   879
             Pre-opening expenses, differences principally
                 due to differences in amortization ..........                 --                 254
             Accrued workers' compensation ...................                130                 189
             Property and equipment ..........................                510               1,667
             Other ...........................................                599                 552
             Less: valuation allowance .......................                 --              (1,122)
                                                                          -------             -------
                                                                            2,570               2,419
         Deferred tax liabilities:

             Other ...........................................               (176)               (175)
                                                                          -------             -------
                                                                          $ 2,394             $ 2,244
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

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes), for Fiscal Year 2000 and Fiscal Year 1999 as follows:

                                                                       April 30,         April 25,
                                                                        2000               1999
                                                                      --------           --------
                                                                    (As restated)       (As restated)
         Income taxes at statutory rates ......................          34.00%             34.00%
         State and local taxes, net of federal tax benefit ....            .29%              2.95%
         FICA tip tax credit ..................................           4.18%              2.31%
         Utilization of tax credit carryforwards ..............         (12.29)%           (13.92)%
         Other items ..........................................           5.62%               0.1%
         Release of valuation allowance .......................         (29.61)%           (24.64)%
                                                                      --------           --------
                                                                          2.19%                .8%
                                                                      ========           ========


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

(17)     NET INCOME (LOSS) PER COMMON SHARE ("EPS")

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

                                                                    Fifty-two Weeks Ended April 30, 2000
                                                             --------------------------------------------------
                                                             Net Income             Shares               Amount
                                                             ----------            ---------            -------
                                                                    ($ in thousands, except per share data)
                                                                                 (As restated)

     BASIC EPS

     Net income available
     to common shareholders                                   $   2,606            9,708,741            $  0.27

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                                   --               83,278                 --
                                                              ---------            ---------            -------

     DILUTED EPS                                              $   2,606            9,792,019            $  0.27
                                                              =========            =========            =======

         Options to purchase 525,695 shares of common stock at a weighted average exercise price of $6.21 per share were outstanding during Fiscal Year 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 30, 2000.

                                                                     Fifty-two Weeks Ended April 25, 1999
                                                             ----------------------------------------------------
                                                             Net Income             Shares             Amount
                                                             ----------            ---------          ---------
                                                                     ($ in thousands, except per share data)
                                                                                   (As restated)

     BASIC EPS

     Net income available
     to common shareholders                                   $   5,708            9,536,631           $  0.60

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                                   --              131,838              (.01)
                                                              ---------            ---------           -------

     DILUTED EPS                                              $   5,708            9,668,469           $  0.59
                                                              =========            =========           =======

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

                                                                    Seventeen Weeks Ended April 26, 1998
                                                             --------------------------------------------------
                                                             Net Income             Shares              Amount
                                                             ----------            ---------           --------
                                                                    ($ in thousands, except per share data)
     BASIC EPS

     Net income available
     to common shareholders                                   $   1,859            9,305,408           $   0.20

     EFFECT OF DILUTIVE SECURITIES

     Stock options                                                   --               21,234                 --
                                                              ---------            ---------           --------

     DILUTED EPS                                              $   1,859            9,326,642           $   0.20
                                                              =========            =========           ========

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

(17)     QUARTERLY FINANCIAL DATA  (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for Fiscal Year 2000 and Fiscal Year 1999 with the quarters structured according to the new fiscal year:

                                                                       ($ in thousands, except per share data)
                                                       ---------------------------------------------------------------------
                                                        1ST QTR       2ND QTR        3RD QTR       4TH QTR        TOTAL YEAR
                                                       --------       --------       --------      --------      -----------
2000:
   Total revenues                                      $ 35,316       $ 32,457       $ 35,917      $ 45,207      $  148,897
   Operating income                                       2,111            110            529         3,112           5,862
   Income (loss) before cumulative effect of
      change in accounting principle                      1,503           (473)           (15)        2,468           3,483
   Cumulative effect of change in accounting
       principle                                           (877)            --             --            --            (877)
   Net income (loss)                                   $    626       $   (473)      $    (15)     $  2,468      $    2,606
   Basic net income (loss) per common share:
      Basic income (loss) before cumulative
         effect of change in accounting principle      $   0.15       $  (0.05)      $   0.00      $   0.25      $     0.36
      Cumulative effect of change in
         accounting principle                             (0.09)            --             --            --           (0.09)
   Basic net income (loss) per common share            $   0.06       $  (0.05)      $   0.00      $   0.25      $     0.27
   Diluted net income (loss) per common share:
      Diluted income (loss) before cumulative
         effect of change in accounting principle      $   0.15       $  (0.05)      $   0.00      $   0.25      $     0.36
      Cumulative effect of change in
         accounting principle                             (0.09)            --             --            --           (0.09)
   Diluted net income (loss) per common share          $   0.06       $  (0.05)      $   0.00      $   0.25      $     0.27

1999:
   Total revenues                                      $ 29,133       $ 28,282       $ 28,846      $ 34,806      $  121,067
   Operating income                                       1,727          1,540          2,267         2,434           7,968
   Pretax income                                          1,261            920          1,723         1,851           5,755
   Net income                                          $  1,251       $    912       $  1,709      $  1,836      $    5,708
   Basic net income per common share                   $   0.13       $   0.10       $   0.18      $   0.22      $     0.60
   Diluted net income per common share                 $   0.13       $   0.10       $   0.17      $   0.22      $     0.59