Form 10-Q/A
period 2000-07-30
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

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

                         Commission File Number: 0-28930

                              ROADHOUSE GRILL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                    65-0367604
 -------------------------------           -----------------------------------
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

                              ROADHOUSE GRILL, INC.
                                   FORM 10-Q/A
                       THIRTEEN WEEKS ENDED JULY 30, 2000



                                      INDEX


                                                                                                          Page No.
                                                                                                          --------

PART I.   FINANCIAL INFORMATION

ITEM 1.           Condensed CONSOLIDATED FINANCIAL STATEMENTS (Note A):

                  Condensed Consolidated Balance Sheets as of July 30, 2000
                      and April 30, 2000 (unaudited)......................................................    1

                  Condensed Consolidated Statements of Income for the Thirteen
                      Weeks Ended July 30, 2000 and July 25, 1999 (unaudited) ..........................      2

                  Condensed Consolidated Statement of Changes in Shareholders'
                       Equity for the Thirteen Weeks Ended July 30, 2000 (unaudited) ...................      3

                  Condensed Consolidated Statements of Cash Flows for the Thirteen
                      Weeks Ended July 30, 2000 and July 25, 1999 (unaudited) ..........................      4

                  Notes to Condensed Consolidated Financial Statements..................................      5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      7

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     12

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     12

SIGNATURES        ......................................................................................     13

EXHIBIT INDEX


Note A:

As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of a review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of July 30,2000 and the results for the thirteen weeks then ended and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 30, 2000 and April 30, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                                              July 30,        April 30,
                                                                                2000            2000
                                                                              --------        --------
                                                                           (As Restated)    (As Restated)
                                 ASSETS

Current assets:
  Cash and cash equivalents ..........................................        $    439        $    378
  Accounts receivable ................................................             721             741
  Inventory ..........................................................           1,640           1,622
  Prepaid expenses ...................................................           2,177           2,127
                                                                              --------        --------
     Total current assets ............................................           4,977           4,868

Note receivable ......................................................              --              84
Property & equipment, net ............................................          94,208          92,204
Intangible assets, net of accumulated amortization of $ $478 and $$435
  at July 30, 2000 and April 30, 2000, respectively ..................           2,233           2,227
Deferred tax assets, net .............................................           2,394           2,394
Other assets .........................................................           2,840           2,637
                                                                              --------        --------

      Total assets ...................................................        $106,652        $104,414
                                                                              ========        ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................        $  8,132        $ 11,666
  Accrued expenses ...................................................           6,577           7,781
Current portion of long-term debt ....................................           2,175           1,252
  Current portion of capitalized lease obligations ...................           1,474           1,280
                                                                              --------        --------
      Total current liabilities ......................................          18,358          21,979

Long-term debt .......................................................          28,335          24,409
Capitalized lease obligations ........................................           7,243           5,199
                                                                              --------        --------

     Total liabilities ...............................................          53,936          51,587

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  issued and outstanding 9,708,741 shares as of
  July 30, 2000 and April 30, 2000 ...................................             291             291
Additional paid-in-capital ...........................................          50,039          50,039
Retained earnings ....................................................           2,386           2,497
                                                                              --------        --------

      Total shareholders' equity .....................................          52,716          52,827
Commitments and contingencies (Note 3) ...............................              --              --
                                                                              --------        --------
      Total liabilities and shareholders' equity .....................        $106,652        $104,414
                                                                              ========        ========


     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the Thirteen Weeks Ended July 30, 2000 and July 25, 1999
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                           THIRTEEN WEEKS ENDED
                                                     ---------------------------------
                                                       July 30,            July 25,
                                                        2000                 1999
                                                     -----------           -----------
                                                    (As restated)         (As restated)
Total revenues ............................          $    41,420           $    35,316

Cost of restaurant sales:
   Food and beverage ......................               13,948                12,045
   Labor and benefits .....................               12,774                 9,986
   Occupancy and other ....................                8,243                 6,935
   Pre-opening expenses ...................                  918                    47
                                                     -----------           -----------
   Total cost of restaurant sales .........               35,883                29,013

Depreciation and amortization .............                2,352                 2,061
General and administrative expenses .......                2,686                 2,131
                                                     -----------           -----------
   Total operating expenses ...............               40,921                33,205
                                                     -----------           -----------

   Operating income .......................                  499                 2,111

Other expense:
   Interest expense, net ..................                  668                   581
                                                     -----------           -----------
        Income (loss) before taxes and
          cumulative effect of change
          in accounting principle .........                 (169)                1,530
Income tax expense (benefit) ..............                  (58)                   27
                                                     -----------           -----------
        Income (loss) before
          cumulative effect of
          change in accounting principle ..                 (111)                1,503
Cumulative effect of change in
  accounting principle (net of tax
  benefit of $248) ........................                   --                  (877)
                                                     -----------           -----------
Net income (loss) .........................          $      (111)          $       626
                                                     ===========           ===========

Basic net income (loss) per common share:
  Basic income (loss) before cumulative
    effect of change in accounting
    principle .............................          $     (0.01)          $      0.15
  Cumulative effect of change in
    accounting principle ..................                   --                 (0.09)
                                                     -----------           -----------
Basic net income (loss) per common
  share ...................................          $     (0.01)          $      0.06
                                                     ===========           ===========
Diluted net income (loss) per common share:
  Diluted income (loss) before
    cumulative effect of change in
    accounting principle ..................          $     (0.01)          $      0.15
  Cumulative effect of change in
    accounting principle ..................                   --                 (0.09)
                                                     -----------           -----------
Diluted net income (loss) per common
     share ................................          $     (0.01)          $      0.06
                                                     ===========           ===========
Weighted-average common shares
     outstanding ..........................            9,708,741             9,708,741
                                                     ===========           ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution ....................            9,708,741             9,874,688
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

                              ROADHOUSE GRILL, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Thirteen Weeks Ended July 30, 2000
                             (Dollars in thousands)
                                   (Unaudited)



                                       Common Stock                Additional
                                 ------------------------           Paid-in-          Retained
                                 Shares            Amount           Capital           Earnings        Total
                                 ------            ------         -----------         --------        -----
                                                                                  (As Restated)   (As Restated)
Balance April 30, 2000         9,708,741         $     291         $  50,039         $   2,497     $   52,827

Net loss .............                --                --                --              (111)          (111)
                               ---------         ---------         ---------         ---------       --------
Balance July 30, 2000          9,708,741         $     291         $  50,039         $   2,386     $   52,716
                               =========         =========         =========         =========       ========










     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Thirteen Weeks Ended July 30, 2000 and July 25, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  July 30,        July 25,
                                                                    2000            1999
                                                                  -------         -------
                                                              (As Restated)    (As Restated)
Cash flows from operating activities
   Net income (loss) .....................................        $  (111)        $   626
Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization .......................          2,352           2,061
     Cumulative effect of change in accounting principle .             --           1,125
     Deferred tax benefit ................................             --            (269)

   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ..........             20            (113)
     (Increase) in inventory .............................            (18)            (38)
     (Increase) in prepaid expense .......................            (50)           (182)
     (Increase) in other assets ..........................           (203)           (281)
     Increase (decrease) in accounts payable .............         (3,534)            277
     (Decrease) in accrued expenses ......................         (1,204)         (1,198)
                                                                  -------         -------
       Net cash (used in) provided by operating activities         (2,748)          2,008

Cash flows from investing activities
   Payments for intangibles ..............................             --            (394)
   Proceeds from payment on notes receivable .............             84              --
   Proceeds from sale-leaseback transactions .............          2,564           5,583
   Purchase of property and equipment ....................         (4,361)         (5,917)
                                                                  -------         -------
       Net cash provided by (used in) investing activities         (1,713)           (728)

Cash flows from financing activities
   Proceeds from borrowings on long-term debt ............          5,145              --
   Repayments of long-term debt ..........................           (297)           (266)
   Payments on capital lease obligations .................           (326)           (347)
                                                                  -------         -------

       Net cash provided by (used in) financing activities          4,522            (613)

Increase (decrease) in cash and cash equivalents .........             61             667
Cash and cash equivalents at beginning of period .........            378             975
                                                                  -------         -------
Cash and cash equivalents at end of period ...............        $   439         $ 1,642
                                                                  =======         =======
Supplementary disclosures:

   Interest paid .........................................        $   806         $   705
                                                                  =======         =======
   Income taxes paid .....................................        $   408         $   327
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

2.       RESTATEMENTS

         Restatement of the balance sheet as of July 30, 2000 and the results of operations for the thirteen weeks ended July 30, 2000 consisted of the following adjustments: decrease to occupancy expense of $148,000 to reduce the accrual for utilities and rent; decrease in amortization expense of $49,000; and an increase in income tax expense of $78,000 as a result of the above adjustments. In addition, the Company recorded a mortgage of $780,000 to purchase property as of July 30, 2000. The net impact of the restatement described above increased net income for the thirteen weeks ended July 30, 2000 by $119,000 or $.01 per basic and diluted earnings per share.

         Restatement of the results of operations for the thirteen weeks ended July 25, 1999 consisted of the following adjustments: a decrease to labor and benefits of $28,000 to reduce payroll accrual, a decrease to occupancy and other expense of $28,000 to reduce the accrual for advertising and legal offset by an increase in property tax and rent, an increase to amortization expense of $49,000, a reduction in the cumulative effect of the change in accounting principle of $76,000, and a reduction in income tax expense of $310,000 as a result of the above adjustments. The net impact of the restatement described above increased net income for the thirteen weeks ended July 25, 1999 by $393,000 or $0.04 basic and diluted earnings per share.

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

4.    PRE-OPENING COSTS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 in the amount of $877,000, net of income tax benefit. Thereafter, all such costs have been expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

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

6.       LEASES

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


                                      Thirteen Weeks Ended July 30, 2000
                                 --------------------------------------------
                                 Net Loss            Shares           Amount
                                 --------            ------           ------
                                (Dollars in thousands, except per share data)
                                                  (As restated)
BASIC EPS
Net loss available
  to common shareholders ....     $   (111)          9,708,741         $ (0.01)

EFFECT OF DILUTIVE SECURITIES
Stock options ...............            --                 --               --
                                  ---------          ---------         --------
DILUTED EPS .................     $   (111)          9,708,741         $ (0.01)
                                  =========          =========         ========



     Options to purchase 821,296 shares of common stock at a weighted-average exercise price of $5.22 per share were outstanding during the thirteen weeks ended July 30, 2000. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in anti-dilutive EPS.


                                        Thirteen Weeks Ended July 25, 1999
                                    -------------------------------------------
                                    Net Income          Shares           Amount
                                    ----------          ------           ------
                                   (Dollars in thousands, except per share data)
                                                     (As restated)
BASIC EPS
Net income available
  to common shareholders ....         $     626         9,708,741         $0.06

EFFECT OF DILUTIVE SECURITIES
Stock options ...............                --           165,947            --
                                      ---------         ---------         -----
DILUTED EPS .................         $     626         9,874,688         $0.06
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatements: The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect adjustments recorded to previously reported results of operations for the thirteen week periods ended July 30, 2000 and July 25, 1999. See Note 2 to the condensed consolidated financial statements for a discussion of these adjustments.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:

                                                    Thirteen Weeks Ended
                                              --------------------------------
                                              July 30, 2000      July 25, 1999
                                              -------------      -------------
                                              (As Restated)      (As Restated)

Total revenues .......................            100.0%             100.0%
Cost of restaurant sales:
   Food and beverage .................             33.7               34.1
   Labor and benefits ................             30.8               28.3
   Occupancy and other ...............             19.9               19.6
   Pre-opening expenses ..............              2.2                0.1
                                                  -----              -----
   Total cost of restaurant sales ....             86.6               82.1

Depreciation and amortization ........              5.7                5.8
General and administrative ...........              6.5                6.0
                                                  -----              -----
   Total operating expenses ..........             98.8               93.9
                                                  -----              -----

   Operating income ..................              1.2                6.1

Other expense:

   Interest expense, net .............              1.6                1.7


Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle ...............             (0.4)               4.4

Income tax expense (benefit) .........             (0.1)               0.1
                                                  -----              -----

Income (loss) before cumulative effect
  of change in accounting principle ..             (0.3)               4.3

Cumulative effect of change in
  accounting principle ...............              0.0               (2.5)
                                                  -----              -----

   Net income (loss) .................             (0.3)%              1.8%
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

         TOTAL REVENUES. Total revenues increased $6.1 million, or 17.3%, from $35.3 million for the fiscal year 2000 first quarter to $41.4 million for the fiscal year 2001 first quarter. This increase is primarily attributable to sales generated at the 19 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. Sales at comparable stores for the fiscal year

2001 first quarter decreased 6.5% compared with sales in the fiscal year 2000 first quarter. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in the fiscal year 2001 first quarter as compared to the fiscal year 2000 first quarter. The Company has recently launched a radio advertising campaign for several media-efficient markets and plans to focus its marketing efforts in local store marketing campaigns.

         FOOD AND BEVERAGE. Food and beverage costs increased $1.9 million to $13.9 million in the fiscal year 2001 first quarter from $12.0 million in the fiscal year 2000 first quarter. This increase is primarily attributable to 19 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. As a percentage of sales, food and beverage costs decreased by
0.4 percentage points to 33.7% for the fiscal year 2001 first quarter from 34.1% for the fiscal year 2000 first quarter. The decrease is primarily due to the Company's focus on expanding and regionalizing the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs. In addition, the Company has concentrated on improving its operating procedures and increasing management review and supervision.

         LABOR AND BENEFITS. Labor and benefits costs increased $2.8 million to $12.8 million in the fiscal year 2001 first quarter, or 27.9%, from $10.0 million in the fiscal year 2000 first quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 first quarter. As a percentage of sales, labor and benefits costs increased 2.5% to 30.8% for the fiscal year 2001 first quarter from 28.3% for the fiscal year 2000 first quarter. This increase is primarily due to above-average labor costs typically associated with opening of new restaurants. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations. The Company opened four restaurants during the fiscal year 2001 first quarter compared to no openings during the fiscal year 2000 first quarter. In addition, during the first quarter of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service").

During the past two quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $1.3 million to $8.2 million in the fiscal year 2001 first quarter, or 18.9%, from $6.9 million in the fiscal year 2000 first quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 first quarter. As a percentage of sales, occupancy and other costs increased by
0.3 percentage points from 19.6% for the fiscal year 2000 first quarter to 19.9% for the fiscal year 2001 first quarter. The increase is primarily due to an increase in equipment rental expense during the first quarter of fiscal year 2001 as compared to the first quarter of fiscal year 2000. During fiscal year 2000, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded on these transactions.

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

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $291,000 to $2.4 million in the fiscal year 2001 first quarter, or 14.1%, from $2.1 million in the fiscal year 2000 first quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 first quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased $555,000 to $2.7 million in the fiscal year 2001 first quarter, or 26.0%, from $2.1 million in the fiscal year 2000 first quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 75 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 0.5 percentage points from 6.0% for the fiscal year 2000 first quarter to 6.5% for the fiscal year 2001 first quarter.

         TOTAL OTHER EXPENSE. Total other expense increased $87,000 in expense to $668,000 in the fiscal year 2001 first quarter, or 15.0%, from $581,000 in the fiscal year 2000 first quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of the fiscal year 2000 first quarter. As a percentage of sales, total other expense was comparable for both periods presented.

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

         During the first quarter of fiscal year 2001, the Company recognized an income tax benefit of $58,000 associated with the Company's fiscal year 2001 first quarter loss. The Company incurred income tax expense of $27,000 in the fiscal year 2000 first quarter, representing state income tax and alternative minimum tax.

ADOPTION OF NEW ACCOUNTING STANDARDS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amends provisions of a number of existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000 in the amount of $877,000, net of income tax benefit. Thereafter, all such costs have been expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

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

         The Company's capital expenditures aggregated approximately $4.4 million for the thirteen weeks ended July 30, 2000 and $5.9 million for the thirteen weeks ended July 25, 1999, substantially all of which were used to open Roadhouse Grill restaurants.

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

         As is common in the restaurant industry, the Company has generally operated with negative working capital ($13.4 million at July 30, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

                                                    ROADHOUSE GRILL, INC.
                                                    (Registrant)





/s/ AYMAN SABI                 President, Chief Executive Officer              August 13, 2001
--------------------           and Director
Ayman Sabi                     (Principal Executive Officer)




/s/ HARRY ROSENFELD            Interim Chief Financial Officer                 August 13, 2001
--------------------           (Principal Financial Officer
Harry Rosenfeld                and Principal Accounting Officer)


                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

10.1 Roadhouse Grill, Inc. 1998 Omnibus Stock Option Plan as approved by shareholders on December 9, 1998.*

10.2 Amendment to increase the number of shares available under the Company's 1998 Omnibus Stock Option Plan as approved by shareholders on November 4, 1999.*

10.3 Joint venture agreement dated July 6, 2000 by and between Cremonini, S.p.A. and the Company.*

21.0   Subsidiaries of the Registrant.*

---------------

* Previously filed