Form 10-Q/A
period 2000-10-29
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

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

                              ROADHOUSE GRILL, INC.
                                   FORM 10-Q/A
                      THIRTEEN WEEKS ENDED OCTOBER 29, 2000

                                      INDEX


                                                                                                          Page No.
                                                                                                          --------

PART I.   FINANCIAL INFORMATION

ITEM 1.           Condensed CONSOLIDATED FINANCIAL STATEMENTS (Note A):

                  Condensed Consolidated Balance Sheets as of October 29, 2000
                       and April 30, 2000 (unaudited) ..................................................      2

                  Condensed Consolidated Statements of Income for the Thirteen and Twenty-six
                      Weeks Ended October 29, 2000 and October 24, 1999 (unaudited) ....................      3

                  Condensed Consolidated Statement of Changes in Shareholders'
                       Equity for the Twenty-six Weeks Ended October 29, 2000 (unaudited) ..............      4

                  Condensed Consolidated Statements of Cash Flows for the Twenty-six
                      Weeks Ended October 29, 2000 and October 24, 1999 (unaudited) ....................      5

                  Notes to condensed Consolidated Financial Statements...................................     6

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      8

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     15

SIGNATURES        ......................................................................................     16

EXHIBIT INDEX     ......................................................................................     17


Note A

As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of its review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of October 29, 2000 and the results for the thirteen and twenty-six weeks then ended and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       October 29, 2000 and April 30, 2000
                                   (Unaudited)



                                                                     October 29,          April 30,
                                                                         2000               2000
                                                                     ----------           --------
                                                                   (As restated)       (As restated)

                                 ASSETS
Current assets:
  Cash and cash equivalents                                           $  1,387            $    378
  Accounts receivable                                                      523                 741
  Inventory                                                              1,562               1,622
  Prepaid expenses                                                       2,045               2,127
                                                                      --------            --------
     Total current assets                                                5,517               4,868

Note receivable                                                             --                  84
Property & equipment, net                                               89,957              92,204
Intangible assets, net of accumulated amortization of $520
  and $435 at October 29, 2000 and April 30, 2000,
  respectively                                                           2,191               2,227
Deferred tax assets, net                                                 2,394               2,394
Other assets                                                             3,003               2,637
                                                                      --------            --------

      Total assets                                                    $103,062            $104,414
                                                                      ========            ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                    $  6,227            $ 11,666
  Accrued expenses                                                       6,209               7,781
  Current portion of long-term debt                                      1,693               1,252
  Current portion of capitalized lease obligations                       1,318               1,280
                                                                      --------            --------
      Total current liabilities                                         15,447              21,979

Long-term debt                                                          32,582              24,409
Capitalized lease obligations                                            5,146               5,199
                                                                      --------            --------
     Total liabilities                                                  53,175              51,587

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  Issued and outstanding 9,708,741 shares as of
  October 29, 2000 and April 30, 2000                                      291                 291
Additional paid-in-capital                                              50,039              50,039
Retained earnings                                                         (443)              2,497
                                                                      --------            --------
      Total shareholders' equity                                        49,887              52,827
Commitments and contingencies                                               --                  --
                                                                      --------            --------
      Total liabilities and shareholders' equity                      $103,062            $104,414
                                                                      ========            ========



     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the Thirteen Weeks and Twenty-six Weeks Ended October 29, 2000 and
         October 24, 1999 (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                     Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                 -----------------------------       -----------------------------
                                                 October 29,       October 24,        October 29,       October 24,
                                                     2000              1999              2000              1999
                                                 -----------       -----------       -----------       -----------
                                                (As restated)     (As restated)      (As restated)     (As-restated)
Total revenues                                   $    39,396       $    32,457       $    80,816       $    67,773

Cost of restaurant sales:
   Food and beverage                                  13,616            11,276            27,567            23,322
   Labor and benefits                                 12,959             9,413            25,732            19,400
   Occupancy and other                                10,255             7,117            18,498            14,051
   Pre-opening expenses                                  617               529             1,535               576
                                                 -----------       -----------       -----------       -----------

   Total cost of restaurant sales                     37,447            28,335            73,332            57,349

Depreciation and amortization                          2,532             2,032             4,883             4,093
General and administrative expenses                    2,713             1,980             5,399             4,114
                                                 -----------       -----------       -----------       -----------
   Total operating expenses                           42,692            32,347            83,614            65,556
                                                 -----------       -----------       -----------       -----------

   Operating income (loss)                            (3,296)              110            (2,798)            2,217

Other expense:
   Interest expense, net                                 965               596             1,633             1,177
                                                 -----------       -----------       -----------       -----------

        Income (loss) before taxes and
          cumulative effect of change
          in accounting principle                     (4,261)             (486)           (4,431)            1,040
Income tax expense (benefit)                          (1,432)              (13)           (1,491)               10
                                                 -----------       -----------       -----------       -----------
        Income (loss) before
          cumulative effect of
          change in accounting principle              (2,829)             (473)           (2,940)            1,030

        Cumulative effect of change in
         accounting principle (net of tax benefit
         of $248)                                         --                --                --              (877)
                                                 -----------       -----------       -----------       -----------
Net income (loss)                                $    (2,829)      $      (473)      $    (2,940)      $       153
                                                 ===========       ===========       ===========       ===========

Basic net income (loss) per common share:

  Basic income (loss) before cumulative
    effect of change in accounting
    principle                                    $     (0.29)      $     (0.05)      $     (0.30)      $      0.11
Cumulative effect of change in
    accounting principle                                  --                --                --            (0.09)
                                                 -----------       -----------       -----------       -----------
Basic net income (loss) per common
  share                                          $     (0.29)      $     (0.05)      $     (0.30)      $      0.02
                                                 ===========       ===========       ===========       ===========
Diluted net income (loss) per common share:
  Diluted income (loss) before
    cumulative effect of change
    in accounting principle                      $     (0.29)      $     (0.05)      $     (0.30)      $      0.11
  Cumulative effect of change in
    accounting principle                                  --                --                --             (0.09)
                                                 -----------       -----------       -----------       -----------
Diluted net income (loss) per common
     share                                       $     (0.29)      $     (0.05)      $     (0.30)      $      0.02
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares
     outstanding                                   9,708,741         9,708,741         9,708,741         9,708,741
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution                             9,708,741         9,708,741         9,708,741         9,836,081
                                                 ===========       ===========       ===========       ===========



     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Twenty Six Weeks Ended October 29, 2000
                             (Dollars in thousands)
                                   (Unaudited)


                                    Common Stock           Additional
                                -------------------          Paid-in        Retained
                                Shares         Amount        Capital        Earnings         Total
                                ------         ------      ----------       --------         -----
                                                                         (As restated)   (As restated)
Balance April 30, 2000        9,708,741      $     291      $  50,039      $   2,497       $  52,827

Net loss                             --             --             --         (2,940)         (2,940)
                              ---------      ---------      ---------      ---------       ---------
Balance October 29, 2000      9,708,741      $     291      $  50,039      $    (443)       $ 49,887
                              =========      =========      =========      =========       =========









     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Twenty Six Weeks Ended October 29, 2000 and October 24, 1999
                             (Dollars in thousands)
                                   (Unaudited)



                                                            October 29,     October 24,
                                                               2000            1999
                                                            -----------    -----------
                                                           (As restated)  (As restated)
Cash flows from operating activities
   Net income (loss)                                          $ (2,940)      $    153
Adjustments to reconcile net income
    to net cash provided by operating activities:
     Depreciation and amortization                               4,883          4,093
     Cumulative effect of change in accounting principle            --          1,125
     Deferred tax benefit                                           --           (269)

   Changes in assets and liabilities:
     (Increase) in accounts receivable                             218            (63)
     (Increase) in inventory                                        60            (55)
     (Increase) in prepaid expense                                  82           (932)
     (Increase) in other assets                                   (366)          (129)
     Increase (decrease) in accounts payable                    (5,439)         4,871
     (Decrease) in accrued expenses                             (1,572)          (142)
                                                              --------       --------
       Net cash provided (used) by operating activities         (5,074)         8,652

Cash flows from investing activities
   Payments for intangibles                                         --           (453)
   Proceeds from payment on notes receivable                        84             --
   Proceeds from sale-leaseback transactions                     6,994          6,733
   Purchase of property and equipment                           (8,917)       (15,175)
                                                              --------       --------
       Net cash used in investing activities                    (1,839)        (8,895)

Cash flows from financing activities
   Proceeds from borrowings on note payable                      9,244          1,000
   Repayments of long-term debt                                   (630)          (518)
   Payments on capital lease obligations                          (692)          (732)
                                                              --------       --------
       Net cash used in financing activities                     7,922           (250)

Increase (decrease) in cash and cash equivalents                 1,009           (493)
Cash and cash equivalents at beginning of period                   378            975
                                                              --------       --------
Cash and cash equivalents at end of period                    $  1,387       $    482
                                                              ========       ========
Supplementary disclosures:
   Interest paid                                              $  1,758       $  1,427
                                                              ========       ========
   Income taxes paid                                          $    809       $    881
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

         The results of operations for the thirteen and twenty six weeks ended October 29, 2000 are not necessarily indicative of the results for the entire fiscal year ending April 29, 2001. See also Note A to the Index to the form 10Q/A.

         Certain prior year balances have been reclassified to conform to the current year presentation.

2. RESTATEMENTS

         Restatement of the balance sheet as of October 29, 2000 and the results of operations for the thirteen and twenty six weeks ended October 29, 2000 consisted of the following adjustments: a decrease in labor and benefits expense of $245,000 to reduce the accrual for insurance and workman's compensation for the thirteen and twenty-six weeks ended October 29, 2000; a decrease in occupancy and other expense of $42,000 and $190,000 to reduce the accrual for utilities and rent for thirteen weeks ended October 29, 2000, to reduce amortization expense by $49,000 for the twenty-six week period, and to increase income tax expense be $250,000 and $326,000 for the thirteen and twenty-six weeks ended October 29, 2000, respectively, as a result of the above entries. In addition, the company recorded a mortgage of $1,520,000 on properties acquired as of October 29, 2000. The net impact of the restatement described above increased net income by $36,000 and $158,000; respectively, or $.01 and $.02 per basic and diluted earnings per share.

         Restatement of the results of operations for the thirteen and twenty-six weeks ended October 24, 1999 consisted of the following adjustments: a decrease in labor and benefits expense of $28,000 related to payroll for the twenty-six weeks ended October 24, 1999; an increase in occupancy and other expense of $215,000 and $187,000 for the thirteen and twenty-six weeks ended October 24, 1999, respectively, relating to property tax and rent offset by decreases in advertising and legal expenses; an increase in amortization expense of $49,000 and a decrease in the cumulative effect of change in accounting principle of $76,000 for the twenty-six weeks ended October 24, 1999; and increase (decrease) in income tax expense of $46,000 and ($264,000) for the thirteen and twenty-six weeks ended October 24, 1999, respectively, as a result of the above adjustments. The net impact of the restatement described above (decreased) increased net income for the thirteen and twenty-six weeks ended October 24, 1999 by ($261,000) and $132,000 or ($0.03) and $0.02 per basic and diluted earnings per share, respectively.

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


                                       Thirteen Weeks Ended October 29, 2000          Twenty Six Weeks Ended October 29, 2000
                                     -----------------------------------------        ----------------------------------------
                                     Net Income          Shares         Amount        Net Income        Shares         Amount
                                     ----------        ---------        ------        ----------       ---------        ------
                                   (Dollars in thousands, except per share data)    (Dollars in thousands, except per share data)
                                                   (As restated)                                   (As restated)
BASIC EPS
Net loss available
to common shareholders               $  (2,829)        9,708,741        $(0.29)       $  (2,940)       9,708,741        $(0.30)

EFFECT OF DILUTIVE SECURITIES
Stock options                               --                --            --               --               --            --
                                     ---------         ---------        ------        ---------        ---------        ------
DILUTED EPS                          $  (2,829)        9,708,741        $(0.29)       $  (2,940)       9,708,741        $(0.30)
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

                                    Thirteen Weeks Ended October 24, 1999     Twenty Six Weeks Ended October 24, 1999
                                   ---------------------------------------    ---------------------------------------
                                   Net Income       Shares          Amount    Net Income      Shares          Amount
                                   ----------      ---------        ------    ----------     ---------        -------
                                                   (Dollars in thousands, except per share data)
                                                                    (As restated)
BASIC EPS
Net income available
to common shareholders               $(473)        9,708,741        $(0.05)       $153       9,708,741         $0.02

EFFECT OF DILUTIVE SECURITIES
Stock options                           --                --            --          --         127,340            --
                                     -----         ---------        ------        ----       ---------         -----
DILUTED EPS                          $(473)        9,708,741        $(0.05)       $153       9,836,081         $0.02
                                     =====         =========        ======        ====       =========         =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Restatement: The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect adjustments recorded to previously reported results of operations for the thirteen and twenty-six week periods ended October 29, 2000 and October 24, 1999. See Note 2 to the condensed consolidated financial statements for a discussion of these adjustments.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:


                                                  Thirteen Weeks Ended                     Twenty Six Weeks Ended
                                          ----------------------------------       ------------------------------------
                                          October 29, 2000  October 24, 1999       October 29, 2000    October 24, 1999
                                          ----------------  ----------------       ----------------    ----------------
                                                   (As Restated)                           (As Restated)
Total revenues                                  100.0%           100.0%                 100%                 100%
Cost of restaurant sales:
   Food and beverage                             34.6             34.7                 34.1                 34.4
   Labor and benefits                            32.9             29.0                 31.8                 28.7
   Occupancy and other                           26.0             21.9                 22.9                 20.7
   Pre-opening expenses                           1.6              1.7                  1.9                  0.9
                                                -----            -----                -----                -----
   Total cost of restaurant sale                 95.1             87.3                 90.7                 84.7

Depreciation and amortization                     6.4              6.3                  6.0                  6.0
General and administrative                        6.9              6.1                  6.7                  6.1
                                                -----            -----                -----                -----
   Total operating expenses                     108.4             99.7                103.4                 96.8
                                                -----            -----                -----                -----

   Operating income                              (8.4)             0.3                 (3.4)                 3.3

Other expense:
   Interest expense, net                          2.5              1.8                  2.0                  1.7
                                                -----            -----                -----                -----

Income (loss) before income taxes and
cumulative effect of change in
accounting principle                            (10.9)            (1.5)                (5.4)                 1.5

Income tax expense (benefit)                     (3.7)              --                 (1.8)                  --
                                                -----            -----                -----                -----

Income (loss) before cumulative effect
of change in accounting principle                (7.2)            (1.5)                (3.6)                 1.5

Cumulative effect of change in
accounting principle                             (0.0)             0.0                  0.0                 (1.3)
                                                -----            -----                -----                -----

   Net income (loss)                             (7.2)%           (1.5)%               (3.6)%                0.2%
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

         TOTAL REVENUES. Total revenues increased $6.9 million, or 21.4%, from $32.5 million for the fiscal year 2000 second quarter to $39.4 million for the fiscal year 2001 second quarter. This increase is primarily attributable to sales generated at the 19 new restaurants opened by the Company since the end of the fiscal year 2000 second quarter. Sales at comparable stores for the fiscal year 2001 first quarter decreased 3.6% compared with sales in the fiscal year 2000 second quarter. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in the fiscal year 2001 first quarter as compared to the fiscal year 2000 first quarter and increased competition. In the second quarter of 2001, the Company launched a radio advertising campaign in several media-efficient markets and increased local store marketing. As a result of the increased advertising in the second quarter 2001, sales at comparable stores were only down 3.6% versus 6.5% for the first quarter of 2001.

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

         LABOR AND BENEFITS. Labor and benefits costs increased $3.6 million to $13.0 million in the fiscal year 2001 second quarter from $9.4 million in the fiscal year 2000 second quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, labor and benefits costs increased 3.9% to 32.9% for the fiscal year 2001 second quarter from 29.0% for the fiscal year 2000 second quarter. This increase is primarily due to increases in the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"), a decline in same store sales and the opening of new stores which have higher labor costs. During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has also incurred higher management salaries.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $3.2 million to $10.3 million in the fiscal year 2001 second quarter from $7.1 million in the fiscal year 2000 second quarter. The increase is due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter, increases in marketing expense due to increased marketing efforts and increase in equipment rental expense. As a percentage of sales, occupancy and other was 26.0% for the fiscal year 2001 second quarter to 21.9% for the fiscal year 2000 second quarter. During fiscal year 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

         PRE-OPENING EXPENSES. Pre-opening expenses increased $88,000 to $617,000 in the fiscal year 2001 second quarter from $529,000 in the fiscal year 2000 second quarter. The Company opened four stores in both the second quarter of 2001 and 2000. The increase is primarily due to pre-opening costs associated with the seven restaurants that it plans to open during the third and fourth quarter of fiscal year 2001. The amount recorded for fiscal year 2001 second quarter represents actual pre-opening expenditures associated with the restaurants that will be opened during the fiscal year 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $500,000 million to $2.5 million in the fiscal year 2001 second quarter from $2.0 million in the fiscal year 2000 second quarter. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased $733,000 million to $2.7 million in the fiscal year 2001 second quarter, from $2.0 million in the fiscal year 2000 second quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 52 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 0.8 percentage points from 6.1% for the fiscal year 2000 second quarter to 6.9% for the fiscal year 2001 second quarter.

         TOTAL OTHER EXPENSE. Total other expense increased $369,000 million to $965,000 million in the fiscal year 2001 second quarter from $596,000 million in the fiscal year 2000 second quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of the fiscal year 2000 first quarter. As a percentage of sales, total other expense was 2.5% for the second quarter of 2001 versus 1.8% for the second quarter of 2000.

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

         During the second quarter of fiscal year 2001, the Company recognized an income tax benefit of $1.4 million associated with the Company's fiscal year 2001 second quarter loss. The Company incurred income tax benefit of $13,000 in the fiscal year 2000 second quarter, representing state income tax and alternative minimum tax.

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

         FOOD AND BEVERAGE. Food and beverage costs increased $4.2 million to $27.6 million in the first six months of fiscal year 2001 from $23.3 million in the first six months of fiscal year 2000. This increase is primarily attributable to 19 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. As a percentage of sales, food and beverage costs decreased by 0.3 percentage points to 34.1% for the first six months of fiscal year 2001 from 34.4% for the first six months of fiscal year 2000. The decrease is primarily due to the Company's focus on expanding and regionalizing the distribution network that delivers products and supplies to the Company's restaurants, resulting in better logistics and lower costs. In addition, the Company has concentrated on improving its operating procedures and increasing management review and supervision.

         LABOR AND BENEFITS. Labor and benefits costs increased $6.3 million to $25.7 million in the first six months of fiscal year 2001 from $19.4 million in the first six months of fiscal year 2000. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, labor and benefits costs increased 3.1% to 31.8% for the first six months of fiscal year 2001 from 28.7% for the first six months of fiscal year 2000. This increase is primarily due to above-average labor costs typically associated with opening of new restaurants. During the first several months that restaurants are open (commonly referred to as the "Honeymoon" period), labor costs as well as other operating costs are higher than costs in more mature restaurant operations. The Company opened seven restaurants during the first six months of fiscal year 2001 compared to four openings during the fiscal year 2000 first six months quarter. In addition, during the first quarter of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"). During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $4.4 million to $18.5 million in the first six months fiscal year 2001 from $14.1 million in the first six months fiscal year 2000. The increase is due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter, increases in marketing expense due to increased marketing efforts and increase in equipment rental expense. As a percentage of sales, occupancy and other was 22.9% for the first six months of fiscal year 2001 versus 20.7% for the first six months of fiscal year 2000. During fiscal year 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

         PRE-OPENING EXPENSES. Pre-opening expenses increased $959,000 to $1.5 million in the first six months of fiscal year 2001 from $576,000 in the first six months of fiscal year 2000. The increase is primarily due to opening seven restaurants during the fiscal year 2001 first quarter as compared to four restaurant openings in the fiscal year 2000 first six months. In addition, the Company has incurred pre-opening costs associated with the seven restaurants that it plans to open during the third and fourth quarter of fiscal year 2001. The amount recorded for fiscal year 2001 represents actual pre-opening expenditures associated with the restaurants that will be opened during the fiscal year 2001.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $790,000 to $4.9 million in the first six months of fiscal year 2001 from $4.1 million in the first six months of fiscal year 2000. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 2000 second quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

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

         TOTAL OTHER EXPENSE. Total other expense increased $456,000 in expense to $1.6 million in the first six months of fiscal year 2001, or 38.7%, from $1.2 million in the first six months of fiscal year 2000. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of the fiscal year 2000 second quarter. As a percentage of sales, total other expense was comparable for both periods presented.

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

         During the first six months of fiscal year 2001, the Company recognized an income tax benefit of $1.5 million associated with the Company's fiscal year 2001 first and second quarter loss. The Company incurred income tax expense of $10,000 in the fiscal year 2000 first six months, representing state income tax and alternative minimum tax.

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

         As of October 29, 2000, the Company has a sale-leaseback credit facility available with Franchise Finance Corporation of America ("FFCA") and CNL Fund Advisors ("CNL"). The credit facility with FFCA is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with FFCA expires in January 2001. The credit facility with CNL is available for development by the Company of new Roadhouse Grill restaurants. The credit facility with CNL expires on September 29, 2001. The Company is currently in negotiations with CNL Fund Advisors ("CNL") to secure additional sale-leaseback credit facilities with them, as well as other lenders. While the Company anticipates securing additional sale-leaseback credit facilities with both FFCA and CNL upon expiration of the current agreements, there is no assurance that the Company can, in fact, secure any credit facilities with FFCA, CNL or any other lending institution. If the Company fails to obtain additional capital through some type of financing, its expansion plans for fiscal year 2001 and beyond would be greatly reduced. The Company's capital expenditures aggregated approximately $8.9 million for the twenty-six weeks ended October 29, 2000 and $15.2 million for the twenty-six weeks ended October 24, 1999, substantially all of which were used to open Roadhouse Grill restaurants.

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

         As is common in the restaurant industry, the Company has generally operated with negative working capital ($9.9 million at October 29, 2000). The Company does not have significant receivables or inventory and receives trade credit on its purchases of food and supplies.

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

