Form 10-Q/A
period 2001-01-28
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

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

                              ROADHOUSE GRILL, INC.
                                   FORM 10-Q/A
                      THIRTEEN WEEKS ENDED JANUARY 28, 2001

                                      INDEX


                                                                                                          Page No.
                                                                                                          --------

PART I. FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Note A):

                  Condensed Consolidated Balance Sheets as of January 28, 2001 (unaudited)
                       and April 30, 2000 (unaudited)...................................................      2

                  Condensed Consolidated Statements of Operations for the Thirteen and Thirty-nine
                      Weeks Ended January 28, 2001 and January 23, 2000 (unaudited) ....................      3

                  Condensed Consolidated Statement of Changes in Shareholders'
                       Equity for the Thirty-nine Weeks Ended January 28, 2001 (unaudited) .............      4

                  Condensed Consolidated Statements of Cash Flows for the Thirty-nine
                      Weeks Ended January 28, 2001 and January 23, 2000 (unaudited) ....................      5

                  Notes to Condensed Consolidated Financial Statements .................................      6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.........................................................      9

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................................................     16

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................     16

SIGNATURES        ......................................................................................     17


Note A

As discussed in Note 2 of the condensed consolidated financial statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of its review of its accounting records with respect to historical financial statements. The Company believes that the balance sheet as of January 28, 2001 and the results for the thirteen and thirty-nine weeks then ended and the amounts for the comparable prior periods presented herein are in accordance with generally accepted accounting principles.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             ROADHOUSE GRILL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      January 28, 2001 and April 30, 2000
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                   January 28,        April 30,
                                                                      2001              2000
                                                                   -----------        ---------
                                                                  (As restated)    (As restated)
                                 ASSETS
Current assets:
  Cash and cash equivalents ..............................          $  1,585           $    378
  Accounts receivable ....................................               432                741
  Income Tax Receivable ..................................             2,254                  0
  Inventory ..............................................             1,708              1,622
  Prepaid expenses .......................................             1,829              2,127
                                                                    --------           --------
     Total current assets ................................             7,808              4,868

Note receivable ..........................................                 0                 84
Property & equipment, net ................................            87,068             92,204
Intangible assets, net of accumulated amortization of $563
  and $435 at January 28, 2001 and April 30, 2000,
  Respectively ...........................................             2,148              2,227
Deferred tax assets, net .................................               285              2,394
Other assets .............................................             2,553              2,637
                                                                    --------           --------

      Total assets .......................................          $ 99,862           $104,414
                                                                    ========           ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................          $ 11,209           $ 11,666
  Accrued expenses .......................................             9,443              7,781
  Current portion of long-term debt ......................            29,331              1,252
  Current portion of capitalized lease obligations .......             1,170              1,280
                                                                    --------           --------
      Total current liabilities ..........................            51,153             21,979

Long-term debt ...........................................             4,694             24,409
Capitalized lease obligations ............................             4,940              5,199
                                                                    --------           --------

     Total liabilities ...................................            60,787             51,587

Shareholders' equity:
Common stock $.03 par value. Authorized 30,000,000 shares;
  Issued and outstanding 9,708,741 shares as of
  January 28, 2001 and April 30, 2000 ....................               291                291
Additional paid-in-capital ...............................            50,039             50,039
Retained (deficit) earnings ..............................           (11,255)             2,497
                                                                    --------           --------

      Total shareholders' equity .........................            39,075             52,827
Commitments and contingencies (note 3)....................
                                                                    --------           --------
      Total liabilities and shareholders' equity .........          $ 99,862           $104,414
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

                              ROADHOUSE GRILL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Thirteen Weeks and Thirty-nine Weeks Ended
                      January 28, 2001 and January 23, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                     Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                 -----------------------------       -----------------------------
                                                 January 28,       January 23,       January 28,       January 23,
                                                    2001              2000              2001               2000
                                                 -----------       -----------       -----------       -----------
                                                (As restated)     (As restated)     (As restated)     (As restated)
Total revenues ............................      $    41,789       $    35,917       $   122,605       $   103,690

Cost of restaurant sales:
   Food and beverage ......................           15,060            12,171            42,625            35,492
   Labor and benefits .....................           13,931            10,707            39,664            30,106
   Occupancy and other ....................           10,544             7,709            29,042            21,763
   Pre-opening expenses ...................              556               749             2,091             1,325
                                                 -----------       -----------       -----------       -----------

   Total cost of restaurant sales .........           40,091            31,336           113,422            88,686

Depreciation and amortization .............            2,496             2,162             7,379             6,254
General and administrative expenses .......            2,707             1,890             8,108             6,004
Impairment of long-lived assets ...........            3,066                 0             3,066                 0
                                                 -----------       -----------       -----------       -----------

   Total operating expenses ...............           48,360            35,388           131,975           100,944
                                                 -----------       -----------       -----------       -----------
   Operating income (loss) ................           (6,571)              529            (9,370)            2,746

Other expense:
   Interest expense, net ..................              933               544             2,564             1,721
                                                 -----------       -----------       -----------       -----------
        Income (loss) before taxes and
          cumulative effect of change
          in accounting principle .........           (7,504)              (15)          (11,934)            1,025

Income tax expense ........................            3,309                (0)            1,818                10
                                                 -----------       -----------       -----------       -----------
        Income (loss) before
          cumulative effect of
          change in accounting
          principle .......................          (10,813)              (15)          (13,752)            1,015

Cumulative effect of change in
  accounting principle (net of tax
  benefit of $248) ........................                0                 0                 0              (877)
                                                 -----------       -----------       -----------       -----------

Net income (loss) .........................      $   (10,813)      $       (15)      $   (13,752)      $       138
                                                 ===========       ===========       ===========       ===========

Basic net income (loss) per common share:
  Basic income (loss) before cumulative
    effect of change in accounting
    principle .............................      $     (1.11)      $       (--)      $     (1.42)      $      0.10
  Cumulative effect of change in
    accounting principle ..................              0.0               0.0               0.0             (0.09)
                                                 -----------       -----------       -----------       -----------
Basic net income (loss) per common
  Share ...................................      $     (1.11)      $       (--)      $     (1.42)      $      0.01
                                                 ===========       ===========       ===========       ===========
Diluted net income (loss) per common share:
  Diluted income (loss) before
   cumulative effect of change
   in accounting
   principle ..............................      $     (1.11)      $        (0)      $     (1.42)      $      0.10
  Cumulative effect of change in
    accounting principle ..................              0.0               0.0               0.0             (0.09)
                                                 -----------       -----------       -----------       -----------
Diluted net income (loss) per common
     share ................................      $     (1.11)      $      (0.0)      $     (1.42)      $      0.01
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares
     outstanding ..........................        9,708,741         9,708,741         9,708,741         9,708,741
                                                 ===========       ===========       ===========       ===========
Weighted-average common shares and
     share equivalents outstanding -
     assuming dilution ....................        9,708,741         9,779,825         9,708,741         9,787,751
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



                                       Common Stock               Additional        Retained
                                --------------------------         Paid-in-         Earnings
                                  Shares           Amount          Capital         (Deficit)          Total
                                ---------        ---------        ----------       ---------         ---------
                                                                                 (As restated)     (As restated)
Balance April 30, 2000.....     9,708,741        $     291        $  50,039        $   2,497         $  52,827

Net loss...................             0                0                0          (13,752)          (13,752)
                                ---------        ---------        ---------        ---------         ---------

Balance January 28, 2001...     9,708,741        $     291        $  50,039        $ (11,255)        $  39,075
                                =========        =========        =========        =========         =========












     See accompanying notes to condensed consolidated financial statements.

                             ROADHOUSE GRILL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Thirty Nine Weeks Ended January 28, 2001 and January 23, 2000
                             (Dollars in thousands)
                                  (Unaudited)


                                                               January 28,      January 23,
                                                                  2001             2000
                                                               -----------      -----------
                                                              (As restated)    (As restated)
Cash flows from operating activities:
   Net (loss) income ...................................        $(13,752)        $    138
   Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
     Depreciation and amortization .....................           7,379            6,254
     Cumulative effect of change in accounting principle               0            1,125
     Impairment of long-lived assets ...................           3,066                0
     Deferred tax benefit ..............................           2,109             (269)

   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ........             309             (213)
     (Increase) in income tax receivable ...............          (2,254)               0
     (Increase) in inventory ...........................             (86)            (221)
     (Increase) decrease in prepaid expense ............             298             (972)
     (Increase) decrease in other assets ...............              84               63
      Increase (decrease) in accounts payable ..........            (457)           3,289
      Increase in accrued expenses .....................           1,662            1,860
                                                                --------         --------

       Net cash (used) provided by operating activities           (1,642)          11,054

Cash flows from investing activities:
   Payments for intangibles ............................               0             (404)
   Proceeds from payment on notes receivable ...........              84                0
   Proceeds from sale-leaseback transactions ...........           6,994           11,435
   Purchase of property and equipment ..................         (11,547)         (26,128)
                                                                --------         --------

       Net cash used in investing activities ...........          (4,469)         (15,097)

Cash flows from financing activities:
   Proceeds from borrowings on note payable ............           9,731            1,000
   Proceeds from short term note payable ...............               0            5,000
   Repayments of long-term debt ........................          (1,367)            (776)
   Payments on capital lease obligations ...............          (1,046)          (1,158)
                                                                --------         --------

       Net cash provided by financing activities .......           7,318            4,066

Increase in cash and cash equivalents ..................           1,207               23
Cash and cash equivalents at beginning of period .......             378              975
                                                                --------         --------
Cash and cash equivalents at end of period .............        $  1,585         $    998
                                                                ========         ========
Supplementary disclosures:
   Interest paid .......................................        $  2,504         $  2,144
                                                                ========         ========
   Income taxes paid ...................................        $    821         $    910
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

         The results of operations for the thirteen and thirty nine weeks ended January 28, 2001 are not necessarily indicative of the results for the entire fiscal year ending April 29, 2001. See also Note A of the Index to the Form 10Q/A.

         Certain prior year balances have been reclassified to conform to the current year presentation.

2. RESTATEMENTS

         Restatement of the balance sheet as of January 28, 2001 and the results for the thirteen and thirty-nine weeks ended January 28, 2001 consisted of the following adjustments: a decrease in food and beverage expense of $285,000 to reduce additional beverage expense for the thirteen and thirty nine weeks ended January 28, 2001; a decrease in labor and benefits expense of $245,000 to reduce the accrual for insurance and workman's compensation for the thirty-nine weeks ended January 28, 2001; a decrease in occupancy expense of $829,000 and $1,019,000 to reduce the accrual for utilities, rent, property tax and deposits for the thirteen and thirty-nine weeks ended January 28, 2001, respectively; a decrease in depreciation and amortization expense of $49,000 for the thirty-nine weeks ended January 28, 2001; and an increase in income tax expense as the result of the above adjustments of $581,000 and $907,000 for the thirteen and thirty-nine weeks ended January 28,2001 respectively. In addition, the company recorded mortgages of $1,520,000 to purchase properties as of January 28, 2001. The net impact of the restatement described above increased net income for the thirteen weeks and thirty-nine ended January 28, 2000 by $533,000 and $691,000, respectively, or $.06 and $.07 per basic and diluted earnings per share.

         Restatement of the results of operations for the thirteen and thirty-nine weeks ended January 23, 2000 consisted of the following adjustments: an increase to occupancy expense of $278,000 and $465,000 to record the accrual for property tax and rent offset by decreases in advertising and legal expense for the thirteen weeks and thirty-nine weeks ended January 23, 2000, respectively; a decrease to labor and benefits expense of $28,000 for payroll for the thirty-nine weeks ended January 23, 2000; an increase to amortization expense of $49,000 for the thirty-nine weeks ended January 23, 2000; a reduction to income tax expense of $60,000 and $324,000 for the thirteen and thirty-nine weeks ended January 23, 2000, respectively, as a result of the above adjustments; and a reduction in the cumulative effect of change in accounting principle of $76,000 for the thirty nine weeks ended January 23, 2000. The net impact of the restatement described above decreased net income for the thirteen weeks and thirty-nine weeks ended January 23, 2000 by $218,000 and $86,000 or $0.02 and $0.01 per basic and diluted earnings per share, respectively.

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

4. SUBSEQUENT EVENTS

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

5. PRE-OPENING COSTS

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

6. NEW ACCOUNTING STANDARDS

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

7. LEASES

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

8. NET INCOME (LOSS) PER COMMON SHARE ("EPS")

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


                                        Thirteen Weeks Ended January 28, 2001           Thirty-nine Weeks Ended January 28, 2001
                                     -------------------------------------------       ------------------------------------------
                                      Net Loss           Shares          Amount        Net Loss          Shares         Amount
                                     ---------         ---------        --------      ---------        ---------        --------
                                  (Dollars in thousands, except per share data)    (Dollars in thousands, except per share data)
                                    (As restated)                                    (As restated)
BASIC EPS
Net loss available
to common shareholders ......        $ (10,813)        9,708,741        $  (1.11)     $ (13,752)        9,708,741        $  (1.42)

EFFECT OF DILUTIVE SECURITIES
Stock options ...............                0                 0            0.00              0                 0            0.00
                                     ---------         ---------        --------      ---------         ---------        --------
DILUTED EPS .................        $ (10,813)        9,708,741        $  (1.11)     $ (13,752)        9,708,741        $  (1.42)
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


                                        Thirteen Weeks Ended January 23, 2000           Thirty-nine Weeks Ended January 23, 2000
                                     -------------------------------------------       ------------------------------------------
                                      Net Loss           Shares          Amount       Net Income          Shares         Amount
                                     ---------         ---------        --------      ----------        ---------        --------
                                  (Dollars in thousands, except per share data)    (Dollars in thousands, except per share data)
                                    (As restated)                                    (As restated)
BASIC EPS
Net income (loss) available
to common shareholders ......        $     (15)        9,708,741        $  (0.00)     $     138        9,708,741        $   0.01

EFFECT OF DILUTIVE SECURITIES
Stock options ...............                0            71,084            0.00              0           79,010            0.00
                                     ---------         ---------        --------      ---------        ---------        --------
DILUTED EPS .................        $     (15)        9,779,825        $  (0.00)     $     138        9,787,751        $   0.01
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Restatement: The accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflects adjustments recorded to previously reported results of operations for the thirteen and thirty-nine week periods ended January 28, 2001 and January 23, 2000. See Note 2 to the condensed consolidated financial statements for a discussion of these adjustments.

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

     The Company's revenues are derived primarily from the sale of food and beverages. Sales of alcoholic beverages accounted for approximately 9.7% of total revenues for the thirteen weeks ended January 28, 2001 and approximately 11.2% for the thirty-nine weeks ended January 28, 2001. Franchise and management fees have accounted for less than 1.0% of the Company's total revenues for all periods since its inception.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:


                                                      Thirteen Weeks Ended            Thirty nine Weeks Ended
                                              -----------------------------------  ----------------------------------
                                              January 28, 2001   January 23, 2000  January 28, 2001  January 23, 2000
                                              ----------------   ----------------  ----------------  ----------------
                                                (As restated)      (As restated)    (As restated)     (As restated)
Total revenues .......................              100.0%             100.0%            100%               100%
Cost of restaurant sales:
   Food and beverage .................               36.0               33.9              34.8               34.2
   Labor and benefits ................               33.4               29.8              32.4               29.0
   Occupancy and other ...............               25.2               21.5              23.7               21.0
   Pre-opening expenses ..............                1.4                2.1               1.7                1.3
                                                  -------            -------           -------            -------
   Total cost of restaurant sales ....               96.0               87.3              92.6               85.5

Depreciation and amortization ........                6.0                6.0               6.0                6.0
General and administrative ...........                6.5                5.2               6.6                5.8
Impairment for long-lived assets .....                7.3               --                 2.5                0.0
                                                  -------            -------           -------            -------
   Total operating expenses ..........              115.8               98.5             107.7               97.3
                                                  -------            -------           -------            -------
   Operating income  (loss) ..........              (15.8)               1.5              (7.7)               2.7

Other expense:
   Interest expense, net .............                2.2                1.5               2.1                1.7
                                                  -------            -------           -------            -------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle ...............              (18.0)               0                (9.8)               1.0

Income tax expense ...................                7.9                0                 1.4                0
                                                  -------            -------           -------            -------
Income (loss) before cumulative effect
  of change in accounting principle ..              (25.9)               0               (11.2)               1.0

Cumulative effect of change in
  accounting principle ...............               (0.0)               0.0               0.0               (0.9)
                                                  -------            -------           -------            -------
   Net income (loss) .................              (25.9)%              0%              (11.2)%              0.1%
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

     TOTAL REVENUES. Total revenues increased $5.9 million, or 16.3%, from $35.9 million for the fiscal year 2000 third quarter to $41.8 million for the fiscal year 2001 third quarter. This increase is primarily attributable to sales generated at the 18 new restaurants opened by the Company since the end of the fiscal year 2000 third quarter. Sales at comparable stores for the fiscal year 2001 third quarter decreased 4.5% compared with sales in the fiscal year 2000 third quarter. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in fiscal year 2001 as compared to the fiscal year 2000 and increased competition.

     FOOD AND BEVERAGE. Food and beverage costs increased $2.9 million to $15.1 million in the fiscal year 2001 third quarter from $12.1 million in the fiscal year 2000 third quarter. This increase can be attributable to 18 new restaurants opened by the Company since the end of the fiscal year 2000 third quarter, a change in beef procurement practices and a general increase in food cost. As a percentage of sales, food and beverage costs increased by 2.1 percentage points to 36% for the fiscal year 2001 third quarter from 33.9% for the fiscal year 2000 third quarter. In the third quarter of 2001, the Company changed from using in house meat cutters to purchasing precut portion controlled beef. The Company estimates that the change to precut beef increased food and beverage costs as a percentage of revenue by approximately 1.4%. The Company anticipates a 0.8% decrease in labor costs due to the elimination of all meat cutter positions.

     LABOR AND BENEFITS. Labor and benefits costs increased $3.2 million to $13.9 million in the fiscal year 2001 third quarter from $10.7 million in the fiscal year 2000 third quarter. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, labor and benefits costs increased 3.6 percentage points to 33.4% for the fiscal year 2001 third quarter from 29.8% for the fiscal year 2000 third quarter. This increase is primarily due to increases in the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"), a decline in same store sales and the opening of new stores which have higher labor costs. During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has also incurred higher management salaries.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $2.8 million to $10.5 million in the fiscal year 2001 third quarter from $7.7 million in the fiscal year 2000 third quarter. The increase is due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter and an increase in utilities expense due to higher fuel prices. As a percentage of sales, occupancy and other was 25.2% for the fiscal year 2001 third quarter compared to 21.5% for the fiscal year 2000 third quarter. During fiscal year 2000 and 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

     PRE-OPENING EXPENSES. Pre-opening expenses decreased $193,000 to $556,000 in the fiscal year 2001 third quarter from $749,000 in the fiscal year 2000 third quarter. The Company opened four stores in the third quarter of 2001 and five stores in the third quarter of 2000. The decrease is primarily due to the opening of one less store.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $334,000 to $2.5 million in the fiscal year 2001 third quarter from $2.2 million in the fiscal year 2000 third quarter. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased $817,000 to $2.7 million in the fiscal year 2001 third quarter, from $1.9 million in the fiscal year 2000 third quarter. The increase is primarily the result of the Company's substantial recruiting efforts. The Company currently has approximately 52 managers in various stages of training that will be ready for the expected openings later this fiscal year. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased
1.3 percentage points from 5.3% for the fiscal year 2000 third quarter to 6.5% for the fiscal year 2001 third quarter.

     ASSET IMPAIRMENT. The Company recorded a $3.1 million charge in the third quarter of 2001 due to the impairment of assets at four stores based on SFAS #121 (Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of). The Company believes that the assets are impaired and therefore recorded the charge.

     TOTAL OTHER EXPENSE. Total other expense increased $389,000 to $0.9 million in the fiscal year 2001 third quarter from $0.5 million in the fiscal year 2000 third quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 18 new restaurants since the end of the fiscal year 2000 third quarter. As a percentage of sales, total other expense was 2.2% for the third quarter of 2001 versus 1.5% for the third quarter of 2000.

     INCOME TAXES (BENEFIT). The Company recorded income tax expense of $3.3 million in the third quarter of fiscal year 2001. During the quarter, the Company increased the valuation allowance for the deferred tax asset. Management believes that it is not likely that the deferred tax assets will be realized in the future.

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

     FOOD AND BEVERAGE. Food and beverage costs increased $7.1 million to $42.6 million in the first nine months of fiscal year 2001 from $35.5 million in the first nine months of fiscal year 2000. This increase is primarily attributable to 18 new restaurants opened by the Company since the end of the fiscal year 2000 first quarter. As a percentage of sales, food and beverage costs increased by 0.6 percentage points to 34.8% for the first nine months of fiscal year 2001 from 34.2% for the first nine months of fiscal year 2000. This increase can be attributable to 18 new restaurants opened by the Company since the end of the fiscal year 2000 third quarter, a change in beef procurement practices and a general increase in food cost. In the third quarter of 2001, the Company changed from using in house meat cutters to purchasing precut portion controlled beef. The Company estimates that the change to precut beef, increased food and beverage costs as a percentage of revenue by approximately 1.4%. The Company anticipates a 0.8% decrease in labor costs due to the elimination of all meat cutters

     LABOR AND BENEFITS. Labor and benefits costs increased $9.6 million to $39.7 million in the first nine months of fiscal year 2001 from $30.1 million in the first nine months of fiscal year 2000. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, labor and benefits costs increased 3.4 percentage points to 32.4% for the first nine months of fiscal year 2001 from 29% for the first nine months of fiscal year 2000. During the first nine months of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"). During the past three quarters, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

     OCCUPANCY AND OTHER. Occupancy and other costs increased $7.4 million to $29.0 million in the first nine months fiscal year 2001 from $21.7 million in the first nine months fiscal year 2000. The increase is due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter, increase in equipment rental expense and an increase in utilities expense due to higher fuel costs. As a percentage of sales, occupancy and other was 23.7% for the first nine months of fiscal year 2001 versus 21.0% for the first nine months of fiscal year 2000. During fiscal year 2000 and 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

     PRE-OPENING EXPENSES. Pre-opening expenses increased $766,000 to $2.1 million in the first nine months of fiscal year 2001 from $1.3 million in the first nine months of fiscal year 2000. The increase is primarily due to opening 12 restaurants during the first nine months of fiscal year 2001 as compared to 10 restaurant openings in the first nine months of fiscal year 2000.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.1 million to $7.4 million in the first nine months of fiscal year 2001 from $6.3 million in the first nine months of fiscal year 2000. The increase is primarily due to the operation of 18 new restaurants opened since the end of the fiscal year 2000 third quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

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

     TOTAL OTHER EXPENSE. Total other expense increased $844,000 to $2.6 million in the first nine months of fiscal year 2001 from $1.7 million in the first nine months of fiscal year 2000. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 18 new restaurants since the end of the fiscal year 2000 third quarter. As a percentage of sales, total other expense increased by .4 percentage points from 1.7% for the first nine months of fiscal year 2000 to 2.1% for the first nine months of fiscal year 2001.

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

     INCOME TAXES (EXPENSE). The Company recorded income tax expense of $1.8 million in the third quarter of fiscal year 2001. During the quarter, the Company increased the valuation allowance for the deferred tax asset. Management believes that it is not likely that the deferred tax assets will be realized in the future.

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

     The Company has experienced cashflow problems due to the fact that the Company has opened 30 new stores in the past twenty-four months combined with a pre-tax loss (before asset impairment) of approximately $8.9 million. The Company had net cash provided by operations of $11.1 million for the first nine months of 2000 versus ($1.6) million net cash used in operations for the first nine months of 2001. The Company has obtained a $1.5 million loan from Berjaya Group (Cayman) Limited (discussed below) to aid with the liquidity problem. The Company has implemented revenue enhancement programs along with cost reduction initiatives which management believes will produce positive cash flow to fund current operations. There is no assurance that these initiatives will produce sufficient cash flow to cover previously incurred liabilities and fund current operations. If these are not successful, the Company will have to obtain additional capital to ensure that the Company can continue to operate.

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

      The Company had negative working capital of $43.3 million at the end of the third quarter of 2001 due to the reclassification of all of the Finova debt from long term to current, which increased the negative working capital by $26.2 million.

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

    Material Contracts

    10.1 Convertible Secured Promissory Note dated February 14, 2001 between Roadhouse Grill, Inc. and Berjaya Group (Cayman) Limited.*

    10.2 Promissory Note dated February 21, 2001 between Roadhouse Grill, Inc. and Colorado Boxed Beef Company.*

    10.3 Repayment Plan dated March 3, 2001 between Roadhouse Grill, Inc. and Tinsley Advertising and Marketing Inc. and Clear Channel
         Communications, Inc.*

--------------
* Previously filed

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

