Form 10-K405
period 2001-04-29
ROADHOUSE GRILL INC
filed 2001-08-14
CIK 1019376

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 29, 2001

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

                  2703-A Gateway Drive, Pompano Beach, FL 33069
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 2001 was $4,929,491 based upon the closing sale price of $1.35 as reported on the Nasdaq National Market on August 1, 2001.

         The number of shares of the registrant's common stock outstanding as of August 1, 2001 was 9,708,741.

                              ROADHOUSE GRILL, INC.

                                    FORM 10-K
                        FISCAL YEAR ENDED APRIL 29, 2001

                                      INDEX


                                                                                             Page
                                                                                             ----
PART I

Item 1.    Business.......................................................................     2

Item 2.    Properties.....................................................................    17

Item 3.    Legal Proceedings..............................................................    17

Item 4.    Submission of Matters to a Vote of Security Holders............................    18

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters..........    18

Item 6.    Selected Financial Data........................................................    19

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................    21

Item 7A.   Quantitative and Qualitative disclosures about Market Risk.....................    30

Item 8.    Financial Statements and Supplementary Data....................................    30

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial
           Disclosure.....................................................................    30

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................    30

Item 11.   Executive Compensation.........................................................    32

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................    33

Item 13.   Certain Relationships and Related Transactions.................................    34

PART IV

Item 14.   Financial Statements and Exhibits..............................................    35


                                     PART I

         This report and the documents that are incorporated by reference into this report contain "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," or similar expressions are generally considered to be forward-looking statements. Specifically, this report and the documents incorporated into this report by reference contain forward-looking statements, including the following:

         o the Company's implementation of the roadhouse-style dining concept;
         o        anticipated trends in the economy and the restaurant industry;
         o the Company's strategies, plans, objectives and expectations concerning the Company's future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources;
         o the Company's ability to manage its debt and comply with the financial covenants in its debt instruments;
         o the Company's ability to maintain financial and accounting controls, management controls, reporting systems and procedures;
         o the Company's ability to identify potentially profitable restaurant locations;
         o the Company's ability to recruit, train and retain management personnel;
         o the Company's ability to manage labor, food costs and other operating expenses; and
         o costs associated with opening, or completing construction on, new restaurants.

         The forward-looking statements reflect the Company's current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report, including the section "Risk Factors," and in the documents that are incorporated into this report by reference, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

         o        net losses;
         o        outcome of the pending inquiries by Nasdaq and the SEC;
         o the Company's ability to reach an agreement with its lenders with regard to a waiver of certain debt covenant violations and an amendment to the financial covenants contained in certain of its loan facilities and the Company's ability to comply with such financial covenants in the future which may result in an acceleration of the amounts owed under the Company's loan facilities;
         o the likelihood that the Company will not be able to cure past payment defaults under certain of its loan facilities which may result in an acceleration of the amounts owed under the Company's loan facilities;
         o        availability of financing;
         o        the Company's ability to identify and open new restaurants;
         o the Company's ability to acquire adequate food supply and to obtain favorable food costs;
         o        changes in consumer preferences, tastes and eating habits;
         o        the availability of qualified labor;
         o        competition from other restaurants;
         o        construction delays;
         o        increase in interest rates; and
         o        national, regional and local economic and weather conditions.

ITEM 1.  BUSINESS

GENERAL

         The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name "Roadhouse Grill." The Company is currently one of the largest operators of the roadhouse-style casual dining restaurant concept in the United States.

         The Company was founded in 1992 and opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 29, 2001, there were 83 Company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, South Carolina and Tennessee. Of these, 35 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, and three franchised locations in Las Vegas, Nevada.

         On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. ("Cremonini Group"), a leading publicly traded Italian conglomerate, specializing in the food service industry in Europe. Under the joint venture agreement, the Cremonini Group is authorized to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. The Company expects that the joint venture will open its first Roadhouse Grill restaurant in Milan, Italy by November 2001.

FINANCIAL CONDITION/RESTATEMENT OF FINANCIAL STATEMENTS

         The Company incurred a net loss of $15.9 million for the fiscal year ended April 29, 2001 and has experienced significant cash flow problems. As of April 29, 2001, the Company's current liabilities exceeded its current assets by $47.8 million. The Company is also in default of certain covenants in its loan facilities' and payment provisions which may result in an acceleration of the amounts owed under the Company's loan facilities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         As a result of a review of its accounting records, the Company has restated its previously reported audited financial statements for the fiscal years ended April 30, 2000 and April 25, 1999 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended July 30, 2000, October 29, 2000 and January 28, 2001. The restated financial statements for fiscal years 2000 and 1999 are contained in this report. See Note 2 to the Consolidated Financial Statements included in this report for the restated amounts for each respective annual period. The Company filed amended Form 10-Ks for fiscal years 2000 and 1999 and amended Form 10-Qs for the fiscal 2001, 2000 and 1999 quarters containing the restated financial statements simultaneously with this report.

         On August 1, 2001, the date on which the Company announced that it would likely restate its financial statements, the Nasdaq National Market ("Nasdaq") halted trading in the Company's stock. Nasdaq has informed the Company that the trading halt will remain in effect until such time as the Company provides Nasdaq with more detailed information relating to the restatement. The Company expects to respond to Nasdaq's inquiry as soon as reasonably practicable. There can be no assurance as to when, if ever, the Company's stock will resume trading on Nasdaq.

         On August 3, 2001, the Securities and Exchange Commission ("SEC") informed the Company that it is conducting an informal inquiry regarding the restatement. The Company plans to cooperate fully with the SEC.

THE ROADHOUSE GRILL CONCEPT

         The Company's primary business is the operation of full-service, casual dining restaurants targeted toward singles, couples, families and senior citizens. Roadhouse Grill restaurants offer a diverse, moderately priced lunch and dinner menu highlighting exhibition cooking of steaks and other grilled entrees. The restaurants feature daily fresh baked yeast rolls, appetizers and free peanuts as signature items.

         Guest satisfaction comes from a pleasant restaurant atmosphere in which high-quality food and beverages are served at competitive prices. The Company motivates its employees to provide friendly and efficient service on a consistent basis.

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

         o BROAD CUSTOMER APPEAL. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and, particularly, families. The Company believes that to be attractive to families, a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup. In addition, each restaurant offers a special "Kids' Menu" featuring an assortment of entrees for approximately $2.99. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

MENU

         The Roadhouse Grill menu features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. The Company's steaks and prime rib are aged both before and after being cut and trimmed. The menu features over sixty items, including 13 cuts of steak ranging from 6 oz. to 18 oz. In addition to grilled selections, the menu offers a wide variety of appetizers, sandwiches, salads and desserts, including signature items such as Roadhouse cheese wraps and a daily selection of ice cream. Each entree is served with a choice of a house salad or Caesar salad, a choice of baked sweet potato, baked potato, home fries, French fries or rice pilaf and homemade yeast rolls. Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Prices range from $5.79 to $17.29. From 11:00 a.m. to 3:00 p.m. Monday through Friday, in addition to its full menu, each Roadhouse Grill offers a selection of 19 "Lunch in a Rush" menu items ranging from charbroiled steak salad to hand-breaded chicken strips and French fries, all prepared to order quickly and priced at $7.29 or less.

UNIT ECONOMICS

         The Company believes that Company-owned Roadhouse Grill restaurants produce attractive restaurant-level economics. The 72 Company-owned Roadhouse Grill restaurants open for the entire 52 weeks in fiscal year 2001 generated average net sales of approximately $2.1 million, average cash flow (operating income plus depreciation) of approximately $205,000, and average operating income of $82,600. The Company's average cash investment for these 72 restaurants was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. Restaurant-level economics are affected to the extent that the Company constructs free-standing units on Company-owned or leased land, rather than leasing existing buildings. In such cases, initial development costs are substantially greater and occupancy costs (other than depreciation) are substantially less when the Company leases existing buildings. The Company cannot predict if average unit-level economics would be altered significantly if in the future the mix of restaurants placed in leased buildings compared to free-standing buildings on Company-owned or leased land were to change materially from the Company's current mix.

EXPANSION

         As of April 29, 2001, there were 83 Company-owned Roadhouse Grill restaurants in the United States. Of these, 35 are located in Florida. The Company has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, and three franchised locations in Las Vegas, Nevada. The Company's long-term strategy is to expand the Roadhouse Grill concept. The Company opened 30 new restaurants in the past 24 months. As a result of the related development expenses, the Company did not generate sufficient cash flow to fund its operations. Due to the significant growth over the last three years and the Company's operating results for fiscal year 2001, the Company's focus in fiscal year 2002 will be to open the four Company-owned restaurants that were under construction or development on April 29, 2001 and to maximize its investment in its existing restaurants.

         The Company's ability to open new restaurants will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to: locate suitable restaurant sites; negotiate acceptable lease or purchase terms; obtain required governmental approvals and construct new restaurants in a timely manner; attract, train and retain qualified and experienced personnel and management; generate sufficient cash from operations or obtain sufficient debt or equity financing on favorable terms; and continue to operate its restaurants profitably. Due to these factors and others discussed in this report, there is no assurance that the Company will be able to continue to effectively develop or operate additional restaurants. There is also no assurance that additional restaurants that may be opened in the future will be profitable or that expansion will not result in reduced sales in existing restaurants in close proximity to new restaurants.

SITE SELECTION AND CONSTRUCTION

         The Company believes the site selection process is critical to the long-term success of any restaurant, and, accordingly, devotes significant time and effort to the investigation and evaluation of potential locations. Among the factors in the site selection process are market demographics (including population, age and median household income); traffic patterns and activity; site visibility, accessibility and parking; and proximity to residential developments, office complexes, hotels, retail establishments and entertainment areas. Another important factor is the convenience of the potential location to both lunch and dinner guests and the occupancy cost of the proposed site. The Company's current strategy is to cluster restaurants in markets that can support them with cost-effective media advertising. In addition, the Company believes that clustering multiple units in metropolitan areas allows more efficient supervision of the restaurants. The Company also considers existing or potential competition in the area and attempts to analyze the performance of other area restaurants. To date, the Company has placed most of its restaurants in or near neighborhood shopping malls and shopping centers, and currently expects to continue this strategy in the future.

         Corporate management of the Company determines which geographic areas may be suitable for Roadhouse Grill restaurants. Potential sites in those geographic areas are identified by Company personnel, consultants and independent real estate brokers. In connection with the Company's evaluation, Company personnel visit and analyze each potential site.

         When the Company has developed restaurants in existing buildings, construction has taken approximately 90 to 120 days after required construction permits have been obtained. Construction of restaurants on vacant land is a longer process and has generally ranged from 120 to 180 days. The Company's experience to date has been that obtaining construction permits has generally taken from 30 to 180 days. The Company engages outside general contractors for construction of its restaurants and expects to continue this practice for the foreseeable future.

RESTAURANT DESIGN AND LAYOUT

         The Company's prototypical restaurant format is approximately 6,800 square feet with seating for approximately 260 guests. Facilities range in size from 5,000 to 12,000 square feet with seating for approximately 190 to 398 guests. The Company uses a standardized design in constructing restaurants, with modifications made for each particular site. The Company is assisted by outside architects in the design of individual restaurants. The Company makes its standardized design available to its franchisees and has final right of approval on the design of each franchised restaurant.

         The Company believes its restaurants have a comfortable atmosphere and are visually appealing with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. The typical interior also includes multi-level seating, a full-service bar, an exhibition grill and display kitchen. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized "Roadhouse Grill" sign. In addition to the public areas, each restaurant has a food preparation and storage area including a fully-equipped kitchen.

RESTAURANT LOCATIONS

         The following table sets forth the location of Company-owned and franchised restaurants open as of April 29, 2001.

                                    NUMBER OF
                     COMPANY-OWNED RESTAURANTS IN OPERATION

                                                                   Number of
        Location                                                  restaurants
        --------                                                  -----------

        Florida..................................................       35
        Georgia..................................................       10
        New York.................................................        6
        Louisiana................................................        4
        South Carolina...........................................        4
        Alabama..................................................        2
        Mississippi..............................................        3
        Ohio.....................................................       11
        Arkansas.................................................        1
        Tennessee................................................        1
        North Carolina...........................................        6
                                                                       ---
        Total....................................................       83


                                    NUMBER OF
                       FRANCHISED RESTAURANTS IN OPERATION


                                                                   Number of
        Location                                                  restaurants
        --------                                                  -----------

        Nevada...................................................        3
        Malaysia.................................................        3
        Brasilia, Brazil ........................................        1
                                                                       ---

        Total....................................................        7

FRANCHISE OPERATIONS

         In addition to operating Company-owned restaurants, the Company has seven franchise locations. The Company currently has four franchisees: Roadhouse Operating Company, LLC ("Roadhouse Operating"), Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong"), Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"), and Brent Empreendimentos e Alimentacao Ltda. ("Roadhouse Grill Brazil"). Berjaya Group (Cayman) Limited ("Berjaya"), the majority shareholder of the Company, directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

         The Company is currently seeking to develop additional franchising opportunities on an international basis with primary focus on development in Europe and South America. The Company does not plan significant franchising in the United States in the foreseeable future.

         ROADHOUSE OPERATING. Roadhouse Operating entered into an initial franchise agreement and Master Development Agreement with the Company in August 1995. Pursuant to the Master Development Agreement, the Company will enter into a franchise agreement with Roadhouse Operating for each new franchise restaurant prior to the opening of that restaurant.

         The Master Development Agreement between the Company and Roadhouse Operating provides for the exclusive development of up to five restaurants over a period ending October 31, 1999 in Clark County, Nevada (which includes the Las Vegas, Nevada metropolitan area). Under the Master Development Agreement, Roadhouse Operating's exclusive right to develop Roadhouse Grill restaurants is contingent upon it meeting the development schedule set forth in the Master Development Agreement. The Company is precluded from operating, or franchising others to operate, Roadhouse Grill restaurants in the specified area so long as the exclusive development rights remain in effect. Pursuant to the Master Development Agreement, and in each case pursuant to a separate franchise agreement, Roadhouse Operating currently operates three Roadhouse Grill restaurants.

         Roadhouse Operating pays the Company a percentage royalty fee based on gross sales. Under the Master Development Agreement, Roadhouse Operating is not obligated to pay any area development or initial franchise fees.

         Roadhouse Operating was not able to meet the development schedule under the Master Development Agreement which expired on October 31, 1999. The Company has verbally granted Roadhouse Operating an indefinite period of time to comply with the development schedule and an indefinite extension of the term of the Master Development Agreement.

         ROADHOUSE GRILL HONG KONG. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong, which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the Master Development Agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for restaurants that it develops, but is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay the Company a royalty on gross sales in connection with the operation of each of its restaurants. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee, payable by the third party franchisee to Roadhouse Grill Hong Kong, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and royalty fees based on gross sales.

         As of April 29, 2001, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants, and the Company does not anticipate that Roadhouse Grill Hong Kong will develop any Roadhouse Grill restaurants in the foreseeable future.

         ROADHOUSE GRILL ASIA. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia which is for an indefinite period and covers countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the Master Development Agreement, Roadhouse Grill Asia is required to open and maintain at least 30 Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong. See Item 13 "Certain Relationships and Related Transactions."

         Roadhouse Grill Asia currently operates three franchised Roadhouse Grill restaurants in Malaysia. The Company has verbally granted Roadhouse Grill Asia an indefinite period of time to comply with its development schedule.

         ROADHOUSE GRILL BRAZIL. In May 1999, the Company entered into a Master Development Agreement with Roadhouse Grill Brazil, which provides for the development and franchising of Roadhouse Grill restaurants in Brazil. Under the agreement, which is for an indefinite period, Roadhouse Grill Brazil is required to open and maintain at least eight Roadhouse Grill restaurants during the first ten years of the term of the agreement. Roadhouse Grill Brazil pays the Company a one-time franchise fee for each new restaurant opened and an ongoing service fee based on gross sales.

         Roadhouse Grill Brazil currently operates one Roadhouse Grill restaurant in Brasilia, Brazil.

JOINT VENTURE

         On July 6, 2000, the Company entered into a joint venture agreement with the Cremonini Group, a leading publicly-traded Italian conglomerate, specializing in the food service industry in Europe. Under the joint venture agreement, Cremonini Group is authorized to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. The Company is not required to make any capital outlay in connection with the joint venture. In accordance with the terms of the joint venture agreement, the Company owns a 1.5% equity interest in the joint venture and has an option to purchase up to an additional 10% equity interest in the joint venture. In addition, the Company is entitled to royalty fees based on gross sales.

         The Company expects that the joint venture will open its first Roadhouse Grill restaurant in Milan, Italy by November 2001.

ADVERTISING AND MARKETING

         The Company attempts to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand-awareness and increase efficiencies in its marketing efforts. The Company also utilizes radio, billboard and print advertising to promote its restaurants and build brand-awareness. The Company's motto is: "Roadhouse Grill...Eat, Drink and be Yourself." The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. For fiscal year 2001, advertising and marketing expense relating to Roadhouse Grill restaurants amounted to approximately 2.5% of total revenues.

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

         Roadhouse Grill restaurants generally operate with a general manager, a dining room manager, a kitchen manager and one or two assistant managers depending upon volume. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with Company standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 65 employees. The Company currently employs 14 area supervisors, each of whom is responsible for three to six restaurants. There are four regional directors, each of whom is responsible for four to six area supervisors. The four regional directors communicate daily with the Interim Vice President of Operations.

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

         In connection with the opening of each new restaurant, the Company sends an experienced training team to train and assist the new restaurant employees. The training team generally arrives at each restaurant two weeks prior to opening and remains for four weeks after opening. Typically, the general manager, the dining room manager and the kitchen manager of each new restaurant are individuals who have been managers at an existing Roadhouse Grill restaurant.

         The development and success of the Company's restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers at such restaurants. The Company's inability to recruit and retain high-quality personnel may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect the Company's results of operations or business. Competition for qualified employees could require the Company to pay higher wages to attract sufficient qualified employees which could result in higher labor costs.

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

         The Company's profitability is dependent in large measure on its ability to anticipate and react to changes in food and supply costs. Various factors beyond the Company's control, including climatic changes and government regulations, may affect food costs. Specifically, the Company's dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects it to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. The failure to react to these increases could materially and adversely affect the Company's business and result of operations. In addition, during fiscal year 2001, the Company purchased approximately 33% of its food and other restaurant supplies from two suppliers. The Company's dependence on a small number of suppliers subjects it to the risk of possible shortages or interruptions in supply if any of these suppliers is not able to provide food and supplies to the Company's restaurants in a timely manner.

         REPORTING AND FINANCIAL CONTROLS. The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. In addition, each restaurant is equipped with a computerized accounting system that allows restaurant management to efficiently manage labor, food cost and other direct operating expenses, that provide corporate management rapid access to financial data and that reduces time devoted by its restaurant managers to administrative responsibilities. Guest counts, sales, cash deposits and labor cost information are collected daily from each restaurant. Physical inventories of all food and beverage items are performed weekly. Each restaurant manager receives a restaurant level weekly profit and loss statement, and at the end of each accounting period, operating statements are prepared for each location. The weekly and accounting period operating statements are reviewed at both the corporate level and restaurant level for variances from expected results to allow for any corrective actions to be taken as quickly as possible.

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

SEASONALITY

         The Company's operating results fluctuate seasonally because of its geographic concentration. Of the 83 restaurants currently owned and operated by the Company, 35 are located in residential areas in Florida. The Company's restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company's results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida's economy or by hurricanes or other adverse weather conditions in Florida.

GOVERNMENT REGULATION

         Each Roadhouse Grill restaurant is subject to and affected by various federal, state and local laws and governmental regulations, including those relating to the preparation, sale and service of food and alcoholic beverages, designation of non-smoking and smoking areas, accessibility of restaurants to disabled customers, development and construction of restaurants and environmental matters. Difficulties or failures in obtaining the required construction and operating licenses, permits or approvals could delay or prevent the opening of a new restaurant. Roadhouse Grill believes that it is operating in material compliance with applicable laws and regulations.

         The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Legislative proposals are introduced by governmental authorities from time to time that would, if enacted, have a material adverse effect on the Company's business by increasing the Company's operating costs. Material increases in unemployment tax rates, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect the Company's business. There is no assurance that the Company would be able to pass such increased costs on to its guests or that, if it were able to do so, it could do so in a short period of time.

         Sale of alcoholic beverages account for approximately 10% of the Company's revenues. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of the Company's restaurants, including minimum age of patrons consuming, and employees serving, alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. The Company is also subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

         The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

         In connection with its sale of franchises, the Company is subject to the United States Federal Trade Commission rules and regulations and state laws that regulate the offer and sale of franchises. The Company also is subject to laws that regulate certain aspects of the franchise relationship.

         The Company is subject to various local, state and federal laws regulating the discharge of pollutants into the environment. The Company believes that its operations are in material compliance with applicable environmental laws and regulations. The Company conducts environmental audits of all proposed restaurant sites in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such sites. However, there can be no assurance that the Company will not incur material environmental liability in connection with any of its owned or leased properties.

EMPLOYEES

         At April 29, 2001, the Company employed approximately 5,513 persons, of whom 5,055 were restaurant employees, 410 were restaurant management and supervisory personnel, and 48 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. No Company employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are generally satisfactory.

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

         The Company believes that its trademarks and service marks have significant value and are essential to the Company's ability to create demand for and awareness of its restaurants. There can be no assurance, however, that the Company's marks would be upheld if challenged or that the Company would not be prevented from using its marks. The Company also relies on trade secrets and proprietary know-how. The Company employs various methods to protect its concepts and recipes. However, these methods may not completely protect the Company.

RISK FACTORS

THE COMPANY HAS EXPERIENCED RECENT LOSSES AND CASH FLOW PROBLEMS AND IF THE COMPANY IS NOT PROFITABLE IN THE FUTURE, ITS FINANCIAL CONDITION AND STOCK PRICE COULD SUFFER.

         The Company experienced a net loss of $15.9 million for the fiscal year ended April 29, 2001. The Company expects to incur a net loss for fiscal year 2002. As of April 29, 2001, the Company's current liabilities exceeded its current assets by $47.8 million. There can be no assurance that in the future the Company will be able to achieve or maintain profitability on a quarterly or annual basis or that it will be able to achieve revenue growth.

         The Company opened 30 new restaurants in the past 24 months. As a result of the related development expenses, the Company did not generate sufficient cash flow to fund its operations. On February 14, 2001, the Company obtained a $1.5 million loan from Berjaya Group (Cayman) Limited ("Berjaya"), its principal shareholder, to assist with its liquidity problem. That loan is due on demand by Berjaya. If the Company's cash flow from operations are insufficient to cover the Company's current operations, the Company may have to obtain additional capital so that it can continue to operate its business. The Company cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. In addition, the Company's ability to pledge assets as collateral is limited by its current loan agreements. As a result, any additional financing may have to be in the form of unsecured debt or equity.

THE COMPANY IS NOT IN COMPLIANCE WITH THE TERMS OF CERTAIN OF ITS LOAN FACILITIES WHICH ARE SECURED BY LIENS ON SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS.

         The Company's loan facilities with Finova Capital Corporation are secured by assets with a carrying value of $35.1 million. The facilities require compliance with several financial covenants. The Company is not in compliance with the cash-flow coverage ratio. In addition, the Company is currently in default on the principal payments required by the loan facilities. The Company is in the process of negotiating a waiver of certain covenant violations and an amendment to those financial covenants with Finova. If the Company is not able to cure past payment defaults, negotiate new financial covenants and comply with the new financial covenants with Finova, Finova could immediately accelerate all amounts due and sell or otherwise dispose of the Company's assets used to secure its obligations, any of which would significantly and negatively impact the Company's financial condition and operating results.

         The Company's loan facilities with First Union are secured by assets with a carrying value of $5.3 million. The facilities require compliance with several financial covenants. The Company is not in compliance with the cash-flow coverage ratio. The Company is in the process of negotiating a waiver of certain covenant violations and an amendment to those financial covenants. If the Company is not able to negotiate new financial covenants and comply with the new financial covenants, First Union could immediately accelerate all amounts due and sell or otherwise dispose of the Company's assets used to secure its obligations, any of which would significantly and negatively impact the Company's financial condition and operating results.

THE COMPANY'S AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED APRIL 29, 2001 CONTAIN A "GOING CONCERN" LIMITATION.

         The independent auditors' report for the Company's financial statements for the year ended April 29, 2001 states that because of the Company's significant cash flow problems, a net loss of $15.9 million for the year ended April 29, 2001 and the default of certain of the Company's loan facilities' covenants and payment provisions, there is substantial doubt about the Company's ability to continue as a going concern. A "going-concern" opinion indicates that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE COMPANY'S FINANCIAL STATEMENTS FOR FISCAL YEARS 2000 AND 1999 HAVE BEEN RESTATED WHICH CAUSED NASDAQ TO TEMPORARILY HALT TRADING IN THE COMPANY'S STOCK.

         As a result of a review of its accounting records, the Company has restated its previously reported audited financial statements for fiscal years ended April 25, 1999 and April 30, 2000 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended January 28, 2001, October 29, 2000 and July 30, 2000.

         The net impact of the restatement described above resulted in a decrease in net income and basic and diluted earnings per share for the fifty-three weeks ended April 30, 2000 of $906,000 and $0.10 and $0.09 per share, respectively. The net impact of the restatement described above resulted in a decrease in net income and both basic and diluted earnings per share for the fifty-two weeks ended April 25, 1999 of $300,000 and $0.03 per share.

         On August 1, 2001, the date on which the Company announced that it would likely restate its financial statements, Nasdaq halted trading in the Company's stock. Nasdaq has informed the Company that the trading halt will remain in effect until such time as the Company provides Nasdaq with more detailed information relating to the restatement. The Company expects to respond to Nasdaq's inquiry as soon as reasonably practicable. There can be no assurance as to when, if ever, the Company's stock will resume trading on Nasdaq.

         On August 3, 2001, the SEC informed the Company that it is conducting an informal inquiry regarding the Company. The Company plans to cooperate fully with the SEC.

THE COMPANY HAS WRITTEN DOWN, AND MAY NEED TO WRITE DOWN IN THE FUTURE, ITS ASSETS, WHICH WOULD ADVERSELY IMPACT THE COMPANY'S ASSETS AND NET INCOME.

         The Company recorded a $3.1 million charge in fiscal year 2001 due to the impairment of assets at four stores. The Company may be required to take additional asset impairment charges in the future due to factors such as changes in demographics, traffic patterns, competition, and the loss of anchor retail stores in the malls in which the Company operates. Any future impairment charges could have a material adverse effect on the Company's assets and net income.

THE COMPANY MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY EXPAND ITS RESTAURANT OPERATIONS.

         The Company has expanded from 43 restaurants at the end of fiscal year 1998 to 83 restaurants as of April 29, 2001. The Company expects to open four restaurants in fiscal year 2002. The Company's ability to expand successfully will depend on a number of factors, including:

         o        availability of suitable financing;
         o        identification and availability of suitable locations;
         o        competition for restaurant sites;
         o        negotiation of favorable lease arrangements;
         o timely development of commercial, residential, street or highway construction near its restaurants;
         o management of the costs of construction and development of new restaurants;
         o        securing required governmental approvals and permits;
         o recruitment of qualified operating personnel, particularly managers;
         o        weather conditions; and
         o        competition in new markets.

         The opening of additional restaurants will depend in part upon the Company's ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support its expansion. The Company may require additional debt or equity financing to continue to open new restaurants. The Company cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If the Company is unable to obtain additional funds in a timely manner or on acceptable terms, it may have to curtail or suspend the expansion of its operations, which could lead to overall lower revenues and adversely effect the Company's financial results and prospects. If adequate funds are not available on acceptable terms, the Company may not be able to fund its expansion or respond to competitive pressures.

         The Company may not be able to open its planned new operations on a timely basis, if ever, and, if opened, these restaurants may not be operated profitably. The Company expects to experience delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on the Company's business, financial condition, results of operations or cash flows.

THE COMPANY'S UNFAMILIARITY WITH NEW MARKETS MAY PRESENT RISKS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FUTURE GROWTH AND PROFITABILITY.

            The Company's growth strategy depends on its ability to successfully expand its Roadhouse Grill brand into new markets in which it has no operating experience. Historically, new restaurants opened in expanded markets generally take about 15 to 36 months to achieve expected company-wide targeted levels of performance. This is due to higher operating costs caused by temporary inefficiencies typically associated with expanding into new regions and opening new restaurants, such as lack of market awareness and acceptance and unavailability of experienced staff. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than the Company's existing markets, which may cause the Company's restaurants in these new markets to be less successful than the Company's restaurants in its existing markets. As a result, the Company's continued expansion may result in an increase in operating costs. There can be no assurance that restaurants in new markets will be successful.

IMPLEMENTING THE COMPANY'S GROWTH STRATEGY MAY STRAIN ITS MANAGEMENT RESOURCES AND NEGATIVELY IMPACT ITS COMPETITIVE POSITION.

         The Company's growth strategy may strain its management, financial and other resources. The Company must maintain a high level of quality and service at its existing and future restaurants, continue to enhance its operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers.
The Company may not be able to effectively manage these and other factors necessary to permit it to achieve its expansion objectives, and any failure to do so could negatively impact its competitive position.

THE COMPANY'S PROFITABILITY IS DEPENDENT IN LARGE MEASURE ON FOOD AND SUPPLY COSTS WHICH ARE NOT WITHIN THE COMPANY'S CONTROL.

         The Company's profitability is dependent in large measure on its ability to anticipate and react to changes in food and supply costs. Various factors beyond the Company's control, including climatic changes and government regulations, may affect food costs. Specifically, the Company's dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects it to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. While the Company has been able to anticipate and react to increasing food costs through purchasing practices, menu changes and price adjustments in the past, there can be no assurance that the Company will be able to do so in the future. The failure to react to these increases could materially and adversely affect the Company's business and result of operations.

THE COMPANY'S OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER DUE TO VARIOUS FACTORS BEYOND ITS CONTROL, INCLUDING SEASONALITY.

         The Company's operating results fluctuate seasonally because of its geographic concentration. Of the 83 restaurants currently owned and operated by the Company, 35 are located in residential areas in Florida.

         The Company's restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company's results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida's economy or by hurricanes or other adverse weather conditions in Florida. Also, adverse publicity in Florida relating to Roadhouse Grill restaurants could have a more pronounced effect on the Company's results of operations than might be the case if its restaurants were broadly dispersed geographically. Although the Company has expanded its operations in other geographic markets, to, among other things, offset some of the effects on its operating results due to its concentration in the Florida market, there can be no assurance that the Company's restaurants outside of the Florida area will be successful and have a positive effect on the seasonal nature of its operating results. Because of the seasonality of the Company's business, its results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

         In addition to seasonality, the Company's quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

         o the amount of sales contributed by new and existing restaurants;
         o        labor costs for the Company's personnel;
         o the Company's ability to achieve and sustain profitability on a quarterly or annual basis;
         o        consumer confidence and changes in consumer preferences;
         o health concerns, including adverse publicity concerning food-related illness;
         o the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and
         o economic conditions generally and in each of the markets in which the Company is located.

         In addition, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. The Company's experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than those expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses and labor and operating costs. Therefore, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, the Company's results of operations may be below the expectations of public market analysts and investors.

INTENSE COMPETITION IN THE RESTAURANT INDUSTRY COULD PREVENT THE COMPANY FROM INCREASING OR SUSTAINING ITS REVENUES AND PROFITABILITY.

         The restaurant industry, particularly the full-service casual dining segment, is highly competitive. The Company competes with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to that of the Company. The Company competes in the areas of price, service, location, concept and food quality, including taste, freshness, healthfulness and nutritional value.

         The Company has numerous well-established competitors, some of which dominate the industry. These competitors possess substantially greater financial, marketing, personnel and other resources than the Company. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition. The Company also engages in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the Company competes with other restaurant companies and retailers for sites, labor and, in many cases, customers.

         The Company believes that the full-service casual dining segment is likely to attract a significant number of new entrants. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service casual restaurant industry have introduced products intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. The Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. The Company may need to modify or refine elements of its restaurant system to evolve its concept in order to compete with popular new restaurant formats or concepts that develop from time to time. There can be no assurance that the Company will be successful in implementing these modifications.

         The restaurant business is often affected by changes in:

         o        consumer tastes;
         o        national, regional or local economic conditions;
         o        demographic trends;
         o        consumer confidence in the economy;

         o        discretionary spending priorities;
         o        weather conditions;
         o        tourist travel;
         o        traffic patterns; and
         o        the type, number and location of competing restaurants.

         Changes in these factors could prevent the Company from increasing or sustaining its revenues and profitability and result in a material adverse effect on its business, financial condition, results of operations or cash flows.

THE COMPANY IS DEPENDENT UPON SUPPLY AND QUALITY OF FOOD PRODUCTS.

         The success of the Company's restaurants depends upon frequent deliveries of fresh products. The Company is routinely exposed to the risks that shortages or interruptions in supply can occur and adversely affect the availability, quality and cost of these critical food products. Regional weather conditions may also adversely affect product supply and quality. In the recent past, certain types of steak products and seafood have experienced fluctuations in supply availability. The Company has historically utilized several food suppliers and has not experienced significant difficulty in obtaining adequate supplies of fresh food products on a timely basis. However, there can be no assurance that in the future inadequate supplies of fresh food products, especially steak products, might not have a materially adverse effect on the Company's operations and profitability.

THE COMPANY IS AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES WHICH CAN CAUSE GUESTS TO AVOID ITS RESTAURANTS AND RESULT IN LIABILITIES.

         Health concerns, including adverse publicity concerning food-related illness, although not specifically related to the Company's restaurants, could cause guests to avoid its restaurants which would have a negative impact on its sales. The Company may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on its business and results of operations. The Company may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are true or whether the Company is ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on the Company's business, competitive position and results of operations.

THE COMPANY COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

         The development and success of the Company's restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers at such restaurants. The Company's inability to recruit and retain such individuals may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect the Company's results of operations or business. In addition, the Company's success depends in part upon its ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could cause the Company's business and results of operations to suffer. Also, competition for qualified employees could require the Company to pay higher wages to attract sufficient qualified employees which could result in higher labor costs.

INCREASES IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS AND FINANCIAL RESULTS

         A number of the Company's employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. Any minimum wage increase may have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

THE COMPANY IS DEPENDENT UPON ITS CHIEF EXECUTIVE OFFICER AND OTHER KEY
EMPLOYEES.

         The Company believes that the development of its business has been, and will continue to be, dependent on Ayman Sabi, its Chief Executive Officer, and other key executive employees. The loss of Mr. Sabi's services could have a material adverse effect on the Company's business, and there can be no assurance that an adequate replacement could be found for Mr. Sabi in the event of his unavailability. The Company's continued growth will further depend on its ability to attract and retain additional skilled senior management personnel, including, but not limited to, senior operations personnel.

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS TRADEMARKS, SERVICE MARKS AND PROPRIETARY INFORMATION.

         The Company has registered the trademarks and service marks it is currently using, including the "Roadhouse Grill" service mark. The Company believes that its trademarks and service marks have significant value and are essential to the Company's ability to create demand for and awareness of its restaurants. There can be no assurance, however, that the Company's marks would be upheld if challenged or that the Company would not be prevented from using its marks. Any of these occurrences could materially adversely affect the Company. In addition, there can be no assurance that the Company will have the financial resources necessary to enforce or defend its marks.

         The Company also relies on trade secrets and proprietary know-how. The Company employs various methods to protect its concepts and recipes. However, these methods may not completely protect the Company. There can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts and recipes.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD HARM THE COMPANY'S BUSINESS AND REPUTATION.

         The Company is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

         o        the environment;
         o        building construction;
         o        zoning requirements; and
         o        the preparation and sale of food and alcoholic beverages.

         The Company's facilities are licensed and subject to regulation under state and local fire, health and safety codes. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Various federal and state labor laws govern the Company's operations and its relationship with its employees, including minimum wage, overtime, safety and working conditions, fringe benefit and citizenship requirements. In particular, the Company is subject to the regulations of the Immigration and Naturalization Service (INS). Given the location of many of the Company's restaurants, even if the Company operates those restaurants in strict compliance with INS requirements, the Company's employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in the Company's work force. Material increases in unemployment tax rates or the cost of compliance with any applicable law or regulation could materially and adversely affect the Company's business.

         Sales of alcoholic beverages account for approximately 10% of the Company's revenues. The Company is required to comply with the alcohol licensing requirements of various government agencies, including states and municipalities where the Company's restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If the Company fails to comply with federal, state or local regulations its licenses may be revoked and it may be forced to terminate the sale of alcoholic beverages at one or more of its restaurants.

         The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities.

         The Company is also subject in certain states to "dram-shop" statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on the Company's results of operations and financial condition.

         In connection with the Company's franchise operations, it is required to comply with Federal Trade Commission and state laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises.

         Failure to comply with the regulations described above could negatively impact the Company's business and reputation.

OWNERSHIP OF APPROXIMATELY 62% OF THE COMPANY'S OUTSTANDING COMMON STOCK BY ONE STOCKHOLDER WILL LIMIT THE COMPANY'S SHAREHOLDERS' ABILITY TO INFLUENCE CORPORATE MATTERS.

         Berjaya beneficially owns, directly or indirectly, approximately 62% of the Company's outstanding Common Stock. As a result, Berjaya will be able to control major decisions of corporate policy, elect the Company's entire board of directors and determine the outcome of any major transaction or other matters submitted to the Company's shareholders or board of directors, including potential mergers or acquisitions, and amendments to the Company's articles of incorporation. Shareholders other than Berjaya are therefore likely to have little or no influence on decisions regarding such matters.

THE COMPANY'S BOARD OF DIRECTORS MAY ISSUE SHARES OF PREFERRED STOCK WITHOUT STOCKHOLDER APPROVAL.

         The Company's articles of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with rights and preferences that may be determined from time to time by the Company's Board of Directors. Such preferred stock could adversely affect the voting power or other rights of the holders of outstanding shares of the Company's Common Stock. In addition, the issuance of shares of preferred stock may have the effect of rendering more difficult, or discouraging, an acquisition or change in control of the Company. Although the Company does not have any current plans to issue any series or shares of preferred stock, it may do so in the future.

ITEM 2. PROPERTIES

         As of April 29, 2001, all but 16 of the Company's restaurants were located in leased space. Initial lease expirations range from five to 20 years, with the majority of these leases providing renewal options extending the lease term. All of the Company's leases provide for a minimum annual rent, and several leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases which require the Company to pay the costs of insurance, taxes and a portion of the lessors' operating costs. The Company believes its facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for the present business needs of the Company.

         The Company owns a 30,000 square foot office building in Pompano Beach, Florida. The Company relocated its corporate functions to this facility in October 1999. The Company occupies approximately 17,000 square feet of the new facility and has subleased the remaining 13,000 square feet for a three-year period ending in January 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no maters submitted for a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         As of August 1, 2001, the Company's authorized and issued common equity consists of 9,708,741 shares of common stock, par value $.03 per share. The common stock of the Company has been traded on the Nasdaq National Market System since the Company's initial public offering on November 26, 1996 under the symbol "GRLL".

         The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq National Market:

                                             High($)              Low($)
                                             -------              ------

                   FISCAL 2000

                   First Quarter             6.88                 5.75
                   Second Quarter            6.25                 5.00
                   Third Quarter             6.19                 3.69
                   Fourth Quarter            5.88                 3.88


                   FISCAL 2001

                   First Quarter             6.19                 4.00
                   Second Quarter            5.44                 2.44
                   Third Quarter             2.84                 1.09
                   Fourth Quarter            1.75                 1.22

         On August 1, 2001, the last reported sales price of the common stock on the Nasdaq National Market was $1.35. As a result of the Company's announcement on August 1, 2001 that it would likely restate its financial statements, Nasdaq halted trading in the Company's stock. Nasdaq has informed the Company that the trading halt will remain in effect until such time as the Company provides Nasdaq with more detailed information relating to the restatement. The Company expects to respond to Nasdaq's inquiry as soon as reasonably practicable. There can be no assurance as to when, if ever, the Company's stock will resume trading on Nasdaq.

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

SHAREHOLDERS

         As of April 29, 2001, there were 73 shareholders of record of the Company's common stock. A portion of the Company's outstanding common stock is held of record in broker "street name" for the benefit of individual investors.

ISSUANCE OF UNREGISTERED SECURITIES

         On February 14, 2001, the Company issued a 10% convertible promissory note in the original principal amount of $1.5 million to Berjaya in exchange for a $1.5 million loan. The note, which is payable on demand, is convertible at any time, at Berjaya's option, into that number of shares of common stock of the Company having an aggregate market value on the date of conversion equal to the outstanding principal amount of the Note, and all accrued but unpaid interest, on the date of conversion. The note was, and the shares into which the note is convertible will be, issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. As a result of a review of its accounting records relating to the Company's various operating expenses, the selected financial data for fiscal years ended April 30, 2000 and April 25, 1999 have been restated. The selected financial data and the accompanying Management's Discussion and Analysis of Results of Operations and Financial Condition set forth herein reflect the restatement. See Note 2 to the Consolidated Financial Statements for a discussion of the restatement.

                                                                                                        (Unaudited)
                                                                                           17 Weeks       17 Weeks
                                                                           (Unaudited)      Ended          Ended
                                 Fiscal 2001   Fiscal 2000   Fiscal 1999   Fiscal 1998  April 26, 1998 April 27, 1997 Fiscal 1997
                                 -----------   -----------   -----------   -----------  -------------- -------------  -----------
                                              (As restated) (As restated)
STATEMENT OF OPERATIONS DATA:
($ IN THOUSANDS, EXCEPT
 SHARE DATA)

Total revenues ................  $   168,055   $   148,897   $   121,067   $   100,508   $    37,803   $    30,395   $    93,115
Cost of Restaurant Sales:
  Food and beverage ...........       59,112        50,268        40,606        34,002        12,487        10,360        31,876
  Labor and benefits ..........       54,059        43,512        33,969        29,232        10,340         8,957        27,849
  Occupancy and other .........       39,269        30,067        23,089        19,001         7,499         5,191        16,692
  Pre-opening expenses ........        2,481         2,387         1,318         1,822           520           719         2,021
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
          Total cost of
           restaurant sales ...      154,921       126,234        98,982        84,057        30,846        25,227        78,438

Depreciation and amortization .       10,297         8,560         7,351         5,672         2,145         1,454         4,981
General and administrative
 expenses .....................       10,954         8,241         6,766         6,645         2,210         1,773         6,208
Impairment of long-lived
 assets .......................        3,066            --            --         1,120            --            --         1,120
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
          Total operating
           expenses ...........      179,238       143,035       113,099        97,494        35,201        28,454        90,747
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Operating (loss) ..............      (11,183)        5,862         7,968         3,014         2,602         1,941         2,368

Other income (expense):
  Interest expense, net .......       (3,655)       (2,301)       (2,210)       (1,924)         (719)         (347)       (1,552)
  Equity in loss of affiliates            --            --            (3)           90            57            29            62
  Other, net ..................          800            --            --          (611)           --            --          (611)
                                 -----------   -----------   -----------   -----------   -----------   -----------    ----------

    Total other expense .......       (2,855)       (2,301)       (2,213)       (2,445)         (662)         (318)       (2,101)
                                 -----------   ----------    -----------   ----------    -----------   -----------    ----------
    (Loss) income before
       income taxes and
       cumulative effect of
       change in accounting
       principle ..............      (14,038)        3,561         5,755           569         1,940         1,623           267
          Income tax expense ..        1,818            78            47           216            81            40           175
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

    (Loss) income before
       Cumulative change in
       Accounting principle ...      (15,856)        3,483         5,708           353         1,859         1,583            92
    Cumulative effect of change
       In accounting principle
       (net of tax benefit
       of $248 ................           --          (877)           --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net (loss) income .............  $   (15,856)  $     2,606   $     5,708   $       353   $     1,859   $     1,583   $        92
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========
Basic net (loss) income per
  Common share:
  Basic income before
    Cumulative effect of change
    In accounting principle ...  $     (1.63)  $      0.36   $      0.60   $      0.04   $      0.20   $      0.17   $      0.01
  Cumulative effect of change
    In accounting principle ...           --         (0.09)           --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Basic net (loss) income per
  Common share: ...............  $     (1.63)  $      0.27   $      0.60   $      0.04   $      0.20   $      0.17   $      0.01
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========
Diluted net (loss) income
 per common share:
  Diluted income before
    Cumulative effect
     of change In
     accounting principle .....  $     (1.63)  $      0.36   $      0.59   $      0.04   $      0.20   $      0.17   $      0.01
  Cumulative effect of
    change in
    Accounting principle ......           --         (0.09)           --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Diluted net (loss) income
  per Common share ............  $     (1.63)  $      0.27   $      0.59   $      0.04   $      0.20   $      0.17   $      0.01
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========
Weighted average common
  shares Outstanding ..........    9,708,741     9,708,741     9,536,631     9,305,408     9,305,408     9,305,408     9,305,408
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========
Weighted average common
  shares and share
  equivalents outstanding-
  assuming dilution ...........    9,708,741     9,792,019     9,668,469     9,315,139     9,326,642     9,315,307     9,305,408
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                                                                                                      (Unaudited)
                                                                                                        17 Weeks        17 Weeks
                                                                                      (Unaudited)        Ended           Ended
                                      Fiscal 2001     Fiscal 2000     Fiscal 1999     Fiscal 1998    April 26, 1998  April 27, 1997
                                      -----------     -----------     -----------     -----------    --------------  --------------
                                                     (As restated)   (As restated)   (As restated)    (As restated)
BALANCE SHEET DATE:
(IN THOUSANDS, EXCEPT SHARE DATA)

Working capital (deficit) .......      $ (47,803)      $ (17,111)      $  (6,401)      $  (6,020)      $  (6,020)      $ (10,932)
Total assets ....................        100,328         104,414          90,972          80,036          80,036          67,870
Long-term debt and due to
     related parties, including
     current portion ............         36,513          25,661          19,505          19,095          19,095          12,850
Obligations under capital leases,
     including current portion ..          5,742           6,479          11,933           7,542           7,542           4,186

Total shareholders' equity ......      $  36,971       $  52,827       $  50,221       $  42,998       $  42,998       $  42,549


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name "Roadhouse Grill." The Company was founded in 1992 and opened its first restaurant in 1993. As of April 29, 2001, there were 83 Company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, South Carolina and Tennessee. Of these, 35 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil and three franchised locations in Las Vegas, Nevada.

         The Company has determined that its audited financial statements as of and for the fiscal years ended April 30, 2000 and April 25, 1999 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended July 30, 2000, October 29, 2000 and January 28, 2001 were inaccurate and required the following adjustments: for fiscal year 2000, an increase in occupancy and other expenses for property tax, rent, advertising and legal expenses; an increase in labor and benefits for insurance and payroll; an increase in depreciation and amortization; a decrease in the cumulative effect of change in accounting principle; and a decrease in income tax expense; and for fiscal year 1999, an increase in occupancy and other expense to record accruals for property tax, rent, advertising and legal expenses; an increase in labor and benefits expense to record additional insurance and payroll expenses; and a reduction in income tax expense.

         This Management's Discussion and Analysis of Financial Condition and Results of Operation reflects the restatement of the Company's previously reported financial results for fiscal years 2000 and 1999. The Company filed amended Form 10-Ks for fiscal years 2000 and 1999 and amended Form 10-Qs for the fiscal 2001, 2000 and 1999 quarters containing the restated financial statements simultaneously with this report.

         The Company's revenues are derived primarily from the sale of food and beverages. In fiscal year 2001, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and alcoholic beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales in fiscal year 2001, respectively. Franchise and management fees during fiscal year 2001 accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. Pre-opening costs consist of direct costs related to hiring and training the initial work force and other direct costs associated with opening a new restaurant. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. The cumulative effect of the change was $877,000, net of taxes. Thereafter, all such costs have been expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of operations. During fiscal year 2001, pre-opening costs incurred in connection with the opening of 11 Company-owned restaurants averaged approximately $225,000.

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

         The average cash investment of the 72 Company-owned Roadhouse Grill restaurants open the entire 52 weeks in fiscal year 2001 was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 16 restaurant sites owned by the Company was approximately $884,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $183,000. The Company expects that the average cash investment required to open the four Company-owned restaurants under construction or development as of April 29, 2001, excluding land and pre-opening costs, will be approximately $1.8 million.

         The Company recorded a $3.1 million charge in fiscal year 2001 due to the impairment of assets at four stores. The Company may be required to take additional asset impairment charges in the future due to factors such as changes in demographics, traffic patterns, competition and the loss of anchor retail stores in the malls in which the Company operates. Any future impairment charges could have a material adverse effect on the Company's assets and net income.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

                         STATEMENTS OF OPERATIONS DATA:


                                                      Fiscal         Fiscal        Fiscal
                                                      2001            2000          1999
                                                      -----          -----          -----
                                                                 (As restated) (As restated)
Total revenues                                        100.0%         100.0%         100.0%

Cost of Company restaurant sales:
   Food and beverage                                   35.2           33.8           33.5
   Labor and benefits                                  32.2           29.2           28.1
   Occupancy and other                                 23.4           20.2           19.1
   Pre-opening expenses                                 1.5            1.6            1.1
                                                      -----          -----          -----
      Total cost of restaurant sales                   92.3           84.8           81.8

Depreciation and amortization                           6.1            5.7            6.1

General and administrative expenses                     6.5            5.5            5.5

Impairment of long-lived assets                         1.8           --             --
                                                      -----          -----          -----
   Total operating expenses                           106.7           96.0           93.4

   Operating (loss) income                             (6.7)           4.0            6.6

Total other expenses                                   (1.7)          (1.5)          (1.8)
                                                      -----          -----          -----

(Loss) income before taxes and cumulative
  effect of change in accounting principle             (8.4)           2.5            4.8

Income tax expense                                      1.1            0.1            0.1
                                                      -----          -----          -----
(Loss) income before cumulative effect of
  change in accounting principle                       (9.5)           2.4            4.7

Cumulative effect of change in accounting
  principle (net of tax benefit of $248)                 --            0.6             --
                                                      -----          -----          -----
Net (loss) income                                      (9.5)%          1.8%           4.7%
                                                      =====          =====          =====
RESTAURANT DATA:

Company-owned restaurants:
   Beginning of period                                   72             53             43
   Opened                                                11             19             10
                                                      -----          -----          -----
   End of period                                         83             72             53

Franchised restaurants                                    7              3              3
Licensed restaurants                                      0              0              1
                                                      -----          -----          -----
Total restaurants                                        90             75             57
                                                      =====          =====          =====

FIFTY-TWO WEEKS ENDED APRIL 29, 2001 ("FISCAL YEAR 2001") COMPARED TO THE FIFTY-THREE WEEKS ENDED APRIL 30, 2000 ("FISCAL YEAR 2000")

         TOTAL REVENUES. Total revenues increased $19.2 million, or 12.9%, from $148.9 million for fiscal year 2000 to $168.1 million for fiscal year 2001. This increase is primarily attributable to sales generated at the 11 new restaurants opened by the Company since the end of the fiscal year 2000 and the full year impact of operations of the 19 locations opened during fiscal year 2000. Sales at comparable stores for fiscal year 2001 decreased 5.2% compared with sales fiscal year 2000. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in fiscal year 2001 as compared to fiscal year 2000 and increased competition. The Company spent 3.3% of revenue on marketing expense in fiscal year of 2000 versus only 2.5% in the fiscal year 2001. A restaurant is considered comparable after its first 18 months of operation.

         FOOD AND BEVERAGE. Food and beverage costs increased $8.8 million to $59.1 million for fiscal year 2001 from $50.3 million for fiscal year 2000. This increase is primarily attributable to 11 new restaurants opened by the Company since the end of the fiscal year 2000 and the full year impact of operations of the 19 locations opened in fiscal year 2000. As a percentage of sales, food and beverage costs increased by 1.4% to 35.2% for fiscal year 2001 from 33.8% for fiscal year 2000. This increase can be attributable to a change in beef procurement practices and a general increase in food cost. In the third quarter of 2001, the Company changed from using in house meat cutters to purchasing precut portion controlled beef. The Company estimates that the change to precut beef increased food and beverage costs as a percentage of revenue by approximately 1.4%. The Company anticipates a 0.8% decrease in labor costs due to the elimination of all meat cutters in the future.

         LABOR AND BENEFITS. Labor and benefits costs increased $10.6 million to $54.1 million for fiscal year 2001 from $43.5 million for fiscal year 2000. The increase is primarily due to the operation of 11 new restaurants opened since the end of the fiscal year 2000 and the full year impact of operations of the 19 locations opened in fiscal year 2000. As a percentage of sales, labor and benefits costs increased 3.0% to 32.2% for fiscal year 2001 from 29.2% for fiscal year 2000. During fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"). During fiscal year 2001, the Company has implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $9.2 million to $39.3 million for fiscal year 2001 from $30.1 million for fiscal year 2000. The increase is due to the operation of 11 new restaurants opened since the end of the fiscal year 2000 and the full year impact of operations of the 19 locations opened in fiscal year 2000, increase in equipment rental expense and an increase in utilities expense due to higher fuel costs. As a percentage of sales, occupancy and other was 23.4% for fiscal year 2001 versus 20.2% for fiscal year 2000. During fiscal year 2000 and 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

         PRE-OPENING EXPENSES. Pre-opening expenses increased $94,000 to $2.5 million for fiscal year 2001 from $2.4 million in the for fiscal year 2000. The increase was due to the pre-opening expenses incurred in fiscal year 2001 for stores opened in the fourth quarter of fiscal year 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.7 million to $10.3 million for fiscal year 2001 from $8.6 million for fiscal year 2000. The increase is primarily due to the operation of 11 new restaurants opened since the end of the fiscal year 2000 and the full year impact of operations of the 19 locations opened in fiscal year 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased $2.8 million to $11.0 million for fiscal year 2001 versus $8.2 million for fiscal year 2000. The increase is primarily the result of the Company's substantial recruiting efforts. The Company devoted significant capital resources in fiscal year 2001 to upgrade store management positions. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 1.0% from 5.5% for fiscal year 2000 to 6.5% for fiscal year 2001.

         ASSET IMPAIRMENT. The Company recorded a $3.1 million charge in fiscal year 2001 due to the impairment of assets at four stores based on FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         TOTAL OTHER EXPENSE. Total other expense increased $554,000 to $2.9 million for fiscal year 2001 from $2.3 million for fiscal year 2000. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 11 new restaurants since the end of fiscal year 2000 and the full year impact of operations of the 19 locations opened in fiscal year 2000, offset by $0.8 million proceeds from an eminent domain settlement on a leased property.

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

         INCOME TAX EXPENSE. The Company recorded income tax expense of $1.8 million for fiscal year 2001. During the third quarter, the Company increased the valuation allowance for the deferred tax asset. Due to losses incurred during fiscal year 2001, management believes that it is not likely that the deferred tax assets will be realized in the future.

FIFTY-THREE WEEKS ENDED APRIL 30, 2000 ("FISCAL YEAR 2000") COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 25, 1999 ("FISCAL YEAR 1999")

         RESTAURANTS OPEN. At April 30, 2000 there were 72 Company-owned restaurants open, including the Kendall Roadhouse Grill ("Kendall") restaurant, and the North Palm Beach Roadhouse Grill ("North Palm Beach") restaurant. Kendall was operated as a joint venture until August 1996 when the Company purchased the interest of its joint venture partner. North Palm Beach was licensed to a third party until July 1999 when that license was terminated. At April 25, 1999, there were 53 Company-owned restaurants. The 19 new restaurants opened during fiscal year 2000 represent a 35.8% increase in the number of Company-owned restaurants from the end of fiscal year 1999 to the end of fiscal year 2000.

         TOTAL REVENUES. Total revenues increased $27.8 million, or 23.0%, to $148.9 million for fiscal year 2000 from $121.1 million for fiscal year 1999. This increase is primarily attributable to sales generated at the 19 new restaurants opened by the Company since the end of fiscal year 1999 and the full year operations of the 10 new restaurants opened in fiscal year 1999. At the end of fiscal year 2000, the Company operated 35 Company-owned restaurants in Florida.

         FOOD AND BEVERAGE. Food and beverage costs increased $9.7 million, or 23.8%, during fiscal year 2000 to $50.3 million from $40.6 million in fiscal year 1999. The increase is primarily attributable to the opening and operating of 19 new restaurants since the end of fiscal year 1999 and the full year of operations of the 10 new restaurants opened in fiscal year 1999. As a percentage of total revenues, food and beverage costs were comparable for both periods.

         LABOR AND BENEFITS. Labor and benefits costs increased $9.5 million to $43.5 million in fiscal year 2000, or 28.1%, from $34.0 million in fiscal year 1999. The increase is primarily due to the operation of 19 new restaurants opened since the end of the fiscal year 1999 as well as the full year of operations of the 10 restaurants opened during fiscal year 1999. As a percentage of sales, labor and benefits costs increased by 1.1% to 29.2% for fiscal year 2000 from 28.1% for fiscal year 1999. The increase is primarily due to the implementation of the Company's "extreme service" program, which caused an increase in store level labor costs.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $7.0 million to $30.1 million in fiscal year 2000, or 30.2%, from $23.1 million in fiscal year 1999. The increase is primarily due to the operation of 19 new restaurants opened since the end of fiscal year 1999 and the full year of operations of the 10 new restaurants opened during fiscal year 1999. As a percentage of sales, occupancy and other costs increased by 1.1% to 20.2% for fiscal year 2000 from 19.1% for fiscal year 1999. The increase as a percentage of revenue is due to additional rent expense for new locations and an increase in utilities expense due to higher fuel costs.

         PRE-OPENING EXPENSES. Pre-opening amortization increased $1.1 million to $2.4 million in fiscal year 2000, or 81.1%, from $1.3 million in fiscal year 1999. The increase is associated with the adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The Company adopted SOP 98-5 in the first quarter of fiscal year 2000. Pre-opening expenses in fiscal year 2000 were primarily costs associated with the opening of 19 new restaurants during the year.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million to $8.6 million in fiscal year 2000, or 16.4%, from $7.4 million in fiscal year 1999. The increase is primarily due to the operation of 19 new restaurants opened since the end of fiscal year 1999 and the full year of operations of the ten new restaurants opened in fiscal year 1999. As a percentage of sales, depreciation and amortization decreased by 0.4% to 5.7% for fiscal year 2000 from 6.1% for fiscal year 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased $1.4 million to $8.2 million in fiscal year 2000, or 21.8%, from $6.8 million in fiscal year 1999. As a percentage of sales, general and administrative costs were comparable for both periods presented.

         TOTAL OTHER EXPENSE. Total other expense increased $88,000 to $2.3 million in fiscal year 2000, or 4.0%, from $2.2 million in fiscal year 1999. The increase is due to additional interest expense on additional debt incurred due to the development and opening of 19 new restaurants since the end of fiscal year 1999.

         INCOME TAX EXPENSE. In the prior years, the Company maintained a valuation allowance that offset a portion of its net deferred tax assets. Based on the Company's recent history of operating profits and the generation of operating income in the current year, management took 100% of its valuation allowance into income during fiscal year 2000. The reduction in income taxes caused by the reversal of the valuation allowance was offset by increased taxable income during fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. In addition, capital requirements relating to the opening of new restaurants have been, and will continue to be, significant.

         During fiscal year 2001, the Company's primary sources of working capital were the loan facilities with Finova Capital Corporation (described below), the sale-leaseback facilities with CNL Fund Advisors and Franchise Finance Corporation of America (described below) and a $1.5 million loan from Berjaya. The Company has experienced significant cash flow problems primarily due to the Company opening 30 new restaurants in the past 24 months combined with a net loss of $15.9 million, net cash used by operations of $0.8 million for fiscal year 2001, and a retained deficit of $13.4 million. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the successful development of marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

         The Company anticipates that it may require additional debt or equity financing in order to fund previously incurred liabilities and current operations. If cash generated from the Company's operations is insufficient to fund the Company's financial commitments and previous losses, and support the Company's continued growth, the Company will have to obtain additional financing. There can be no guarantee or assurance that additional financing will be available on terms acceptable to the Company, if ever. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

         In September 1997, the Company entered into a $15.0 million loan facility with Finova Capital Corporation ("Finova"). The facility consists of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The remaining balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations. Monthly principal and interest payments for this facility are due through October 2012. The balance on the note as of April 29, 2001 was $13.1 million.

         On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations. The balance of the loan as of April 29, 2001 was $2.2 million.

         In October 1998, the Company entered into a $5.0 million, unsecured, working capital revolving loan with Finova, which matures on December 31, 2001. In the first quarter of 2000, the Company collateralized that loan with improvements to real estate at three locations and real estate and improvements at an additional location. Based on the Company's current liquidity, it does not anticipate having sufficient funds available to pay this loan when due. The Company is currently negotiating with Finova to convert the revolving loan into an 84-month term loan bearing interest at 11.5% per annum. There can be no assurance that the Company will be able to restructure the revolving loan on acceptable terms, if at all. If the Company defaults on its payments under the revolving loan, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company also has a series of notes due to Finova in the aggregate amount of approximately $8.3 million, which notes are collateralized by improvements to real estate at eight leased restaurant locations. The notes, which are due between May and November 2012, have interest rates ranging from 9.74% to 10.53%.

         In July and August 2001, the Company was unable to make principal and interest payments to Finova on the loans listed above totalling $700,000. The Company is attempting to bring its payments current but there can be no assurance that the Company will be successful. If the Company is unable to make the past-due payments or negotiate new payment terms with Finova, Finova could immediately accelerate all amounts due and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The Company is not in compliance with the required cash flow coverage ratio. The Company is in the process of negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union which totaled $2.9 million at April 29, 2001. The Company is not in compliance with the required cash flow coverage ratio. The Company is in the process of negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company has a $10.0 million sale-leaseback credit facility with CNL Fund Advisors ("CNL"). Due to the Company's current financial condition, it can no longer utilize the CNL facility.

         The Company has a $18.5 million sale-leaseback credit facility with Franchise Finance Corporation of America ("FFCA") for the development of new Roadhouse Grill restaurants. Due to the Company's current financial condition, it can no longer utilize the FFCA facility.

         On February 14, 2001, Berjaya (which owns approximately 62% of the Company's common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand and is collateralized by intellectual property and certain unencumbered real and personal property. The note is convertible at any time, at Berjaya's option, into shares of the Company's common stock. The conversion rate is based on the fair market value of the common stock on the day of conversion.

         The Company is currently making payments on its operating leases approximately 15 days after the due date, notwithstanding a five-day grace period for such payments.

         Due to the Company's recent liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company ("CBBC"), the Company's principal food supplier, for trade payables owed to them. The notes bear interest at 9.5%. The note for $4.4 million is due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment in April 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. If the Company pays CBBC $1.0 million of the note on or before September 30, 2001, the notes will be amortized over 48 months bearing interest at 11.5%. Such notes are secured by the unencumbered fixed assets of 17 restaurant locations. The Company plans to pay the $1.0 million to CBBC with a $1.6 million tax refund which the Company expects to receive before September 30, 2001. The Company does not currently have the cash on hand to pay the $1.0 million to CBBC. If the Company does not receive the tax refund prior to September 30, 2001, the entire $5.9 million payable under the notes will be due and CBBC will have the right to exercise any remedies available to it under the notes which could have a material adverse effect on the Company's financial conditions and operating results.

         In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. ("Tinsley") for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and is obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and, thereafter, $40,000 per week until the debt is paid in full.

         During January 1999, the Company entered into a Master Security Agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through February 2004.

         While there can be no assurances, the Company believes its cash flows from operations will satisfy its liquidity requirements in fiscal year 2002.

SUMMARY OF CASH FLOWS

         Cash used by operating activities during fiscal year 2001 was $754,000, as compared with $21.8 million provided in operating activities during fiscal year 2000. The primary uses of cash for fiscal 2001 were a net loss of $15.9 million and a decrease in accounts payable of $5.3 million offset by an increase in short term debt of $5.9 million.

         Cash used by investing activities during fiscal year 2001 was $7.5 million, as compared to $27.2 million used during fiscal year 2000. Cash used by investing activities in fiscal year 2001 consisted primarily of purchases of property and equipment.

         Cash provided by financing activities during fiscal year 2001 was $9.4 million, as compared to $4.8 million provided by financing activities during fiscal year 2000. Cash provided by financing activities in fiscal year 2001 consisted primarily of proceeds from long term debt.

CAPITAL EXPENDITURES

         The Company plans to open the four Company-owned restaurants under construction or development as of April 29, 2001 in fiscal year 2002. The Company expects that the average cash investment required to open these new restaurants in fiscal year 2002, excluding land and pre-opening costs, will be approximately $1.8 million, of which $587,000 will be funded by FFCA and approximately $1.2 million will be funded through cash generated by the Company's operations. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the four restaurants.

SEASONALITY AND QUARTERLY RESULTS

            The Company's operating results fluctuate seasonally because of its geographic concentration. Of the 83 restaurants currently owned and operated by the Company, 35 are located in residential areas in Florida.

            The Company's restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company's results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida's economy or by hurricanes or other adverse weather conditions in Florida. Although the Company has expanded its operations in other geographic markets, to, among other things, offset some of the effects on its operating results due to its concentration in the Florida market, there can be no assurance that the Company's restaurants outside of the Florida area will be successful and have a positive effect on the seasonal nature of its operating results. Because of the seasonality of the Company's business, its results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

            In addition to seasonality, the Company's quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

         o the amount of sales contributed by new and existing restaurants;
         o        labor costs for the Company's personnel;
         o the Company's ability to achieve and sustain profitability on a quarterly or annual basis;
         o        consumer confidence and changes in consumer preferences;
         o health concerns, including adverse publicity concerning food-related illness;
         o        significance and variability of pre-opening expenses;
         o the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and
         o economic conditions generally and in each of the markets in which the Company is located.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 amended provisions of a number of then existing SOP's and audit and accounting guides. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company's accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 is reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. Thereafter, all such costs are expensed as incurred and are included in "pre-opening expenses" within the accompanying statements of income.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. There is no impact to the Company.

         On March 31, 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The implementation of FIN 44 did not have an impact on the Company's consolidated financial statements and notes thereto.

         In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective April 28, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

         Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,529,000, and unamortized identifiable intangible assets in the amount of $414,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $171,000 for the year ended April 29, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At April 29, 2001, the Company had approximately $10.8 million in variable rate indebtedness outstanding, representing approximately 31% of the Company's total outstanding indebtedness as of April 29, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the executive officers of the Company and certain information with respect to each of them is set forth below.


         Name                   Age          Position
         ----                   ---          --------
         Ayman Sabi              37     President and Chief Executive Officer
         Harry Rosenfeld         39     Chief Financial Officer and Vice President of Finance
         Martin J. Bernholz      49     Secretary and General Counsel


         Ayman Sabi was elected the Company's President and Chief Executive Officer in February 1998. He served as Chairman of the Company's Executive Committee from November 1997 to February 1998. Mr. Sabi became a director of the Company in February 1997. Mr. Sabi has served as the Chairman and Chief Executive Officer of SABi International Developments, Inc. ("SABi"), a trading, contracting and investment company which owns, operates and invests in various restaurant and retail concepts, both domestically and internationally since 1989. Mr. Sabi also serves as a member of the Board of Directors of various retail companies and financial institutions including The White House, Inc. and New Global Holdings.

         Harry Rosenfeld has served as the Company's Chief Financial Officer and Vice President of Finance since August 2000. From January 2000 to August 2000, Mr. Rosenfeld was a Vice President and Corporate Controller of UniCapital Corporation. He was a Vice President and Corporate Controller of Productivity Point International, Inc. from March 1998 to December 1999. From February 1997 to February 1998, Mr. Rosenfeld served as Senior Director of Business
Strategies for Pro Source Distribution Services, Inc.

         Martin J. Bernholz has served as our Secretary and General Counsel since February 1998. From 1989 to present, Mr. Bernholz has served as the President of National Retail Group, Inc. ("NRG"), a real estate and retailing consulting firm which has provided supportive management services to a variety of retail companies, and provides services to the Company. (See "Certain Relationships and Related Transactions"). Mr. Bernholz serves as the Chairman of the Board of various retail companies and as a member of the Board of Directors of various retail companies including The White House, Inc. Mr. Bernholz was retained in October 1997 to provide management consulting services and administrative direction in the restructuring of Roasters Corporation ("Roasters"), a company in serious financial distress. At the request of the shareholders of Roasters, Mr. Bernholz accepted the position of Chief Executive Officer and Director of Roasters at that time. In March 1998, Roasters filed for protection from creditors under Chapter 11 of the Bankruptcy Code, and Mr. Bernholz relinquished the position of Chief Executive Officer. On behalf of the same investor group, Mr. Bernholz accepted the offices of Chief Executive Officer and Director of East Coast Bagels, Inc. ("East Coast"), also in financial distress, concurrent with action by East Coast in February 1998 to seek protection from creditors under Chapter 11 of the Bankruptcy Code. Roasters and East Coast were sold in March 1999 and November 1998, respectively.

         The names of directors of the Company and certain information with respect to each of them are set forth below.

               Name           Age       Director Since     Term Expires
               ----           ---       --------------     ------------

          Vincent Tan          49       February 1998      November 2001
          Ayman Sabi           37       February 1997      November 2001
          Philip Friedman      54       September 1996     November 2001
          Phillip Ratner       56       March 1997         November 2001
          Alain K.K. Lee       44       January 1998       November 2001

         Vincent Tan was elected Chairman of the Board of Directors of the Company in February 1998. Mr. Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian company that owns Berjaya, the majority shareholder of the Company. Mr. Tan has been Chief Executive Officer of Berjaya Group Berhad since 1984.

         Philip Friedman has served as President of McAlister's, Inc. since March 1999. Mr. Friedman served as President of Panda Management, Inc. from January 1996 to March 1999. In addition, since June 1986, Mr. Friedman has served as the President of P. Friedman & Associates, Inc., a business planning and management consulting firm. Mr. Friedman is also a director of Eateries, Inc., Paramark, Inc. and Romacorp, Inc.

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

         Alain K.K. Lee is currently Vice President of Corporate Affairs and Franchising for the Company. From 1993 to 1998, Mr. Lee served as the Deputy General Manager for Berjaya Group Berhad. He has served on the Board of Directors of Roasters Asia Pacific (Malaysia) since 1994. In addition, Mr. Lee has served on the Board of Roadhouse Grill Asia Pacific (Malaysia) since 1996. Mr. Lee has also served as Berjaya Group Berhad's Chief Financial Officer from 1990 to 1993, and Deputy Chief Executive Officer of several other Berjaya Group Berhad companies from 1993 to 1998. Mr. Lee also serves on the board of directors of ILTS, Inc. and Taiga Forest Products Ltd.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in our common stock. Officers, directors and beneficial owners of more than 10% of the Company's common stock are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on a review of the copies of such reports furnished to us, or written representation that no such reports were required, we believe that for the fiscal year ended April 29, 2001, all of the Company's officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total cash compensation paid or to be paid, as well as certain other compensation paid or accrued, for services rendered during the fiscal years ended April 29, 2001, April 30, 2000, and April 25, 1999 by the Chief Executive Officer and the Company's three most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended April 29, 2001 (the "Named Executive Officers"):



                                                                                            Long-term
                                                                                            Compensation
                                                                                            ---------------
                                                Annual Compensation                         Securities
Name and                                      -----------------------       Other Annual    Underlying      All Other
Principal Position              Fiscal Year   Salary ($)     Bonus ($)      Compensation    Options/SARS(#) Compensation ($)(4)
------------------              -----------   ---------      ---------       ------------   --------------- -------------------
Ayman Sabi, President and          2001        426,461        170,000         67,858(1)             --           41,727
  Chief Executive Officer          2000        409,153             --         67,848(1)             --           37,384
                                   1999        373,846        120,000             --            15,000               --

Mark Scobee                        2001        171,656         30,000             --             6,000
  Former Vice President            2000        139,422             --             --             7,200
  of Operations(2)                 1999        118,546         30,000         10,000

Harry Rosenfeld                    2001        103,238             --             --             4,400
  Chief Financial Officer          2000             --             --             --                --
  and Vice President of            1999             --             --             --                --
  Finance(3)

---------

(1) This amount represents rent and car lease payments made by the Company for Mr. Sabi.
(2)  Mr. Scobee's employment with the Company terminated in January 2001.
(3) Mr. Rosenfeld became the Chief Financial Officer and Vice President of Finance of the Company in August 2000.
(4) Represent Supplemental Executive Retirement Plan ("SERP") contributions made by the Company.

OPTION GRANTS TABLE

         No stock options were granted to the Named Executive Officers in fiscal year 2001.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning the numbers and intrinsic value of the stock options held by the Named Executive Officers at April 29, 2001. Year-end values are based on the closing price of $1.62 per share of the common stock on April 27, 2001, on the Nasdaq National Market System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance. No options were exercised by the Named Executive Officers in fiscal year 2001.


                                                        Number of
                                       Shares Underlying Unexercised Options At            Value of Unexercised
                                                  Fiscal Year-end(#)                     In-the-Money Options At
                                                    Exercisable(E)/                   Fiscal Year-end($)Exercisable/
  Name                                             Unexercisable(U)                             Unexercisable
  ----                                             ----------------                             -------------
  Ayman Sabi                                            215,000(E)                                $-0-(E)
                                                            -0-(U)                                $-0-(U)

  Harry Rosenfeld                                           -0-(E)                                $-0-(E)
                                                            -0-(U)                                $-0-(U)

  Mark Scobee                                            21,666(E)                                $-0-(E)
                                                            -0-(U)                                $-0-(U)


COMPENSATION OF DIRECTORS

         Each outside director of the Company receives $2,500 for each Board Meeting that he attends. The Company schedules four regular meetings of the Board of Directors per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates the share ownership of the Company's Common Stock, as of July 15, 2001, of directors, Named Executive Officers and 5% shareholders based on information provided by these individuals and all directors and executive officers as a whole.


                                                       Total Shares                Percent Beneficially
  Name/address                                      Beneficially Owned                    Owned
  ------------                                      ------------------             --------------------
  Vincent Tan                                        6,055,466(1)                         62.3

  Berjaya Group (Cayman) Limited                     6,035,466                            62.2

  Dimensional Fund Advisors Inc.                       497,400(2)                          5.12

  Dr. Christian F. Horn                                516,922(3)                          5.9

  Cupertino Ventures  Partnership III, L.P.            516,922(3)                          5.7

  Ayman Sabi                                           218,000(4)                          2.2

  Philip Friedman                                       25,000(5)                           *

  Phillip Rainer                                        25,000(6)                           *

  Alain K.K. Lee                                        45,000(7)                           *

  Mark Scobee                                              500(8)                           *

  Harry Rosenfeld                                           --                              --

  All directors and executive officers               6,452,266(9)                         63.9
  as a group (8 persons)

-----------

*  Less than 1%

(1) Represents (i) 6,035,466 shares beneficially owned by Berjaya and (ii) 20,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Tan. As Chairman/Chief Executive Officer of Berjaya Group Berhad and the owner of 100% of the outstanding shares of Berjaya, Mr. Tan may be deemed to be the beneficial owner of all of the shares owned by Berjaya in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Mr. Tan disclaims ownership of the shares beneficially owned by Berjaya. The address for Mr. Tan and Berjaya is Level 28, Menara Shahzan Insas, 30 Jalan Sultan Ismail, 50250 Kuala Lumpur, Malaysia.

(2) Based on information contained in the Schedule 13G filed by the beneficial owner on February 2, 2001.

(3) Represents (i) 16,666 shares of common stock beneficially owned by Dr. Horn and (ii) 551,256 shares beneficially owned by Cupertino Ventures Partnership III, L.P. ("Cupertino"). As the Managing Partner of Horn Ventures II, L.P., a General Partner of Cupertino, Dr. Horn may be deemed to the beneficial owner of all the shares owned by Cupertino in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The address for Dr. Horn and Cupertino is 20300 Stevens Creek Blvd, Suite 330, Cupertino, California, 95104.

(4) Represents (i) 215,000 shares of common stock issuable upon exercise of options beneficially owned by Mr. Sabi and (ii) 3,000 shares of common stock beneficially owned by Mr. Sabi. Mr. Sabi is an agent for Arab Multinational Investment Company and Societe Financiere Privee S.A. Geneve. Mr. Sabi disclaims ownership of (i) 160,565 shares beneficially owned by Arab Multinational Investment Company; and (ii) 411,950 shares beneficially owned by Societe Financiere Privee S.A. Geneve, in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934.

(5) Represents shares of common stock issuable upon exercise of options beneficially owned by Mr. Friedman.

(6) Represents shares of common stock issuable upon exercise of options beneficially owned by Mr. Ratner.

(7) Represents shares of common stock issuable upon exercise of options beneficially owned by Mr. Lee.

(8) Represents shares of common stock beneficially owned by Mr. Scobee. The information relating to Mr. Scobee's stock ownership is as of January 31, 2001, the date on which his employment terminated.

(9) Includes 395,000 shares of common stock issuable upon exercise of options beneficially owned by the Company's directors and executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Berjaya directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants developed, but they are responsible for paying or reimbursing approved expenses incurred by Roadhouse Grill in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2% of gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and royalty fees based on gross sales. The Company did not recognize royalty income from Roadhouse Grill Hong Kong for fiscal year 2001

         In January 1996, the Company also entered into a Master Development Agreement with Roadhouse Grill Asia, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the agreement, Roadhouse Grill Asia is required to open and maintain at least thirty Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong.

         As of April 29, 2001, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. the Company has verbally granted Roadhouse Grill Asia an indefinite period of time to comply with its development schedule. The Company recorded $40,000 in royalty income from those restaurants during fiscal year 2001.

         On February 14, 2001, Berjaya (which owns approximately 62% of the Company's common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand and is collateralized by intellectual property and certain unencumbered real and personal property. The note is convertible at any time, at Berjaya's option, into shares of the Company's common stock. The conversion rate is based on the fair market value of the common stock on the day of conversion.

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

         1.       Consolidated Financial Statements

                  The Consolidated Financial Statements are listed in the accompanying "Index to Financial Statements" on Page F-1.

         2.       Exhibits

                  The exhibits filed with or incorporated by reference in this report are as follows:

                                INDEX TO EXHIBITS

         The exhibits indicated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. The exhibits indicated by (+) are being filed herewith.

 Exhibit      Description
 -------      -----------

   3.1* Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 26, 1996, as amended (the "Registration Statement")).

   3.2* Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement).

   10.1* Form of the Company's Development Agreement (Incorporated by reference to Exhibit 10.2 to the Registration Statement).

   10.2* Form of the Company's Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement).

   10.3* Assignment and Assumption Agreement, dated March 15, 1995, between Roadhouse Waterway, Inc. and Roadhouse Grill Commercial, Inc., for property located in Fort Lauderdale, Florida (lease of restaurant premises) (Incorporated by reference to Exhibit 10.7 to the Registration Statement).

   10.4* Lease Agreement, dated April 26, 1994, between Piccadilly Cafeterias, Inc. and the Company, for property located in Winter Park, Florida (lease of restaurant premises) (Incorporated by reference to Exhibit 10.8 to the Registration Statement).

   10.5* Ground Lease, dated May 25, 1995, between Bruno, Inc. and the Company, for property located in Sandy Springs, Georgia (lease of restaurant premises) (Incorporated by reference to Exhibit 10.9 to the Registration Statement).

   10.6* Lease, dated April 17, 1995, between Captec Net Lease Realty, Inc. and New York Roasters, for property located in Cheektowaga, New York (lease of restaurant premises, assumed by the Company) (Incorporated by reference to Exhibit 10.10 to the Registration Statement).

   10.7* 1994 Registration Rights Agreement, dated February 10, 1994 (Incorporated by reference to Exhibit 10.19 to the Registration Statement).

 Exhibit      Description
 -------      -----------

   10.8* Amendment to 1994 Registration Rights Agreement, dated June 8, 1994 (Incorporated by reference to Exhibit 10.20 to the Registration Statement).

   10.9* Amendment to 1994 Registration Rights Agreement, dated July 26, 1996 (Incorporated by reference to Exhibit 10.21 to the Registration Statement).

   10.10* Purchase and Sale Agreement, dated August 30, 1996, between Roadwear, Inc. and the Company, relating to the Kendall restaurant (Incorporated by reference to Exhibit 10.28 to the Registration Statement).

   10.11* Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (Incorporated by reference to
              Exhibit 10.31 to the Registration Statement).

   10.12* Amended and Restated 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.37 to the Registration Statement).

   10.13* Stock Purchase Agreement dated May 26, 1995 between the Company and the several purchasers named in Schedule I (Incorporated by reference to Exhibit 10.38 to the Registration Statement).

   10.14* Investment Agreement, dated October 25, 1995 between Berjaya and the Company (Incorporated by reference to Exhibit 10.39 to the Registration Statement).

   10.15* Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (Incorporated by reference to Exhibit
              10.42 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

   10.16* Severance Agreement dated July 29, 1997, between the Company and John David Toole III (Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 dated August 19,
              1997).

   10.17* Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated September 12, 1997 (Incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

   10.18* Mortgage and Security Agreement by and between the Company and Finova Capital Corporation, dated September 5, 1997 (Incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

   10.19* Promissory Note, dated September 5, 1997, made by the Company in favor of Finova Capital Corporation (Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997).

   10.20* Agreement for Purchase and Sale of Membership Interest in Boca Roadhouse, L.C., a limited liability company, dated December 15, 1997 (Incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997).

 Exhibit      Description
 -------      -----------

   10.21* Roadhouse Grill, Inc. Deferred Compensation Plan. Effective June 3, 1997 (Incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997).

   10.22* Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited (Incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997).

   10.23* Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (Incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K405 for the fiscal year ended
              December 28, 1997).

   10.24* Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated March 27, 1998 (Incorporated by reference to Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998).

   10.25* Promissory Note, dated March 27, 1998, made by the Company in favor of Finova Capital Corporation (Incorporated by reference to Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1999).

   10.26* Roadhouse Grill, Inc. 1998 Omnibus Stock Option Plan, effective July 1, 1998 (Incorporated by reference to Exhibit A to the Company's Proxy Statement on Schedule 14A filed November 2, 1998).

   10.27* Lease Agreement by and between the Company and FFCA Acquisition Corporation, dated August 19, 1998 (Incorporated by reference to
              Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

   10.28* Lease Agreement and Construction Addendum by and between the Company and CNL APF Partners, L.P., dated September 15, 1998 (Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

   10.29* Master Security Agreement and Schedule No. 1 by and between the Company and Pacific Financial Company, dated January 14, 1999 (Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

   10.30* Revolving Loan Agreement with FINOVA Capital Corporation (Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 1999).

   10.31* Promissory Note with First Union National Bank (Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 1999).

   10.32* Convertible Secured Promissory Note, dated February 14, 2001, made by the Company in favor of Berjaya (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the fiscal quarter ended January 28, 2001).

   10.33* Promissory Notes and Forbearance Agreement with Colorado Boxed Beef Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2001).

   10.34* Repayment Plan between the Company and Tinsley Advertising & Marketing, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2001).

   21.1* Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K405 for the fiscal year ended April 30, 2000).

   23.1       Consent of Independent Certified Public Accountants.

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

                                       ROADHOUSE GRILL, INC.


                                       By: /s/ Ayman Sabi
                                           -------------------------------------
                                               Ayman Sabi
                                               President and Chief Executive
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                        Capacity                                             Date
----                                        --------                                             ----

/s/ Ayman Sabi                              President, Chief Executive Officer (Principal        August 14, 2001
---------------------------                 Executive Officer) and Director
Ayman Sabi


/s/ Harry Rosenfeld                         Chief Financial Officer and Vice President of        August 14, 2001
---------------------------                 Finance (Principal Financial Officer and
Harry Rosenfeld                             Principal Accounting Officer)


                                            Chairman of the Board of Directors
---------------------------
Vincent Tan


                                            Director
---------------------------
Philip Friedman


/s/ Phillip Ratner                          Director                                             August 14, 2001
------------------------------------
Phillip Ratner


/s/ Alain K.K. Lee                          Director                                             August 14, 2001
---------------------------
Alain K.K. Lee


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                    Page
                                                                                                                    ----

Independent Auditors' Report ......................................................................................  F-2

Consolidated Balance Sheets as of April 29, 2001 and April 30, 2000 ................................................ F-3

Consolidated Statements of Operations for the Fifty-Two Weeks Ended April 29,2001,
  the Fifty-Three Weeks Ended April 30, 2000, and the Fifty-Two Weeks Ended April 25, 1999.........................  F-4

Consolidated Statements of Changes in Shareholders' Equity for the Fifty-Two Weeks Ended
  April 29, 2001, the Fifty-Three Weeks Ended April 30, 2000, and the Fifty-Two Weeks Ended
  April 25, 1999 ................................................................................................... F-5

Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended April 29, 2001,
  the Fifty-Three Weeks Ended April 30, 2000, and the Fifty-Two Weeks Ended April 25, 1999.......................... F-6

Notes to Consolidated Financial Statements ......................................................................... F-8



---------------

As discussed in Note 2 of the Consolidated Financial Statements of Roadhouse Grill, Inc. (the "Company") included herein, the Company announced on August 1, 2001 that it had determined to restate previously reported interim and annual financial statements. The restatement corrects various errors the Company identified as a result of its review of its accounting records with respect to historical financial statements. The Company believes that the consolidated balance sheets as of April 29, 2001 and April 30, 2000 and the results for the fifty-two weeks ended April 29, 2001, the fifty-three weeks ended April 30, 2000, and the fifty-two weeks ended April 25, 1999 presented herein are in accordance with accounting principles generally accepted in the United States of America.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying consolidated balance sheets of Roadhouse Grill, Inc. and subsidiaries as of April 29, 2001 and April 30, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fifty-two weeks ended April 29, 2001, the fifty-three weeks ended April 30, 2000, and the fifty-two weeks ended April 25, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. and subsidiaries as of April 29, 2001 and April 30, 2000 and the results of their operations and their cash flows for the fifty-two weeks ended April 29, 2001, the fifty-three weeks ended April 30, 2000, and the fifty-two weeks ended April 25, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying consolidated balance sheets as of April 30, 2000 and April 25, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fifty-three weeks ended April 30, 2000 and the fifty-two weeks ended April 25, 1999 have been restated.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced significant cash flow problems and a net loss of $15.9 million for the year ended April 29, 2001. The Company is also in default of certain of its loan facilities' covenants and payment provisions which may result in an acceleration of the amounts owed under the Company's loan facilities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for pre-opening costs in 2000.

/s/ KPMG LLP

August 1, 2001
Fort Lauderdale, Florida

                              ROADHOUSE GRILL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        April 29, 2001 and April 30, 2000

                     ($ in thousands, except per share data)


                                                                     April 29,         April 30,
                                                                       2001              2000
                                                                    ---------         ---------
                                                                                     (As restated)
                                 Assets

Current assets:
  Cash and cash equivalents .................................        $   1,582         $     378
  Accounts receivable .......................................            1,512               741
  Income Tax Receivable .....................................            2,253                --
  Inventory .................................................            1,462             1,622
  Prepaid expenses ..........................................            2,080             2,127
                                                                     ---------         ---------
     Total current assets ...................................            8,889             4,868

Note receivable .............................................               --                84
Property & equipment, net ...................................           87,204            92,204
Intangible assets, net of accumulated amortization of $557
  and $386 at April 29, 2001 and April 30, 2000, respectively            2,105             2,227
Deferred tax assets, net ....................................               --             2,394
Other assets ................................................            2,130             2,637
                                                                     ---------         ---------

      Total assets ..........................................        $ 100,328         $ 104,414
                                                                     =========         =========

                     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable ..........................................        $   6,382         $  11,666
  Accrued expenses ..........................................            8,818             7,781
  Convertible note payable due to shareholder ...............            1,500                --
  Note payable to vendor ....................................            5,902                --
  Current portion of long-term debt .........................           33,077             1,252
  Current portion of capital lease obligations ..............            1,013             1,280
                                                                     ---------         ---------
      Total current liabilities .............................           56,692            21,979

Long-term debt ..............................................            1,936            24,409
Capital lease obligations ...................................            4,729             5,199
                                                                     ---------         ---------

     Total liabilities ......................................           63,357            51,587

Shareholders' equity:
  Preferred stock $0.01 par value. Authorized 10,000,000
      shares; issued and outstanding 0 shares as of April
      29, 2001 and April 30, 2000............................               --                --
  Common stock $0.03 par value.  Authorized 30,000,000
      shares; issued and outstanding 9,708,741 shares as of
      April 29, 2001 and April 30, 2000 .....................              291               291
  Additional paid-in capital ................................           50,039            50,039
  Retained (deficit) earnings ...............................          (13,359)            2,497
                                                                     ---------         ---------

      Total shareholders' equity ............................           36,971            52,827
                                                                     ---------         ---------
      Total liabilities and shareholders' equity ............        $ 100,328         $ 104,414
                                                                     =========         =========


          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Fifty-Two Weeks Ended April 29, 2001, the Fifty-Three Weeks
       Ended April 30, 2000, and the Fifty-Two Weeks Ended April 25, 1999

                     ($ in thousands, except per share data)


                                                  April 29, 2001      April 30, 2000     April 25, 1999
                                                  --------------      --------------     --------------
                                                                      (As restated)      (As restated)

TOTAL REVENUES ............................        $   168,055         $   148,897         $   121,067
Cost of restaurant sales:
   Food and beverage ......................             59,112              50,268              40,606

   Labor and benefits .....................             54,059              43,512              33,969

   Occupancy and other ....................             39,269              30,067              23,089

   Pre-opening expenses ...................              2,481               2,387               1,318
                                                   -----------         -----------         -----------
     Total cost of restaurant
       sales ..............................            154,921             126,234              98,982

Depreciation and amortization .............             10,297               8,560               7,351

General and administrative
  expenses ................................             10,954               8,241               6,766

Impairment of long-lived assets ...........              3,066                  --                  --
                                                   -----------         -----------         -----------
     Total operating expenses .............            179,238             143,035             113,099
                                                   -----------         -----------         -----------
Operating (loss) income ...................            (11,183)              5,862               7,968

Other income (expense):
   Interest expense, net ..................             (3,655)             (2,301)             (2,210)
   Equity in loss of
     affiliates ...........................                 --                  --                  (3)

   Other, net .............................                800                  --                  --
                                                   -----------         -----------         -----------
     Total other expense ..................             (2,855)             (2,301)             (2,213)
                                                   -----------         -----------         -----------
     (Loss) income  before income
        taxes and cumulative
        effect of change in
        accounting principle ..............            (14,038)              3,561               5,755

     Income tax expense ...................              1,818                  78                  47
                                                   -----------         -----------         -----------
     (Loss) income before
        cumulative change in
        accounting principle ..............            (15,856)              3,483               5,708

     Cumulative effect of change
        in accounting principle
        (net of tax benefit
        of $248) ..........................                 --                (877)                 --
                                                   -----------         -----------         -----------
Net (loss) income .........................        $   (15,856)        $     2,606         $     5,708
                                                   ===========         ===========         ===========
Basic net (loss) income per
 common share:
   Basic (loss) income before
     cumulative effect of change
     in accounting principle ..............        $     (1.63)        $      0.36         $      0.60
   Cumulative effect of change
     in accounting principle ..............                 --               (0.09)                 --
                                                   -----------         -----------         -----------
Basic net (loss) income per
  common share: ...........................        $     (1.63)        $      0.27         $      0.60
                                                   ===========         ===========         ===========

Diluted net (loss) income per common share:
   Diluted (loss) income before
     cumulative effect of change
     in accounting principle ..............        $     (1.63)        $      0.36         $      0.59
   Cumulative effect of change in
     accounting principle .................                 --               (0.09)                 --
                                                   -----------         -----------         -----------
Diluted net (loss) income per
  common share ............................        $     (1.63)        $      0.27         $      0.59
                                                   ===========         ===========         ===========

Weighted average common shares
  outstanding .............................          9,708,741           9,708,741           9,536,631
                                                   ===========         ===========         ===========
Weighted average common shares
  and share equivalents
  outstanding-assuming dilution ...........          9,708,741           9,792,019           9,668,469
                                                   ===========         ===========         ===========

          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       For the Fifty-Two Weeks Ended April 29, 2001, the Fifty-Three Weeks
       Ended April 30, 2000, and the Fifty-Two Weeks Ended April 25, 1999

                                ($ in thousands)


                                                                                                          Retained
                                  Preferred Stock              Common Stock             Additional       (Deficit)
                               ---------------------     -------------------------        Paid-in         Earnings       Total
                               Shares       Amount         Shares          Amount         Capital      (As restated)  (As restated)
                               ------      ---------     ---------       ---------       ---------       ---------    ------------
Balance April 26, 1998 ..         --       $      --     9,305,408       $     279       $  48,536       $  (5,817)    $  42,998
  Stock options exercised         --              --         3,333              --              15              --            15
  Conversion of debt
   to equity ............         --              --       400,000              12           1,488              --         1,500
  Net income ............         --              --            --              --              --           5,708         5,708
                                ----       ---------     ---------       ---------       ---------       ---------     ---------
Balance April 25, 1999 ..         --              --     9,708,741             291          50,039            (109)       50,221
   Net income ...........         --              --            --              --              --           2,606         2,606
                                ----       ---------     ---------       ---------       ---------       ---------     ---------
Balance April 30, 2000 ..         --              --     9,708,741             291          50,039           2,497        52,827
    Net loss ............         --              --            --              --              --         (15,856)      (15,856)
                                ----       ---------     ---------       ---------       ---------       ---------     ---------
Balance April 29, 2001 ..         --       $      --     9,708,741       $     291       $  50,039       $ (13,359)    $  36,971
                                ====       =========     =========       =========       =========       =========     =========



          See accompanying notes to consolidated financial statements.

                              ROADHOUSE GRILL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Fifty-Two Weeks Ended April 29, 2001, the Fifty-Three Weeks
       Ended April 30, 2000, and the Fifty-Two Weeks Ended April 25, 1999
                                ($ in thousands)


                                                        April 29,        April 30        April 25,
                                                          2001             2000             1999
                                                        --------         --------         --------
                                                                      (As restated)    (As restated)
Cash flows from operating activities
   Net (loss) income ...........................        $(15,856)        $  2,606         $  5,708
   Adjustments to reconcile net (loss) income
     to net cash (used in) provided by operating
     activities:
     Depreciation and amortization .............          10,297            8,560            8,669
     Provision for bad debt ....................              --               83               --
     Deferred tax expense (benefit) ............           2,394             (170)          (1,823)
     Equity in net income (loss) of affiliate ..              --               --                3
     Cumulative effect of change in
       accounting principle ....................              --            1,125               --
     Impairment of long-lived assets ...........           3,066               --               --
     Changes in assets and liabilities:
     (Increase) decrease in accounts
       receivable ..............................            (771)             538           (1,037)
     Increase in income tax receivable .........          (2,253)              --               --
     Decrease (increase) in inventory ..........             160             (441)            (208)
     (Increase) in pre-opening costs ...........              --               --           (1,476)
     Decrease (increase) in prepaid expenses ...              47           (1,135)            (450)
     Decrease (increase) in other assets .......             507              520              361
     (Decrease) increase in accounts payable ...          (5,284)           6,974             (166)
     Increase in notes payable to vendor .......           5,902               --               --
     Increase (decrease) in accrued expenses ...           1,037            3,160             (928)
                                                        --------         --------         --------
       Net cash (used in) provided by operating
         activities ............................            (754)          21,820            8,653
                                                        --------         --------         --------
Cash flows from investing activities
   Dividends received from affiliate ...........              --               --               93
   Advances to affiliates, net .................              --               --                9
   Payments for intangibles ....................              --             (404)             (20)
   Acquisition of restaurant, net of cash
     acquired ..................................              --               --           (1,359)
   Payment received from note from related party              --               --            1,000
   Payment received from notes receivable ......              84               --              128
   Proceeds from sale-leaseback transactions ...           7,244            5,700            2,787
   Purchase of property and equipment ..........         (14,796)         (32,500)         (14,592)
                                                        --------         --------         --------
       Net cash used in investing activities ...          (7,468)         (27,204)         (11,954)
                                                        --------         --------         --------
Cash flows from financing activities
   Proceeds from loan from related party .......           1,500               --               --
   Proceeds from long-term debt ................          11,123            7,196            2,651
   Repayment of long-term debt .................          (1,771)          (1,039)            (741)
   Payments on capital lease obligations .......          (1,426)          (1,370)          (1,204)
   Proceeds from issuance of common stock ......              --               --               15
                                                        --------         --------         --------
       Net cash provided by financing
         activities ............................           9,426            4,787              721
                                                        --------         --------         --------

Increase (Decrease) in cash and cash equivalents           1,204             (597)          (2,580)
Cash and cash equivalents at beginning of
  year .........................................             378              975            3,555
                                                        ========         ========         ========
Cash and cash equivalents at end of year .......        $  1,582         $    378         $    975
                                                        ========         ========         ========
Supplementary disclosures:
   Interest paid ...............................        $  3,515         $  2,782         $  2,532
                                                        ========         ========         ========
   Income taxes paid ...........................        $    821         $    923         $  2,223
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

                             ROADHOUSE GRILL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               April 29, 2001, April 30, 2000, and April 25, 1999

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

                  The Company was founded in 1992 and opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 29, 2001, there were 83 Company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, South Carolina and Tennessee. Of these, 35 are located in Florida. The Company also has three franchised locations in Malaysia; one franchised location in Brasilia, Brazil; and three franchised locations in Las Vegas, Nevada.

                  On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. ("Cremonini Group"), a leading publicly traded Italian conglomerate, specializing in the food service industry in Europe. Under the joint venture agreement, the Cremonini Group is authorized to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. The Company expects that the joint venture will open its first Roadhouse Grill restaurant in Milan, Italy by November 2001.

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

                  During the third quarter of 2001, the Company recognized an impairment loss of $3.1 million for the write-down of assets at four Company-owned restaurants.

         (c) INTANGIBLE ASSETS

                  Intangible assets consist primarily of goodwill recorded as a result of restaurant acquisitions and are being amortized on a straight-line basis over 16-17 years, the lease terms of the respective restaurant properties. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render goodwill not recoverable. If such circumstances arise, the Company uses undiscounted future cash flows to determine whether the goodwill is recoverable.

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

         (i) USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (j) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at April 29, 2001 and April 30, 2000 approximate fair value.

         (k) REVENUE RECOGNITION

                  Total revenues include sales at Company-owned restaurants, royalties received from restaurants operating under franchise agreements, revenue earned from game rooms and vending machines, and fees earned under management agreements.

         (l) ADVERTISING COSTS

                  The Company expenses all advertising costs as incurred. Advertising expense for the fifty-two weeks ended April 29, 2001, the fifty-three weeks ended April 30, 2000 and the fifty-two weeks ended April 25, 1999 was $3.5 million, $4.4 million, $4.0 million, respectively.

                  Advertising expense is included within "occupancy and other" in the accompanying consolidated statements of operations.

         (m) RECLASSIFICATIONS

                  Certain prior year balances have been reclassified to conform to the current presentation.

         (n) NEW ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. There is no impact to the Company.

                  On March 31, 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The implementation of FIN 44 did not have a material impact on the Company's consolidated financial statements and notes thereto.

         In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective April 28, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

         Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,529,000, and unamortized identifiable intangible assets in the amount of $414,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $171,000 for the year ended April 29, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(2) RESTATEMENT

         The balance sheet as of April 29, 2001 includes an adjustment to reduce the beginning retained earnings balance by $1,362,000 which corrects various errors by the Company identified as a result of a review of its accounting records with respect to historical financial statements. The $1,362,000 is comprised of reductions in net income for the fifty-three weeks ended April 30, 2000 and the fifty-two weeks ended April 25, 1999 of $906,000 and $300,000, respectively, as discussed below and a reduction in retained earnings at April 25, 1998 of $156,000. The impact of the prior period adjustment of $156,000 was not material to any prior period's results of operations or financial condition.

         Restatement of the balance sheet as of April 30, 2000 and the results of operations for the fifty-three weeks then ended consists of the following adjustments: an increase in food and beverage expense of $287,000; an increase in occupancy and other expense of $1,057,000 to record additional accruals for property tax, rent, advertising and legal expense; an increase in labor and benefits of $312,000 to record additional insurance and payroll expense; an increase in depreciation and amortization of $49,000 to record additional amortization expense; a reduction in income tax expense of $723,000 and a reduction in cumulative effect of change in accounting principle of $76,000. The net impact of the restatement described above resulted in a decrease in net income and basic and diluted earnings per share for the fifty-three weeks ended April 30, 2000 of $906,000 and $0.10 and $0.09 per share, respectively.

         Restatement of the balance sheet as of April 25, 1999 and the results of operations for the fifty-two weeks then ended consists of the following adjustments: an increase in occupancy and other expense of $414,000 to record additional accruals for property tax, rent, advertising and legal expense; an increase in labor and benefits expense of $72,000 to record insurance and payroll expense; and a reduction in income tax expense of $186,000. The net impact of the restatement described above resulted in a decrease in net income and both basic and diluted earnings per share for the fifty-two weeks ended April 25, 1999 of $300,000 and $0.03 per share.

(3) LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and the realization of assets and settlement of liabilities in the ordinary course of business.

         The Company's material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. In addition, capital requirements relating to the opening of new restaurants have been, and will continue to be, significant.

         During fiscal year 2001, the Company's primary sources of working capital were the loan facilities with Finova Capital Corporation (see Note 7), the sale-leaseback facilities with CNL Fund Advisors and Franchise Finance Corporation of America (See Note 7) and a $1.5 million loan from Berjaya. The Company has experienced significant cash flow problems primarily due to the Company opening 30 new restaurants in the past 24 months combined with a net loss of $15.9 million, net cash used by operations of $0.8 million for fiscal year 2001, and a retained deficit of $13.4 million. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the successful development of marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

         The Company anticipates that it may require additional debt or equity financing in order to fund previously incurred liabilities and current operations. If cash generated from the Company's operations is insufficient to fund the Company's financial commitments and previous losses, and support the Company's continued growth, the Company will have to obtain additional financing. There can be no guarantee or assurance that additional financing will be available on terms acceptable to the Company, if ever. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

         The Company's liquidity is dependent on the Company maintaining compliance with its financial covenants. The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova and First Union. The Company is not in compliance with the required cash flow coverage ratios contained in the loans with Finova and First Union and was unable to make the past-due payments on its loan with Finova. If the Company is not able to comply with the new financial covenants in the future, Finova and/or First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company was unable to make the $1.5 million payment on its notes to Colorado Boxed Beef Company ("CBBC") (see Note 8). In July 2001, CBBC agreed to restructure the note. Pursuant to the restructuring, the Company is required to pay CBBC $1.0 million on or before September 30, 2001. The Company plans to pay the $1.0 million with a $1.6 million tax refund which the Company expects to receive before September 30, 2001. Because the Company does not have $1.0 million cash on hand, if the Company does not receive the tax refund before September 30, 2001, the entire $5.9 million payable under the notes will be immediately due and CBBC will have the right to exercise any remedies available to it under the notes which could have a material adverse effect on the Company's financial condition and operating results.

         Capital requirements relating to the implementation of the Company's business plan have been and will continue to be significant. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring operations to minimize cash expenditures and the successful development of marketing strategies. There can be no assurance that the Company will have sufficient capital resources to permit the Company to continue to implement its business plan.

         While there can be no assurances, the Company believes its cash flows from operations will satisfy its liquidity requirements in fiscal year 2002.

The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4) PROPERTY AND EQUIPMENT

         Property and equipment, net consist of the following:


                                                                            ($ in thousands)
                                                                                                    Estimated
                                                       April 29, 2001         April 30, 2000       Useful Lives
                                                       --------------         --------------       ------------
                                                                              (As restated)
Building ...................................              $  21,351             $  15,958           20 years
Land .......................................                 14,777                13,257
Furniture and equipment ....................                 26,604                25,339           3-7 years
Leasehold improvements .....................                 53,738                56,015           7-20 years
                                                          ---------             ---------
                                                            116,470               110,569

Less: accumulated depreciation .............                (34,218)              (26,018)
                                                          ---------             ---------
                                                             82,252                84,551
Construction in progress ...................                  4,952                 7,653
                                                          =========             =========
                                                          $  87,204             $  92,204
                                                          =========             =========

         Included in property and equipment are buildings and equipment under capital leases of $9.2 million and $9.7 million at April 29, 2001 and April 30, 2000, respectively (see Note 5). The Company capitalized interest costs of approximately $346,000, $416,000 and $120,000 during Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, respectively, with respect to qualifying construction projects.

(5) CAPITAL LEASES

         The following is a schedule of future minimum lease payments required under capital leases as of April 29, 2001:

                                   ($ in thousands)
         2002 ........................................................ $ 1,608
         2003 ........................................................     967
         2004 ........................................................     931
         2005 ........................................................     764
         2006 ........................................................     573
         Thereafter ..................................................   4,892
                                                                       -------
         Total minimum lease payments ................................   9,735
         Less: amount representing interest at varying rates
               ranging from 9 percent to 16 percent ..................  (3,993)
                                                                       -------
         Present value of net minimum capital lease payments..........   5,742

         Less: current portion of capital lease obligations ..........   1,013
                                                                        ------
         Minimum capital lease obligations excluding current portion..   4,729
                                                                        ======

(6) OPERATING LEASES

         The Company leases the majority of its restaurant facilities. The lease terms range from 5 to 20 years and generally provide for renewal options to extend the lease term.

         The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 29, 2001:

                                            ($ in thousands)

           2002 ............................     $ 7,797
           2003 ............................       7,775
           2004 ............................       7,757
           2005 ............................       7,716
           2006 ............................       7,503
           Thereafter ......................      53,955
                                                 -------
           Total minimum lease payments ....     $92,503
                                                 =======

         The total rent expense for operating leases was $11.0 million, $6.0 million and $4.2 million, for Fiscal Year 2001, Fiscal Year 2000, and Fiscal Year 1999, respectively.

         During, the fifty-two weeks ended April 29, 2001, the Company entered into thirteen sale-leaseback transactions that have been accounted for as capital leases for real estate in the amount of $7.2 million. No gain or loss was deferred or recognized in connection with these transactions.

         During Fiscal Year 2000, the Company entered into agreements for the sale and leaseback of certain restaurant equipment for a period of 60 months, which were recorded as operating leases. The equipment was sold at book value of approximately $5.7 million.

         During Fiscal Year 2000, the Company amended various sale-leaseback agreements it had with Franchise Finance Corporation of America ("FFCA") and CNL. The amended sale-leaseback agreements were then treated as operating leases as of the effective date of the amendment. As a result of this amendment, approximately $4.9 million in property and equipment and $5.1 million in capital lease debt were removed from the balance sheet and a gain of approximately $179,000 was recognized in the accompanying consolidated statement of operations.

         In April 2000, the Company secured an $18.5 million sale-leaseback credit facility from FFCA which initially was due to expire December 31, 2001. As of April 29, 2001, the $18.5 million balance is no longer available from FFCA.

(7) LONG-TERM DEBT

A summary of long-term debt, as of April 29, 2001 and April 30, 2000, respectively, follows:

                            ($ in thousands)

                                                                                    2001      2000
                                                                                   -------   -------

Loan payable to Finova Capital Corporation in the principal amount of $15.0 million; interest payable at 9.55%; principal and interest payable in equal consecutive monthly installments of $157,087 each through October 1, 2012. The facility consists of a 15-year term loan collateralized by real estate.
(See Note A below)                                                                 $13,077   $13,680

Loan payable to Finova Capital Corporation in the principal amount of $2.9 million; interest payable at 8.96%; principal and interest payable in equal consecutive monthly installments of $36,420 each through April 2008. The facility consists of a 10-year loan collateralized by personal property and
fixtures at four Company owned-restaurants. (See Note A below)                       2,247     2,472


                                                                                    2001      2000
                                                                                   -------   -------

Note payable to First Union National Bank in the principal amount of $1.7 million; interest payable at one-month LIBOR rate plus 1.90%; principal and interest payable in consecutive monthly installments through March 1, 2004
The loan is a 5-year term loan collateralized by personal property and
fixtures at the Company's new corporate facility.                                   1,652     1,253

Master Security Agreement with Pacific Financial Company for two 5-year term loans in the principal amount of $881,987; interest payable at 10.74%;
principal and interest payable in equal consecutive monthly
installments of $17,566 through February 2004. There is a principal balloon payment of $88,199 due at the end of the term. The loans are collateralized by personal property and fixtures at three Company-owned
restaurants.                                                                          564     1,060

Loan payable to First Union National Bank in the principal amount of $1.3 million; principal and interest payable in consecutive monthly installments through May 1, 2010.  The loan was originally short-term in nature, as a
120-day promissory note.  However, this note was refinanced to a 10-year
loan with the interest payable at one-month LIBOR rate plus 1.75%.                  1,254     1,000

Working Capital Line of Credit payable to Finova Capital Corporation in the principal amount of $5 million; interest payable at prime rate plus 2%;
principal balloon payments of $1.0 million, $2.0 million, $1.0 million, and
$1.0 million due November 15, 2001, October 28, 2001, December 9, 2001 and
January 13, 2002, respectively, interest payable on a monthly basis.
(See Note A below)                                                                  5,000     5,000

Note payable to Finova in the principal amount of $1.196 million; interest payable at 10.11%; principal and interest payable in equal consecutive monthly installments of $14,366 through May 1, 2012.
(See Note A below)                                                                  1,146     1,196

Note payable to Finova in the principal amount of $920,087; interest payable at
10.11%; principal and interest payable in equal consecutive
monthly installments of $11,054 through May 1, 2012.  (See Note A below)              882        --

Note payable to Finova in the principal amount of $931,591; interest payable at
10.33%; principal and interest payable in equal consecutive
monthly installments of $11,311 through June 1, 2012.  (See Note A below)             897        --

Note payable to Finova in the principal amount of $972,023; interest payable at
10.49%; principal and interest payable in equal consecutive
monthly installments of $11,893 through June 1, 2012.  (See Note A below)             937        --

Note payable to Finova in the principal amount of $1.186 million; interest payable at 10.53%; principal and interest payable in equal consecutive
monthly installments of $14,537 through June 1, 2012.  (See Note A below)           1,143        --

Note payable to Finova in the principal amount of $828,572; interest payable at
9.89%; principal and interest payable in equal consecutive
monthly installments of $9,849 through September 1, 2012.  (See Note A below)         807        --

Note payable to Finova in the principal amount of $1.239 million; interest payable at 9.74%; principal and interest payable in equal consecutive
monthly installments of $14,616 through November 1, 2012.  (See Note A below)       1,215        --

Note payable to Finova in the principal amount of $1.329 million; interest payable at 9.74%; principal and interest payable in equal consecutive
monthly installments of $15,685 through November 1, 2012.  (See Note A below)       1,304        --

Note payable to FFCA Acquisition Corp. in the principal amount of $1.850 million; Interest accrues from the date of the note to the Initial Change Date, as defined, at LIBOR plus 4 percent; and from the Initial Change Date and on the first day of each month thereafter, interest accrues at the sum of LIBOR plus 4 percent and the then LIBOR variable, as defined (9.06 percent at April
30, 2001); all outstanding amounts as of the date of completion of the Port
Richey facility shall be payable in monthly installments beginning the first day of the month immediately following the month in which the final disbursement
under the Note occurs and shall continue over a period of twenty years.             1,445        --


                                                                                    2001      2000
                                                                                   -------   -------

Note payable to FFCA Acquisition Corp. in the principal amount of $1.625 million; interest accrues at LIBOR plus 5.25 percent (10.31 percent at
April 30, 2001); all outstanding amounts as of the date of completion of the Titusville facility shall be payable in monthly installments beginning the first day of the month immediately following the month in the final disbursement under the Note occurs and shall continue
over a period of twenty years.                                                      1,443        --
                                                                                  -------    ------
Total long-term debt obligations                                                   35,013    25,661

Less current installments                                                          33,077     1,252
                                                                                  -------   -------
Long-term debt, net of current installments                                       $ 1,936   $24,409
                                                                                  =======   =======

     Annual maturities on notes payable as of April 29, 2001 are as follows:

                                ($ in thousands)

                2002 ...........................    $  33,077
                2003 ...........................          360
                2004 ...........................          427
                2005 ...........................          222
                2006 ...........................          246
                Thereafter .....................          681

         Note A: In July and August 2001, the Company was unable to make principal and interest payments to Finova on the loans listed above, totalling $700,000. The Company is attempting to bring its payments current but there can be no assurance that the Company will be successful. If the Company is unable to make the past-due payments or negotiate new payment terms with Finova, Finova could immediately accelerate all amounts due and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The Company is not in compliance with the required cash flow coverage ratio. The Company is in the process of negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results. The carrying amount of assets used as collateral is approximately $46.3 million and $27.1 million at April 29, 2001 and April 30, 2000, respectively.

         The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union. The Company is not in compliance with the required cash flow coverage ratio. The Company is in the process of negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results. The carrying amount of assets used as collateral is approximately $5.3 million at April 29, 2001.

         The Company has a $10.0 million sale-leaseback credit facility with CNL Fund Advisors ("CNL"). Due to the Company's current financial condition, it can no longer utilize the CNL facility.

(8) NOTES PAYABLE

         On February 14, 2001, Berjaya (which owns approximately 62% of the Company's common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand and is collateralized by intellectual property and certain unencumbered real and personal property. The note is convertible at any time, at Berjaya's option, into shares of the Company's common stock. The conversion rate is based on the fair market value of the common stock on the day of conversion.

         Due to the Company's recent liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to CBBC, the Company's principal food supplier, for trade payables owed to them. The notes bear interest at 9.5%. The note for $4.4 million is due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment in April 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the note, the Company paid CBBC $200,000 in July 2001. If the Company pays CBBC $1.0 million of the notes on or before September 30, 2001, the notes will be amortized over 48 months bearing interest at 11.5%. Such notes are secured by the unencumbered fixed assets of 17 restaurant locations. The Company plans to pay the $1.0 million to CBBC with a $1.6 million tax refund which the Company expects to receive before September 30, 2001. The Company does not currently have the cash on hand to pay the $1.0 million to CBBC. If the Company does not receive the tax refund prior to September 30, 2001, the entire $5.9 million payable under the notes will be due and CBBC will have the right to exercise any remedies available to it under the notes which could have a material adverse effect on the Company's financial conditions and operating results.

         In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. ("Tinsley") for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and is obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and thereafter, $40,000 per week until the debt is paid in full. These amounts are included in accounts payable.

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

(10) STOCK OPTION PLANS

         A Stock Option Plan (the "Original Plan") was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees, and 516,666 shares of the Company's common stock were reserved for issuance pursuant to such plan at April 29, 2001. These options vest over a three-year period from the date of grant and are exercisable for a period of ten years after grant. During 1997, the Company granted options to employees to purchase 173,000 shares of common stock at a price of $6.75 per share and certain directors options to purchase 15,000 shares of the Company's common stock at a price of $6.38 per share. During 1996, the Company granted options to employees to purchase 115,416 shares of common stock at a price of $10.80 per share and certain directors options to purchase 50,000 shares of the Company's common stock at prices ranging from $6.00 to $6.13 per share. The options were granted at fair market value on the date of grant. The options expire 90 days after termination of employment.

         In February 1998, options were granted to the President and Chief Executive Officer, the general counsel and a consultant of the Company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. According to the terms of the agreement (the "Agreement"), these options vested as follows: 100,000 vested at the date of grant, 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vested upon attainment and maintenance of an average closing price for the Company's common stock, over a ten day period, of at least $9.50 per share. The Agreement was later amended (effective as of the grant date) with respect to the vesting schedule and the general counsel and consultant became employees of the Company. According to the terms of the amended agreement, all the options vest at the date of grant. The options are exercisable for a period of ten years after grant. In addition, the Company granted options to purchase 15,000 shares of common stock, at $3.50 per share, to the family of Tan Kim Poh, deceased former Chairman of the Board of Directors of the Company. These options were all granted outside the Plan. No compensation expense was recorded as a result of these issuances during Fiscal Year 2001, Fiscal Year 2000 or Fiscal Year 1999. The options were granted at fair market value on the date of grant.

         On December 16, 1998, the Company adopted the 1998 Omnibus Stock Option Plan (the "1998 Plan"). The 1998 Plan was adopted for employees, key executives and directors of the Company, and options to purchase 324,500 shares of common stock at an exercise price of $6.00 per share were granted by the Company. Of these options, 118,000 options vest over a three-year period from December 16, 1998, and are exercisable for a period of ten years after the date of grant. The remaining 206,500 options vest over a three-year period beginning on December 16, 1999, and are exercisable for a period of ten years after the date of grant. The Company did not recognize compensation expense related to the issuance of these options due to issuance at fair market value.

         On November 4, 1999, the Company's Shareholders voted to amend the 1998 Omnibus Stock Option Plan whereby the number of shares issuable under the plan increased from 236,000 to 436,000.

         At April 29, 2001, there were 419,971 additional shares available for grant under the Original Plan and the 1998 Plan. The weighted average fair value of stock options granted during Fiscal Year 2000 and Fiscal Year 1999 was as follows using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                    Fifty-Three              Fifty-Two
                                    Weeks Ended             Weeks Ended
                                   April 30, 2000          April 25, 1999
                                  ---------------          --------------

Weighted average fair value       $   3.81                     $3.10
Expected dividend yield                0.0%                      0.0%
Risk-free interest rate                5.2%                      4.5%
Historical volatility                   70%                     66.4%
Expected life                       5 years                   8 years


         There were no options issued during Fiscal Year 2001.

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

                     ($ in thousands, except per share data)

                                                    Fifty-Three        Fifty-Two
                                  Fifty-Two        Weeks Ended        Weeks Ended
                                 Weeks Ended      April 30, 2000     April 25, 1999
                                April 29, 2001    (As restated)       (As restated)
                               ---------------    -------------      --------------
Net (loss) income
      As reported .......        $  (15,856)        $   2,606        $   5,708
      Pro forma .........           (16,262)            2,485            5,189

Basic net (loss) income
   per share
      As reported .......        $    (1.63)        $    0.27        $    0.60
      Pro forma .........             (1.67)             0.26             0.54

Diluted net (loss) income
   per share
       As reported ......        $    (1.63)        $    0.27        $    0.59
       Pro forma ........             (1.67)             0.25             0.54

         Pro forma net (loss) income reflects only options granted during Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is reflected over the options' vesting period ranging from one to three years and compensation cost for options granted prior to December 31, 1996 is not considered.

         Stock option activity during the periods indicated is as follows:


                                                          Number of     Weighted Average
                                                           Shares       Exercise Price
                                                         ----------     --------------
         Balance at April 26, 1998...................      988,705          5.65
              Granted................................      324,500          6.00
              Exercised..............................       (3,333)         4.50
              Forfeited..............................      (52,352)         6.75
              Expired................................     (428,563)         6.66

         Balance at April 25, 1999...................      828,957          5.25
              Granted...............................        55,505          6.00
              Exercised..............................           --            --
              Forfeited..............................      (58,767)         6.27
              Expired................................           --            --

         Balance at April 30, 2000...................      825,695          5.24
              Granted................................           --            --
              Exercised..............................           --            --
              Forfeited..............................     (144,799)         6.11
              Expired................................           --            --

         Balance at April 29, 2001...................      680,896          5.04


         At April 29, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and 6.8 years, respectively.

         At April 30, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and 7.9 years, respectively.

         At April 25, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and 8.2 years, respectively.

         At April 29, 2001, April 30, 2000 and April 25 1999, the number of options exercisable was 640,869, 657,673, and 497,634, respectively, and the weighted average exercise price of those options was $4.98, $5.01 and $4.73, respectively.

(11) INCOME TAXES

         Income tax expense for Fiscal Year 2001, Fiscal Year 2000, and Fiscal Year 1999 consists of the following:

                                                                    ($ in thousands)

                                                   April 29,           April 30,           April 25,
                                                     2001                2000                 1999
                                                   ---------           ---------           ---------
                                                                    (As restated)        (As restated)
         Current:
            Federal ...................            $  (595)            $   (16)             $  1,566
            State .....................                 19                  (4)                  304
                                                   -------              -------             --------
                                                      (576)                (20)                1,870
         Deferred:
            Federal ...................              2,238                  78                (1,777)
            State .....................                156                  20                   (46)
                                                   -------             -------               -------
                                                     2,394                  98                (1,823)
         Total income tax expense
            before tax benefit from
            cumulative effect of
            change in accounting
            principle .................            $ 1,818             $    78               $    47
                                                   =======             =======               =======
         Tax benefit from
            cumulative change in
            accounting principle ......                --                 (248)                   --
                                                   =======              =======              =======
         Total income tax expense .....            $ 1,818              $ (170)              $    47
                                                   =======              =======              =======


         The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:


                                                                              ($ in thousands)

                                                                         April 29,           April 30,
                                                                           2001                2000
                                                                        ----------          ---------
                                                                                          (As restated)
         Deferred tax assets:
             Tax credit carryforwards ........................           $ 2,624            $ 1,331
             NOL/Capital Loss Carryforwards...................             1,339                 --
             Accrued workers' compensation ...................               322                 130
             Property and equipment ..........................             2,447                 510
             Other ...........................................               257                 599
             Less: valuation allowance .......................            (6,800)                 --
                                                                          -------            -------
                                                                             189               2,570
         Deferred tax liabilities:

             Other ...........................................              (189)               (176)
                                                                         -------             -------
                                                                         $    --             $ 2,394
                                                                         =======             =======

         The Valuation Allowance for deferred tax assets as of April 29, 2001 was $6.8 million. The valuation allowance as of April 30, 2000 was zero. The Valuation Allowance was increased by $6.8 million because it is more likely than not that the Company will not be able to utilize its deferred tax assets.

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management currently believes that it is more likely than not that these assets will not be realized.

         The actual income tax expense differs from the "expected" income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes), for Fiscal Year 2001 and Fiscal Year 2000 as follows:


                                                                       April 29,         April 30,
                                                                         2001              2000
                                                                      --------           --------
                                                                                      (As restated)

         Income taxes at statutory rates ......................         (34.00)%           34.00%
         State and local taxes, net of federal tax benefit ....            .82               .29
         FICA tip tax credit ..................................           1.27              4.18
         Utilization of tax credit carryforwards ..............             --            (12.29)
         Other items ..........................................           3.44              5.62
         Change in valuation allowance .......................           41.42            (29.61)
                                                                      --------           --------
                                                                         12.95%             2.19%
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

         The Company currently owns and operates 35 (42%) of its 83 restaurants within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy. Furthermore, the Company may be affected by changing conditions within the food service industry.

         For Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, two suppliers comprised approximately 33%, 27% and 67%, respectively, of the Company's purchases. Purchases from these suppliers were approximately $35.3 million, $33.6 million and $26.3 million for Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, respectively.

(13) COMMITMENTS AND CONTINGENCIES

         The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company's financial condition.

         The Company plans to open the four Company-owned Roadhouse Grill restaurants under construction or development as of April 29, 2001 in Fiscal Year 2002. The estimated cost to complete these restaurants was approximately $1.8 million at April 29, 2001, of which $587,000 will be funded by FFCA and approximately $1.2 million will be funded through cash generated by the Company's operations. However, there can be no assurance that cash flows from operations will be sufficient to fund these amounts.

(14) EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         On June 3, 1997, the Board of Directors of the Company approved a plan to provide mid-level employees with an employee savings plan pursuant to Section 401(k) of the Internal Revenue Service Code (the "Code"). As an alternative to providing highly compensated employees with participation in such 401(k) plan, which would have required the Company to extend plan benefits to a broader group of employees, the Company also authorized a Supplemental Executive Retirement Plan (the "SERP") for executives. A formal plan, in each case, was adopted by the Company during the fourth quarter of 1997.

         The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999 was approximately $14,800, $16,300 and $19,800, respectively.

         The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999 was approximately $147,000, $116,500 and $75,200, respectively.

         The Company has filed its 1999 Form 5500 with the Internal Revenue Service. As of July 31, 2001, the Company has not filed the 1999 audited financial statements for its 401(k) plan, as required by the IRS. Management has not been notified by the IRS of any penalties associated with their delinquent filing. Management is in the process of completing its 401(k) plan financial statements and plans to file these statements as soon as practicable. Management does not believe that the delinquent filing of its audited 401(k) plan financial statements will have a material adverse effect on the Company's financial position or results of operations.

(15) RELATED PARTY TRANSACTIONS

         Berjaya directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited ("Roadhouse Grill Hong Kong") and Roadhouse Grill Asia Pacific (Cayman) Limited ("Roadhouse Grill Asia"). In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia's Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty based on gross sales in connection with the operation of each of its restaurants. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and royalty fees based on gross sales. The Company did not recognize royalty income from Roadhouse Grill Hong Kong for Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999.

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

         As of December 28, 1997, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. Subsequently, two of the franchisees in Malaysia ceased operations. The Company recorded $40,000, $12,000 and $16,000 in royalty income from those restaurants during Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, respectively.

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

         During the fourth quarter of 1997, the Company engaged National Retail Group, Inc. ("NRG"), a real estate and retailing consulting firm, and SABi International Developments, Inc. ("SABi"), a management consulting and investment firm, to provide specified real estate development and management consulting services to the Company. SABi is wholly-owned by Ayman Sabi. NRG is an affiliate of Ayman Sabi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company's Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. Martin Bernholz, President of NRG, is Secretary of the Company and in-house counsel of the Company as of April 25, 1999. During Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, the Company paid fees and reimbursed expenses in the aggregate amount of $3,345, $1,069,316 and $554,000, respectively to NRG. The Company did not make any payments to SABi during Fiscal Year 2001, Fiscal Year 2000 or Fiscal Year 1999.

         On February 14, 2001, Berjaya loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand at any time and is collateralized by intellectual property and certain unencumbered real and personal property. The note is convertible at any time, at Berjaya's option, into shares of the Company's common stock. The conversion rate is based on the fair market value of the common stock on the day of conversion.

(16) NET (LOSS) INCOME  PER COMMON SHARE ("EPS")

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


                                                                    Fifty-two Weeks Ended April 29, 2001
                                                             ----------------------------------------------------
                                                             Net Loss               Shares               Amount
                                                             --------              ---------            ---------
                                                                    ($ in thousands, except per share data)
     BASIC EPS

     Net (loss) income available
     to common shareholders                                   $(15,856)            9,708,741            $ (1.63)

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                                  --                    --                 --
                                                              ---------            ---------           ---------
     DILUTED EPS                                             $ (15,856)            9,708,741            $ (1.63)
                                                              =========            =========           =========

         Options to purchase 680,896 shares of common stock at a weighted average exercise price of $5.04 per share were outstanding during Fiscal Year 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 29, 2001. No new options were granted during Fiscal Year 2001. Convertible debt is not included in the computation of diluted EPS because the Company recognized a loss for the Fiscal Year 2001 and including such conversion would result in antidilutive EPS.


                                                                    Fifty-three Weeks Ended April 30, 2000
                                                             ----------------------------------------------------
                                                             Net Income             Shares               Amount
                                                             ----------            ---------            ---------
                                                                                (As restated)
                                                                    ($ in thousands, except per share data)
     BASIC EPS

     Net income available
     to common shareholders                                   $   2,606            9,708,741            $    0.27

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                                   --               83,278                   --
                                                              ---------            ---------            ---------
     DILUTED EPS                                              $   2,606            9,792,019            $    0.27
                                                              =========            =========            =========

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

                                                                     Fifty-two Weeks Ended April 25, 1999
                                                             ----------------------------------------------------
                                                             Net Income             Shares               Amount
                                                             ----------            ---------            ---------
                                                                                (As restated)
                                                                     ($ in thousands, except per share data)
     BASIC EPS

     Net income available
     to common shareholders                                   $   5,708            9,536,631            $    0.60

     EFFECT OF DILUTIVE SECURITIES
     Stock options                                                   --              131,838                 (.01)
                                                              ---------            ---------            ---------

     DILUTED EPS                                              $   5,708            9,668,469            $    0.59
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

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for Fiscal Year 2001 and Fiscal Year 2000 with the quarters structured according to the fiscal year:


                                                                        ($ in thousands, except per share data)
                                                      --------------------------------------------------------------------------
                                                        1ST QTR        2ND QTR          3RD QTR        4TH QTR       TOTAL YEAR
                                                      ----------      ----------      -----------     ----------     -----------
                                                     (As restated)  (As restated)    (As restated)  (As restated)
2001:

   Total revenues                                     $   41,420      $   39,396      $   41,789      $   45,450      $   168,055

   Operating income (loss)                                   499          (3,296)         (6,571)         (1,815)         (11,183)

   Loss before cumulative effect of
      change in accounting principle                  $     (111)     $   (2,829)        (10,813)         (2,103)         (15,856)

   Cumulative effect of change in accounting
       principle                                              --              --              --              --               --
   Net loss                                           $     (111)     $   (2,829)     $  (10,813)     $   (2,103)     $   (15,856)

   Basic net loss per common share:
      Basic net loss before cumulative
         effect of change in accounting principle     $    (0.01)     $    (0.29)     $    (1.11)     $    (0.22)     $     (1.63)

      Cumulative effect of change in
         accounting principle                                 --              --              --              --               --
   Basic net loss per common share                    $    (0.01)     $    (0.29)     $    (1.11)     $    (0.22)     $     (1.63)

   Diluted net loss per common share:
      Diluted net loss before cumulative
         effect of change in accounting principle     $    (0.01)     $    (0.29)     $    (1.11)     $    (0.22)     $     (1.63)

      Cumulative effect of change in
         accounting principle                                 --              --              --              --               --
   Diluted net loss per common share                  $    (0.01)     $    (0.29)     $    (1.11)     $    (0.22)     $     (1.63)

2000:

   Total revenues                                     $   35,316      $   32,457      $   35,917      $   45,207      $   148,897

   Operating income                                        2,111             110             529           3,112            5,862

   Income (loss) before cumulative effect of
      change in accounting principle                       1,503            (473)            (15)          2,468            3,483

   Cumulative effect of change in accounting
       principle                                            (877)             --              --              --             (877)

   Net income (loss)                                  $      626      $     (473)     $      (15)     $    2,468      $     2,606

   Basic net income (loss) per common share:
      Basic income (loss) before cumulative
         effect of change in accounting principle     $     0.15      $    (0.05)     $     0.00      $     0.25      $      0.36

      Cumulative effect of change in
         accounting principle                              (0.09)             --              --             --             (0.09)

   Basic net income (loss) per common share           $     0.06      $    (0.05)     $     0.00      $     0.25      $      0.27

   Diluted net income (loss) per common share:
      Diluted income (loss) before cumulative
         effect of change in accounting principle     $     0.15      $    (0.05)     $     0.00      $     0.25      $      0.36

      Cumulative effect of change in
         accounting principle                              (0.09)             --              --              --            (0.09)

   Diluted net income (loss) per common share         $     0.06      $    (0.05)     $     0.00      $     0.25      $      0.27
