Form 10-Q
period 2001-07-29
ROADHOUSE GRILL INC
filed 2001-09-12
CIK 1019376

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THIRTEEN WEEKS ENDED JULY 29, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-28930

                             ROADHOUSE GRILL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                  65-0367604
             -------                                  ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

               2703-A GATEWAY DRIVE, POMPANO BEACH, FLORIDA 33069
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                  Registrant's telephone number (954) 957-2600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's common stock outstanding as of September 10, 2001 was 9,708,741.

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
                       THIRTEEN WEEKS ENDED JULY 29, 2001

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I.  FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                 Condensed Consolidated Balance Sheets as of July 29, 2001
                     and April 29, 2001 (unaudited)..............................................................      1

                 Condensed Consolidated Statements of Operations for the Thirteen
                     Weeks Ended July 29, 2001 and July 30, 2000 (unaudited).....................................      2

                 Condensed Consolidated Statement of Changes in Shareholders'
                     Equity for the Thirteen Weeks Ended July 29, 2001 (unaudited)...............................      3

                 Condensed Consolidated Statements of Cash Flows for the Thirteen
                     Weeks Ended July 29, 2001 and July 30, 2000 (unaudited).....................................      4

                 Notes to Condensed Consolidated Financial Statements............................................      5

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................................................     10

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......................................     17

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS...............................................................................     18

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K................................................................     18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JULY 29, 2001 AND APRIL 29, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                 JULY 29,         APRIL 29,
                                                                                                   2001             2001
                                                                                                ----------       ----------
                                                ASSETS
Current assets:
   Cash and cash equivalents ...............................................................    $    2,207       $    1,582
   Accounts receivable .....................................................................           726            1,512
    Income tax receivable ..................................................................         1,814            2,253
   Inventory ...............................................................................         1,574            1,462
   Prepaid expenses ........................................................................         1,783            2,080
                                                                                                ----------       ----------
      Total current assets .................................................................         8,104            8,889
Property & equipment, net ..................................................................        85,553           87,204
Intangible assets, net of accumulated amortization of $599 and $557
   at July 29, 2001 and April 29, 2001 respectively ........................................         2,063            2,105
Other assets ...............................................................................         2,156            2,130
                                                                                                ----------       ----------
      Total assets .........................................................................    $   97,876       $  100,328
                                                                                                ==========       ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................................    $    5,758       $    6,382
   Accrued expenses ........................................................................        10,144            8,818
    Convertible note payable to shareholder ................................................         1,500            1,500
    Note payable to vendor .................................................................         5,717            5,902
    Current portion of long-term debt ......................................................        31,752           33,077
    Current portion of capitalized lease obligations .......................................           795            1,013
                                                                                                ----------       ----------
      Total current liabilities ............................................................        55,666           56,692
Long-term debt .............................................................................         2,848            1,936
Capitalized lease obligations ..............................................................         4,585            4,729
                                                                                                ----------       ----------
      Total liabilities ....................................................................        63,099           63,357
Shareholders' equity:
Preferred stock $0.01 par value.  Authorized 10,000,000 shares; issued and outstanding
   0 shares as of July 29, 2001 and April 29, 2001 .........................................            --               --
Common stock $.03 par value. Authorized 30,000,000 shares; issued and outstanding
   9,708,741 shares as of July 29, 2001 and April 29, 2001 .................................           291              291
Additional paid-in-capital .................................................................        50,039           50,039
Retained deficit ...........................................................................       (15,553)         (13,359)
                                                                                                ----------       ----------
      Total shareholders' equity ...........................................................        34,777           36,971
Commitments and contingencies (Note 2) .....................................................            --               --
                                                                                                ----------       ----------
      Total liabilities and shareholders' equity ...........................................    $   97,876       $  100,328
                                                                                                ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEKS ENDED JULY 29, 2001 AND JULY 30, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                    THIRTEEN WEEKS ENDED
                                                                                                ---------------------------
                                                                                                 JULY 29,         JULY 30,
                                                                                                   2001             2000
                                                                                                ----------       ----------
Total revenues ...........................................................................      $   43,230       $   41,420
Cost of restaurant sales:
   Food and beverage .....................................................................          15,363           13,948
   Labor and benefits ....................................................................          13,947           12,774
   Occupancy and other ...................................................................           9,989            8,243
   Pre-opening expenses ..................................................................             356              918
                                                                                                ----------       ----------
   Total cost of restaurant sales ........................................................          39,655           35,883
Depreciation and amortization ............................................................           2,473            2,352
General and administrative expenses ......................................................           2,220            2,686
                                                                                                ----------       ----------
   Total operating expenses ..............................................................          44,348           40,921
                                                                                                ----------       ----------
   Operating (loss) income ...............................................................          (1,118)             499
Other expense:
   Interest expense, net .................................................................           1,076              668
                                                                                                ----------       ----------
(Loss) before income taxes ...............................................................          (2,194)            (169)
Income tax (benefit) .....................................................................              --              (58)
                                                                                                ----------       ----------
Net (loss) ...............................................................................      $   (2,194)      $     (111)
                                                                                                ==========       ==========

Basic net (loss) per common share ........................................................      $    (0.23)      $    (0.01)
                                                                                                ==========       ==========
Diluted net (loss)  per common share .....................................................      $    (0.23)      $    (0.01)
                                                                                                ==========       ==========
Weighted-average common shares outstanding ...............................................       9,708,741        9,708,741
                                                                                                ==========       ==========
Weighted-average common shares and share equivalents outstanding - assuming dilution .....       9,708,741        9,708,741
                                                                                                ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THIRTEEN WEEKS ENDED JULY 29, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                       COMMON STOCK              ADDITIONAL
                                -------------------------          PAID-IN-          RETAINED
                                  SHARES           AMOUNT          CAPITAL            DEFICIT              TOTAL
                                ----------          -----        -----------         ---------           ---------
Balance April 29, 2001........   9,708,741          $ 291          $ 50,039          $ (13,359)          $  36,971
Net loss .....................          --             --                --             (2,194)             (2,194)
                                ----------          -----          --------          ---------           ---------
Balance July 29, 2001.........   9,708,741          $ 291          $ 50,039          $ (15,553)          $  34,777
                                ==========          =====          ========          =========           =========

     See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THIRTEEN WEEKS ENDED JULY 29, 2001 AND JULY 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   JULY 29,             JULY 30,
                                                                                    2001                  2000
                                                                                  ---------             ---------
Cash flows from operating activities
   Net (loss) ........................................................            $  (2,194)            $    (111)
Adjustments to reconcile net (loss)
   to net cash provided by (used in) operating activities:
      Depreciation and amortization ..................................                2,473                 2,352

Changes in assets and liabilities:
   Decrease in accounts receivable ...................................                  786                    20
   (Increase) in inventory ...........................................                 (112)                  (18)
     Decrease in income tax receivable ...............................                  439                    --
   Decrease (increase) in prepaid expense ............................                  297                   (50)
   (Increase) in other assets ........................................                  (26)                 (203)
   (Decrease) in accounts payable ....................................                 (624)               (3,534)
   Increase (decrease) in accrued expenses ...........................                1,326                (1,204)
                                                                                  ---------             ---------
      Net cash provided by (used in) operating activities ............                2,365                (2,748)
Cash flows from investing activities
      Proceeds from payment on notes receivable ......................                   --                    84
   Proceeds from sale-leaseback transactions .........................                   --                 2,564
   Purchase of property and equipment ................................                 (780)               (4,361)
                                                                                  ---------             ---------
      Net cash (used in) investing activities ........................                 (780)               (1,713)
Cash flows from financing activities
   Proceeds from borrowings on long-term debt ........................                   --                 5,145
     Payments on notes payable to vendor .............................                 (185)                   --
   Repayments of long-term debt ......................................                 (413)                 (297)
   Payments on capital lease obligations .............................                 (362)                 (326)
                                                                                  ---------             ---------
      Net cash (used in) provided by financing activities ............                 (960)                4,522
Increase  in cash and cash equivalents ...............................                  625                    61
Cash and cash equivalents at beginning of period .....................                1,582                   378
                                                                                  ---------             ---------
Cash and cash equivalents at end of period ...........................            $   2,207             $     439
                                                                                  =========             =========
Supplementary disclosures:
   Interest paid .....................................................            $   1,013             $     806
                                                                                  =========             =========
   Income taxes paid .................................................            $       0             $     408
                                                                                  =========             =========

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

                              ROADHOUSE GRILL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen weeks ended July 29, 2001 and July 30, 2000 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fifty-two weeks ended April 29, 2001 ("fiscal year 2001").

         The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

         The results of operations for the thirteen weeks ended July 29, 2001 are not necessarily indicative of the results for the entire fiscal year ended April 28, 2002.

2.       COMMITMENTS AND CONTINGENCIES

         The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

         Two restaurants were opened during the thirteen weeks ended July 29, 2001. As of July 29, 2001, construction was underway on two restaurants that are expected to open during the third quarter of fiscal year 2002. The estimated aggregate cost to complete these restaurants is approximately $0.8 million that will be funded through cash flow from operations. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the two restaurants.

3.       LIQUIDITY AND GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and the realization of assets and settlement of liabilities in the ordinary course of business.

         The Company's material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases.

         During fiscal year 2001, the Company's primary sources of working capital were the loan facilities with Finova Capital Corporation (described below), the sale-leaseback facilities with CNL Fund Advisors and Franchise Finance Corporation of America (described below) and a $1.5 million loan from Berjaya Group (Cayman) Limited ("Berjaya"), the Company's principal shareholder (described below). The Company has recently experienced significant cash flow problems primarily due to the Company opening 32 new restaurants in the past 27 months combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $2.2 million for the first quarter of fiscal year 2002. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its services, restructuring its operations to minimize cash expenditures and the successful development of new marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

         The Company anticipates that it may require additional debt or equity financing in order to fund previously incurred liabilities and current operations. If cash generated from the Company's operations is insufficient to fund the Company's financial commitments and previous losses, and support the Company's continued growth, the Company will have to obtain additional financing. There can be no assurance that additional financing will be available on terms acceptable to the Company. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail or cease its operations.

         In September 1997, the Company entered into a $15.0 million loan facility with Finova Capital Corporation ("Finova"). The facility consists of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations. Monthly principal and interest payments for this facility are due through October 2012. The balance on the note as of July 29, 2001 was $12.9 million.

         On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations. The balance of the loan as of July 29, 2001 was $2.2 million.

         The Company also has a series of notes due to Finova in the aggregate amount of approximately $8.3 million, which notes are collateralized by improvements to real estate at eight leased restaurant locations. The notes, which are due between May and November 2012, have interest rates ranging from 9.74% to 10.53%.

         In October 1998, the Company entered into a $5.0 million, unsecured, working capital revolving loan (the "Revolving Loan") with Finova, which matures on December 31, 2001. In the first quarter of 2000, the Company collateralized the Revolving Loan with improvements to real estate at three locations and real estate and improvements at an additional location.

         The Company has not made principal and interest payments for August or September 2001 totaling $.7 million on its debt to Finova. Based on the Company's current liquidity, it does not anticipate having sufficient funds available to pay the $5.0 million Revolving Loan when due. The Company signed a commitment letter (the "Commitment Letter") with Finova on August 30, 2001 to
(i) consolidate all of the Company's outstanding debt with Finova, other than the Revolving Loan, into one term loan payable in 133 equal monthly installments of principal and interest with an interest rate of 11.5% per annum and (ii) convert, as of December 31, 2001, the Revolving Loan into an 84-month term loan bearing interest at the higher of prime plus 3.0% or 11.5% per annum. Pursuant to the Commitment Letter, the Company paid Finova the July 2001 principal and interest payment of approximately $336,000 on August 31, 2001. The terms set forth in the Commitment Letter are conditioned upon the Company paying the $.7 million on or before September 30, 2001. The Company plans to pay $.6 million to Finova with a $1.6 million tax refund which the Company expects to receive before September 30, 2001 and $.1 million from cash generated from operations. The Company does not currently have the cash on hand to pay the $.7 million to Finova. If the Company does not receive the tax refund prior to September 30, 2001, Finova will have the right to exercise any remedies available to it under the notes, including acceleration of all amounts due to them and the sale or disposition of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The Company is not in compliance with the required cash flow coverage ratio. In the Commitment Letter, Finova agreed to waive the existing covenant violations and to modify the cash flow coverage ratio to reflect the Company's current operations so long as the Company pays the $.7 million owed to Finova on or before September 30, 2001. If the financial covenants are not modified or the Company is not able to comply with the new financial covenants in the future, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results. Although the Company is currently negotiating a definitive agreement with Finova based on the terms contained in the Commitment Letter, there can be no assurance that such a definite agreement will be executed.

         The Company currently has two term loans with First Union National Bank ("First Union"). The outstanding balance on the loans as of July 29, 2001, was $2.8 million. The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union. The Company is not in compliance with the required cash flow coverage ratio. The Company is negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

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

         The Company is currently making payments on its operating and capital leases approximately 15 - 45 days after the due date, notwithstanding a five-day grace period for such payments.

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

         Due to the Company's recent liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company ("CBBC"), the Company's principal food supplier, for trade payables. The notes bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment in April 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. If the Company pays CBBC $1.0 million of the note on or before September 30, 2001, the notes will be amortized over 48 months bearing interest at 11.5%. Such notes are secured by the unencumbered fixed assets of 17 restaurant locations. The Company plans to pay the $1.0 million to CBBC with a $1.6 million tax refund which the Company expects to receive before September 30, 2001. The Company does not currently have the cash on hand to pay the $1.0 million to CBBC. If the Company does not receive the tax refund prior to September 30, 2001, the entire $5.9 million payable under the notes will be due and CBBC will have the right to exercise any remedies available to it under the notes which could have a material adverse effect on the Company's financial conditions and operating results.

         In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. ("Tinsley") for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and is obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and, thereafter, $40,000 per week until the debt is paid in full. The Company is currently in full compliance with its payment obligations to Tinsley.

         During January 1999, the Company entered into a Master Security Agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through February 2004. The Company is currently making payments on the loans approximately 45 days after the due date for such payments.

         The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

         In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective April 28, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting requirements. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

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

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         Any unamortized negative goodwill existing on the date Statement 142 is adopted must be written off as a cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,529,000, and unamortized identifiable intangible assets in the amount of $414,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $33,000 for the quarter ended July 29, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

5.       NET (LOSS) PER COMMON SHARE ("EPS")

         Net (loss) per share has been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", which requires the Company to compute and present basic and diluted earnings per share. Basic EPS excludes all dilution and is based upon the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is a reconciliation of the numerators (net loss) and the denominators (common shares outstanding) of the basic and diluted per share computations for net (loss):

                                                                            THIRTEEN WEEKS ENDED JULY 29, 2001
                                                                   ----------------------------------------------------
                                                                   NET LOSS               SHARES               AMOUNT
                                                                   ---------             ---------            ---------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Net loss available to common shareholders .............            $  (2,194)            9,708,741            $   (0.23)
EFFECT OF DILUTIVE SECURITIES
Stock options .........................................                   --                    --                   --
                                                                   ---------             ---------            ---------
DILUTED EPS ...........................................            $  (2,194)            9,708,741            $   (0.23)
                                                                   =========             =========            =========

         Options to purchase 680,896 shares of common stock at a weighted-average exercise price of $5.04 per share were outstanding during the thirteen weeks ended July 29, 2001. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in anti-dilutive EPS.

                                                                         THIRTEEN WEEKS ENDED JULY 30, 2000
                                                                  --------------------------------------------------
                                                                  NET INCOME              SHARES             AMOUNT
                                                                  -----------            --------            -------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Net loss available to common shareholders .............            $    (111)            9,708,741            $(0.01)
EFFECT OF DILUTIVE SECURITIES
Stock options .........................................                   --                    --                --
                                                                   ---------             ---------            ------
DILUTED EPS ...........................................            $    (111)            9,708,741            $(0.01)
                                                                   =========             =========            ======

         Options to purchase 821,296 shares of common stock at a weighted-average exercise price of $5.22 per share were outstanding during the thirteen weeks ended July 30, 2000. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter ended and including such options would result in anti-diluted EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things (i) the Company's growth strategies, plans, objectives and expectations concerning the Company's operations, cash flows, revenue, liquidity and capital resources, (ii) anticipated trends in the economy and the restaurant industry, (iii) the Company's future financing plans and (iv) the Company's ability to manage its debt and comply with financial covenants in its debt instruments. In addition, when used in this Form 10-Q, the words "believes," "anticipates," "expects" and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, the Company's results of operations, the likelihood that the Company will not be able to cure past payment defaults under certain of its loan facilities, availability of financing, increases in interest rates and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

GENERAL

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

         The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name "Roadhouse Grill." The Company was founded in 1992 and opened its first restaurant in 1993. As of July 29, 2001, there were 85 Company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, South Carolina and Tennessee. Of these, 35 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil and three franchised locations in Las Vegas, Nevada.

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

         The Company's revenues are derived primarily from the sale of food and beverages. Restaurant sales of food and alcoholic beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales during the thirteen weeks ended July 29, 2001. Franchise and management fees during this period accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

         The average cash investment in the 83 Company-owned Roadhouse Grill restaurants open the entire thirteen weeks ended July 29, 2001, was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 16 restaurant sites owned by the Company was approximately $884,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $183,000. The Company expects that the average cash investment required to open the two Company-owned restaurants under construction or development as of July 29, 2001, excluding land and pre-opening costs, will be approximately $0.8 million and will be funded through cash generated from operations. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the two restaurants.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:

                                                            THIRTEEN WEEKS ENDED
                                                       -------------------------------
                                                       JULY 29, 2001     JULY 30, 2000
                                                       -------------     -------------
Total revenues ...................................           100.0%            100.0%
Cost of restaurant sales:
   Food and beverage .............................            35.5              33.7
   Labor and benefits ............................            32.3              30.8
   Occupancy and other ...........................            23.1              19.9
   Pre-opening expenses ..........................              .8               2.2
                                                        ----------        ----------
   Total cost of restaurant sales ................            91.7              86.6
Depreciation and amortization ....................             5.8               5.7
General and administrative .......................             5.1               6.5
                                                        ----------        ----------
   Total operating expenses ......................           102.6              98.8
                                                        ----------        ----------
   Operating (loss) income .......................            (2.6)              1.2
Other expense:
Interest expense, net ............................             2.5               1.6
                                                        ----------        ----------
(Loss) before income taxes .......................            (5.1)             (0.4)
Income tax (benefit) .............................            (0.0)             (0.1)
                                                        ----------        ----------

Net (loss) .......................................            (5.1)%            (0.3)%
                                                        ==========        ==========

THIRTEEN WEEKS ENDED JULY 29, 2001 ("FISCAL YEAR 2002 FIRST QUARTER") COMPARED TO THIRTEEN WEEKS ENDED JULY 30, 2000 ("FISCAL YEAR 2001 FIRST QUARTER")

         RESTAURANTS OPEN. At July 29, 2001 there were 85 Company-owned restaurants open. At July 30, 2000, there were 76 Company-owned restaurants open. This represents a 11.8% increase in the number of Company-owned restaurants since July 30, 2000.

         TOTAL REVENUES. Total revenues increased $1.8 million, or 4.4%, from $41.4 million for the fiscal year 2001 first quarter to $43.2 million for the fiscal year 2002 first quarter. This increase is primarily attributable to sales generated at the 9 new Restaurants opened by the Company since the end of the fiscal year 2001 first quarter (the "New Restaurants"). Sales at comparable stores for the fiscal year 2002 first quarter decreased 4.0% compared with sales in the fiscal year 2001 first quarter.

         FOOD AND BEVERAGE. Food and beverage costs increased $1.4 million to $15.3 million in the fiscal year 2002 first quarter from $13.9 million in the fiscal year 2001 first quarter. This increase is primarily attributable to the New Restaurants. As a percentage of sales, food and beverage costs increased 1.8% to 35.5% for the fiscal year 2002 first quarter from 33.7% for the fiscal year 2001 first quarter. This increase can be attributable to a change in beef procurement practices and a general increase in food cost. In the third quarter of fiscal year 2001, the Company changed from using in house meat cutters to purchasing precut portion controlled beef. The Company estimates that the change to precut beef increased food and beverage costs as a percentage of revenue by approximately 1.4%.

         LABOR AND BENEFITS. Labor and benefits costs increased $1.2 million to $13.9 million in the fiscal year 2002 first quarter from $12.8 million in the fiscal year 2001 first quarter. The increase is primarily due to the operation of the New Restaurants. As a percentage of sales, labor and benefits costs increased 1.5% to 32.3% for the fiscal year 2002 first quarter from 30.8% for the fiscal year 2001 first quarter. During the second half of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service ("extreme service"). During the second half of fiscal year 2001, the Company also implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $1.8 million to $10.0 million in the fiscal year 2002 first quarter, or 21.2%, from $8.2 million in the fiscal year 2001 first quarter. The increase is primarily due to the operation of the New Restaurants. As a percentage of sales, occupancy and other costs increased by 3.2% from 19.9% for the fiscal year 2001 first quarter to 23.1% for the fiscal year 2002 first quarter. The increase is due to the operation of the New Restaurants and an increase in equipment rental expense and utilities expense due to higher fuel costs.

         PRE-OPENING EXPENSES. Pre-opening expenses decreased $562,000 to $356,000 in the fiscal year 2002 first quarter, from $918,000 in the fiscal year 2001 first quarter. The decrease is primarily due to opening only two restaurants during the fiscal year 2002 first quarter as compared to four restaurant opened in the fiscal year 2001 first quarter.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $121,000 to $2.5 million in the fiscal year 2002 first quarter, or 5.1%, from $2.4 million in the fiscal year 2001 first quarter. The increase is primarily due to the operation of the New Restaurants opened since the end of the fiscal year 2001 first quarter. As a percentage of sales, depreciation and amortization was comparable for both periods presented.

         GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $466,000 to $2.2 million in the fiscal year 2002 first quarter, or 17.3%, from $2.7 million in the fiscal year 2001 first quarter. The decrease is primarily the result of the Company restructuring the training program and a reduction in corporate personnel.

         TOTAL OTHER EXPENSE. Total other expense increased $408,000 to $1,076,000 in the fiscal year 2002 first quarter, or 61.1%, from $668,000 in the fiscal year 2001 first quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of the New Restaurants since the end of the fiscal year 2001 first quarter.

         INCOME TAX (BENEFIT). The Company recognized no income tax benefit for the fiscal year 2002 first quarter associated with the Company's fiscal year 2002 first quarter loss. Management believes that it is not likely that all of its deferred tax assets will be realized in the future.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

         In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement

142 effective April 28, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting requirements. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

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

         In connection with Statement 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

         And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,529,000, and unamortized identifiable intangible assets in the amount of $414,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $33,000 for the year ended July 29, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

         During fiscal year 2001, the Company's primary sources of working capital were the loan facilities with Finova Capital Corporation (described below), the sale-leaseback facilities with CNL Fund Advisors and Franchise Finance Corporation of America (described below) and a $1.5 million loan from Berjaya Group (Cayman) Limited ("Berjaya"), the Company's principal shareholder (described below). The Company has recently experienced significant cash flow problems primarily due to the Company opening 32 new restaurants in the past 27 months combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $2.2 million for the first quarter of fiscal year 2002. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its services, restructuring its operations to minimize cash expenditures and the successful development of new marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

         The Company anticipates that it may require additional debt or equity financing in order to fund previously incurred liabilities and current operations. If cash generated from the Company's operations is insufficient to fund the Company's financial commitments and previous losses, and support the Company's continued growth, the Company will have to obtain additional financing. There can be no assurance that additional financing will be available on terms acceptable to the Company. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail or cease its operations.

         In September 1997, the Company entered into a $15.0 million loan facility with Finova Capital Corporation ("Finova"). The facility consists of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations. Monthly principal and interest payments for this facility are due through October 2012. The balance on the note as of July 29, 2001 was $12.9 million.

         On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations. The balance of the loan as of July 29, 2001 was $2.2 million.

         The Company also has a series of notes due to Finova in the aggregate amount of approximately $8.3 million, which notes are collateralized by improvements to real estate at eight leased restaurant locations. The notes, which are due between May and November 2012, have interest rates ranging from 9.74% to 10.53%.

         In October 1998, the Company entered into a $5.0 million, unsecured, working capital revolving loan (the "Revolving Loan") with Finova, which matures on December 31, 2001. In the first quarter of 2000, the Company collateralized the Revolving Loan with improvements to real estate at three locations and real estate and improvements at an additional location.

         The Company has not made principal and interest payments for August or September 2001 totaling $.7 million on its debt to Finova. Based on the Company's current liquidity, it does not anticipate having sufficient funds available to pay the $5.0 million Revolving Loan when due. The Company signed a commitment letter (the "Commitment Letter") with Finova on August 30, 2001 to
(i) consolidate all of the Company's outstanding debt with Finova, other than the Revolving Loan, into one term loan payable in 133 equal monthly installments of principal and interest with an interest rate of 11.5% per annum and (ii) convert, as of December 31, 2001, the Revolving Loan into an 84-month term loan bearing interest at the higher of prime plus 3.0% or 11.5% per annum. Pursuant to the Commitment Letter, the Company paid Finova the July 2001 principal and interest payment of approximately $336,000 on August 31, 2001. The terms set forth in the Commitment Letter are conditioned upon the Company paying the $.7 million on or before September 30, 2001. The Company plans to pay $.6 million to Finova with a $1.6 million tax refund which the Company expects to receive before September 30, 2001 and $.1 million from cash generated from operations. The Company does not currently have the cash on hand to pay the $.7 million to Finova. If the Company does not receive the tax refund prior to September 30, 2001, Finova will have the right to exercise any remedies available to it under the notes, including acceleration of all amounts due to them and the sale or disposition of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

         The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The Company is not in compliance with the required cash flow coverage ratio. In the Commitment Letter, Finova agreed to waive the existing covenant violations and to modify the cash flow coverage ratio to reflect the Company's current operations so long as the Company pays the $.7 million owed to Finova on or before September 30, 2001. If the financial covenants are not modified or the Company is not able to comply with the new financial covenants in the future, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

Although the Company is currently negotiating a definitive agreement with Finova based on the terms contained in the Commitment Letter, there can be no assurance that such a definite agreement will be executed.

         The Company currently has two term loans with First Union National Bank ("First Union"). The outstanding balance on the loans as of July 29, 2001, was $2.8 million. The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union. The Company is not in compliance with the required cash flow coverage ratio. The Company is negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

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

         The Company is currently making payments on its operating and capital leases approximately 15 - 45 days after the due date, notwithstanding a five-day grace period for such payments.

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

         Due to the Company's recent liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company ("CBBC"), the Company's principal food supplier, for trade payables. The notes bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment in April 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. If the Company pays CBBC $1.0 million of the note on or before September 30, 2001, the notes will be amortized over 48 months bearing interest at 11.5%. Such notes are secured by the unencumbered fixed assets of 17 restaurant locations. The Company plans to pay the $1.0 million to CBBC with a $1.6 million tax refund which the Company expects to receive before September 30, 2001. The Company does not currently have the cash on hand to pay the $1.0 million to CBBC. If the Company does not receive the tax refund prior to September 30, 2001, the entire $5.9 million payable under the notes will be due and CBBC will have the right to exercise any remedies available to it under the notes which could have a material adverse effect on the Company's financial conditions and operating results.

         In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. ("Tinsley") for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and is obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and, thereafter, $40,000 per week until the debt is paid in full. The Company is currently in full compliance with its payments obligations to Tinsley.

         During January 1999, the Company entered into a Master Security Agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through February 2004. The Company is currently making payments on the loans approximately 45 days after the due date for such payments.

         The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

SUMMARY OF CASH FLOWS

         Cash provided by operating activities during the fiscal year 2002 first quarter was $2.4 million, as compared with cash used by operating activities of $2.7 million during the fiscal year 2001 first quarter

         Cash used by investing activities during the fiscal year 2002 first quarter was $0.8 million, as compared to $1.7 million used during the fiscal year 2001 first quarter. Cash used by investing activities consisted primarily of purchases of property and equipment.

         Cash used by financing activities during the fiscal year 2002 first quarter was $1.0 million, as compared to cash provided by financing activities of $4.5 million during the fiscal year 2000 first quarter. Cash used by financing activities in the fiscal year 2002 first quarter consisted of payments on long term debt and capital lease obligations. Cash provided by financing activities in the fiscal year 2001 first quarter consist primarily of proceeds from long term debt offset by payments on long term debt and capital lease obligations.

CAPITAL EXPENDITURES

         The Company plans to open the two Company-owned restaurants under construction or development as of July 29, 2001 during the last three quarters of fiscal year 2002. The Company expects that the average cash investment required to open these new restaurants, excluding land and pre-opening costs, will be approximately $0.8 million, which will be funded through cash generated by the Company's operations. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the two restaurants.

SEASONALITY AND QUARTERLY RESULTS

         The Company's operating results fluctuate seasonally because of its geographic concentration. Of the 85 restaurants currently owned and operated by the Company, 35 are located in residential areas in Florida.

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

         In addition to seasonality, the Company's quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

      -     the amount of sales contributed by new and existing restaurants;
      -     labor costs for the Company's personnel;
      - the Company's ability to achieve and sustain profitability on a quarterly or annual basis;
      -     consumer confidence and changes in consumer preferences;
      - health concerns, including adverse publicity concerning food-related illness;
      -     significance and variability of pre-opening expenses;
      - the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and
      - economic conditions generally and in each of the markets in which the Company is located.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At July 29, 2001, the Company had approximately $10.8 million in variable rate indebtedness outstanding, representing approximately 31% of the Company's total outstanding indebtedness as of July 29, 2001.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned, thereunto duly authorized.

                                        ROADHOUSE GRILL, INC.



                                        By: /s/ HARRY ROSENFELD
                                            -----------------------------------
September 11, 2001                          Harry Rosenfeld
                                            Chief Financial Officer