Form 10-Q
period 2001-10-28
ROADHOUSE GRILL INC
filed 2001-12-12
CIK 1019376

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THIRTEEN WEEKS ENDED OCTOBER 28, 2001

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

NOT APPLICABLE

Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of December 11, 2001 was 9,708,741.

                              ROADHOUSE GRILL, INC.
                                    FORM 10-Q
              THIRTEEN AND TWENTY SIX WEEKS ENDED OCTOBER 28, 2001

                                      INDEX


                                                                                                                  Page No.
                                                                                                                  --------
PART I.  FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                 Condensed Consolidated Balance Sheets as of October 28, 2001
                     and April 29, 2001 (unaudited)..............................................................      1

                 Condensed Consolidated Statements of Operations for the Thirteen
                     and Twenty Six Weeks Ended October 28, 2001 and October 29, 2000 (unaudited)................      2

                 Condensed Consolidated Statement of Changes in Shareholders'
                     Equity for the Twenty Six Weeks Ended October 28, 2001 (unaudited)..........................      3

                 Condensed Consolidated Statements of Cash Flows for the Twenty Six
                     Weeks Ended October 28, 2001 and October 29, 2000 (unaudited)...............................      4

                 Notes to Condensed Consolidated Financial Statements............................................      5

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................................................     11

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......................................     18

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS...............................................................................     19

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K................................................................     19


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              ROADHOUSE GRILL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       OCTOBER 28, 2001 AND APRIL 29, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                               October 28,       April 29,
                                                                                                   2001             2001
                                                                                               -----------       ----------
                                                ASSETS
Current assets:
   Cash and cash equivalents .........................................................        $   1,940         $   1,582
   Accounts receivable ...............................................................              509             1,511
   Income tax receivable .............................................................              182             2,253
   Inventory .........................................................................            1,361             1,462
   Prepaid expenses ..................................................................            1,849             2,080
                                                                                              ---------         ---------
      Total current assets ...........................................................            5,841             8,889
Property & equipment, net ............................................................           80,663            87,204
Intangible assets, net of accumulated amortization of $642 and $557
   at October 28, 2001 and April 29, 2001, respectively ..............................            2,020             2,105
Other assets .........................................................................            2,014             2,130
                                                                                              ---------         ---------
      Total assets ...................................................................        $  90,538         $ 100,328
                                                                                              =========         =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................................        $   7,134         $   6,382
   Accrued expenses ..................................................................           12,497             8,819
    Convertible note payable to shareholder ..........................................            1,500             1,500
    Note payable to vendor ...........................................................            4,730             5,902
    Current portion of long-term debt ................................................           33,708            33,077
    Current portion of capitalized lease obligations .................................            5,169             1,013
                                                                                              ---------         ---------
      Total current liabilities ......................................................           64,738            56,693

Long-term debt .......................................................................               --             1,936
Capitalized lease obligations ........................................................               --             4,729
                                                                                              ---------         ---------
      Total liabilities ..............................................................           64,738            63,358

Shareholders' equity:
Preferred stock $0.01 par value.  Authorized 10,000,000 shares; issued and outstanding
   0 shares as of October 28, 2001 and April 29, 2001 ................................               --                --
Common stock $0.03 par value. Authorized 30,000,000 shares; issued and outstanding
   9,708,741 shares as of October 28, 2001 and April 29, 2001 ........................              291               291
Additional paid-in-capital ...........................................................           50,039            50,039
Accumulated deficit ..................................................................          (24,530)          (13,360)
                                                                                              ---------         ---------
      Total shareholders' equity .....................................................           25,800            36,970
Commitments and contingencies (Note 2) ...............................................               --                --
                                                                                              ---------         ---------
      Total liabilities and shareholders' equity .....................................        $  90,538         $ 100,328
                                                                                              =========         =========



See accompanying notes to condensed consolidated financial statements.

                             ROADHOUSE GRILL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN AND TWENTY SIX WEEKS ENDED OCTOBER 28, 2001
                              AND OCTOBER 29, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                 Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                            -------------------------------         -------------------------------
                                                            October 28,         October 29,         October 28,         October 29,
                                                                2001               2000                2001                2000
                                                            -----------         -----------         -----------         -----------
Total revenues .....................................        $    39,388         $    39,396         $    82,618         $    80,816
Cost of restaurant sales:
   Food and beverage ...............................             13,693              13,616              29,056              27,567
   Labor and benefits ..............................             12,879              12,959              26,826              25,732
   Occupancy and other .............................              9,710              10,255              19,679              18,498
   Pre-opening expenses ............................                 16                 617                 371               1,535
                                                            -----------         -----------         -----------         -----------
   Total cost of restaurant sales ..................             36,298              37,447              75,932              73,332

Depreciation and amortization ......................              2,230               2,532               4,724               4,883
General and administrative expenses ................              2,675               2,713               4,895               5,399
Asset Impairment ...................................              2,769                  --               2,769                  --
Restructuring Charge ...............................              3,077                  --               3,077                  --
                                                            -----------         -----------         -----------         -----------
   Total operating expenses ........................             47,049              42,692              91,397              83,614
                                                            -----------         -----------         -----------         -----------
   Operating income (loss) .........................             (7,661)             (3,296)             (8,779)             (2,798)

Other expense:
   Interest expense, net ...........................              1,281                 965               2,357               1,633
                                                            -----------         -----------         -----------         -----------
Income (loss) before income taxes ..................             (8,942)             (4,261)            (11,136)             (4,431)
Income tax (benefit) ...............................                 34              (1,432)                 34              (1,491)
                                                            -----------         -----------         -----------         -----------
Net income (loss) ..................................        $    (8,976)        $    (2,829)        $   (11,170)             (2,940)
                                                            ===========         ===========         ===========         ===========

Basic net (loss) per common share ..................        $     (0.92)        $     (0.29)        $     (1.15)        $     (0.30)
                                                            ===========         ===========         ===========         ===========
Diluted net (loss)  per common share ...............        $     (0.92)        $     (0.29)        $     (1.15)        $     (0.30)
                                                            ===========         ===========         ===========         ===========
Weighted-average common shares outstanding .........          9,708,741           9,708,741           9,708,741           9,708,741
                                                            ===========         ===========         ===========         ===========
Weighted-average common shares and share equivalents
       outstanding - assuming dilution .............          9,708,741           9,708,741           9,708,741           9,708,741
                                                            ===========         ===========         ===========         ===========




See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE TWENTY SIX WEEKS ENDED OCTOBER 28, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                       Common Stock               Additional
                                --------------------------         Paid-In        Accumulated
                                  Shares           Amount          Capital          Deficit            Total
                                ---------        ---------        ---------       -----------        ---------
Balance April 29, 2001 .        9,708,741        $     291        $  50,039        $ (13,360)        $  36,970

Net loss ...............               --               --               --          (11,170)          (11,170)
                                ---------        ---------        ---------        ---------         ---------
Balance October 28, 2001        9,708,741        $     291        $  50,039        $ (24,530)        $  25,800
                                =========        =========        =========        =========         =========



See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE TWENTY SIX WEEKS ENDED OCTOBER 28, 2001 AND OCTOBER 29, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   October 28,        October 29,
                                                                       2001              2000
                                                                   ----------         ----------
Cash flows from operating activities
   Net (loss) ............................................          $(11,170)          $ (2,940)
Adjustments to reconcile net (loss)
   to net cash provided by (used in) operating activities:
      Depreciation and amortization ......................             4,724              4,883
      Asset Impairment ...................................             2,769                 --
Changes in assets and liabilities:
   Decrease in accounts receivable .......................             1,003                218
   Decrease (Increase) in inventory ......................               101                 60
   Decrease in income tax receivable .....................             2,071                 --
   Decrease (increase) in prepaid expense ................               231                 82
   Decrease (increase) in other assets ...................                32               (366)
   Increase (decrease) in accounts payable ...............               753             (5,439)
   Increase (decrease) in accrued expenses ...............             3,678             (1,572)
                                                                    --------           --------
      Net cash provided by (used in) operating activities              4,192             (5,074)
Cash flows from investing activities
   Proceeds from payment on notes receivable .............                --                 84
   Proceeds from sale-leaseback transactions .............                --              6,994
   Purchase of property and equipment ....................              (784)            (8,917)
                                                                    --------           --------
      Net cash (used in) investing activities ............              (784)            (1,839)
Cash flows from financing activities
   Proceeds from borrowings on long-term debt ............                --              9,244
   Payments on notes payable to vendor ...................            (1,172)                --
   Repayments of long-term debt ..........................            (1,305)              (630)
   Payments on capital lease obligations .................              (573)              (692)
                                                                    --------           --------
      Net cash (used in) provided by financing activities             (3,050)             7,922
Increase  in cash and cash equivalents ...................               358              1,009
Cash and cash equivalents at beginning of period .........             1,582                378
                                                                    --------           --------
Cash and cash equivalents at end of period ...............          $  1,940           $  1,387
                                                                    ========           ========
Supplementary disclosures:
   Interest paid .........................................          $  1,933           $  1,758
                                                                    ========           ========
   Income taxes paid .....................................          $     --           $    809
                                                                    ========           ========



Non-cash investing and financing activities:

During the twenty six weeks ended October 28, 2001, the Company did not enter into any sale-leaseback transactions. During the twenty six weeks ended October 29, 2000, the Company entered into sale-leaseback transactions in the amount of $7.0 million. See accompanying notes to condensed consolidated financial statements.

                              ROADHOUSE GRILL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements of Roadhouse Grill, Inc. (the "Company") for the thirteen and twenty six weeks ended October 28, 2001 and October 29, 2000 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fifty-two weeks ended April 29, 2001 ("fiscal year 2001").

The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

The results of operations for the thirteen and twenty six weeks ended October 28, 2001 are not necessarily indicative of the results for the entire fiscal year ended April 28, 2002 ("fiscal year 2002").

2. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management, disposition of these matters will not materially affect the Company's financial condition.

The Company did not open any new restaurants during the thirteen weeks ended October 28, 2001. As of October 28, 2001, construction was underway on two restaurants. One restaurant is expected to open before the end of fiscal year 2002 and the other is projected to open in the first six months of fiscal year 2003. The estimated aggregate cost to complete these restaurants is approximately $0.8 million. The Company expects that approximately $0.6 million will be funded through future cash flow from operations and the additional $0.2 million will be funded by Franchise Finance Corporation of America ("FFCA"). There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the two restaurants.

3. SUBSEQUENT EVENTS

In October of 2001, the Company made the decision to close and sell twelve unprofitable restaurants. Management believes that the closure of these restaurants will increase long term cash flow and profitability.

Of the twelve restaurants discussed above, along with one restaurant closed in September 2001, four are encumbered with a mortgage from Finova Capital Corporation ("Finova"), five are leased from CNL Fund Advisors ("CNL"), one is leased from FFCA and the remaining three have ground leases with a building built by the Company. The Company is in the process ofselling all of the locations discussed above. The Company anticipates that there will be losses on the sale of certain sites. Due to the potential loss on the sale of these sites and other costs associated with the Company's restructure plan, the Company recorded asset impairment and restructuring charges in the second quarter of fiscal year 2002 which total $5.8 million. This is further discussed below.

Since ten of the restaurants are encumbered by either a mortgage or a lease, there is a significant probability that there will be a cash shortfall when the locations are sold. The Company estimates that the cash shortfall will be approximately $5 million. The Company is working with the mortgage holders and lessors to work out a long term payment plan to repay the shortfall.

4. ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

As discussed above, in September of 2001 the Company closed one unprofitable restaurant. In October of 2001, the Company made the decision to close and sell twelve additional unprofitable restaurants. Also in October 2001 the Company restructured all of its outstanding debt with Finova. As a result of the restructure plan, the Company recorded a $5.8 million asset impairment and restructuring charge in the second quarter of fiscal year 2002.

In accordance with APB Opinion 16, Emerging Issues Task Force (EITF) Issue 94-3 "liability Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Cost Incurred in a Restructuring)" and SFAS NO. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of", the Company recorded a charge to operating expense of $5.8 million in the second quarter of fiscal year 2002.

The following is a summary of the significant components of the Company's charge:

(In Millions)

Asset Impairment                                                        $2.8
Loss on Sale of Leased Assets                                            1.1
Lease Payments                                                           1.3
Other                                                                    0.6
                                                                        ----
Total                                                                   $5.8
                                                                        ====

Asset Impairment includes the estimated loss on the sale of the thirteen locations. In the case of the four mortgage sites and the three sites on which the Company has a ground lease and has built a building, the charge represents the difference between the net book value of the assets and the estimated net sale proceeds after all fees and commissions. The impairment charge also represents the net proceeds from the sale of any leased equipment. The Company has accrued the estimated ground rent payments for the estimated period until the buildings can be sold and the leases are assumed by a third party (see lease payments below). In the case of the six sites that are leased, the charge represents the difference between the lessors carrying value and the net sale proceeds after commissions and fees.

Bank and other fees included the cost to restructure all of the Company's debt with Finova (approximately $0.2 million) and other fees associated with the restructure plan including legal fees, loan documentation fees and any other fees. Other represents all of the other costs related to shut down of the locations including travel expense, the cost to relocate the food inventory and equipment to other locations and other miscellaneous costs. The Company estimates that these costs will be approximately $0.6 million.

Lease payments represent the value of anticipated lease payments until all of the real estate leased assets are sold and the cost of equipment lease payments while the leased assets are not in use. The Company estimates the charge to be approximately $1.3 million.

Since no expenditures were made prior to the end of the second quarter of fiscal year 2002, the balance in the restructure reserve represents the total reserve booked.

5. LIQUIDITY AND GOING CONCERN

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

The Company's primary sources of working capital are the loan facilities with Finova (described below), the sale-leaseback facilities with CNL and FFCA (described below), and a $1.5 million loan from Berjaya Group Cayman) Limited ("Berjaya"), the Company's principal shareholder (described below). The Company has recently experienced significant cash flow problems primarily due to the Company opening 32 new restaurants in the past 33 months combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $11.2 million for the first six months of fiscal year 2002. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its services, restructuring its operations to minimize cash expenditures and the successful development of new marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

If cash generated from the Company's operations is insufficient to fund the Company's financial commitments and previous losses, and support the Company's continued operations, the Company will have to obtain additional financing. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail or cease its operations.

On October 26, 2001, the Company signed an omnibus agreement with Finova (the "Omnibus Agreement") that restructured all of the Company's debt with Finova (discussed below). The $15.0 million note signed in September 1997, the $2.9 million note signed in March 1998, and an additional $8.3 million scheduled to mature in 2012 were included in the Omnibus Agreement. The Omnibus Agreement consolidated all of these loans into a one master loan with a term of 133 months at an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay $0.1 million restructure fee. As of December 12, 2001, the fee had not been paid. The Omnibus Agreement also gave the Company the option to convert the $5.0 million revolving loan due December 31, 2001 into an 84 month term loan with an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay a $0.1 million restructuring fee at the time the revolving loan is converted. The Company has notified Finova that it will exercise this option.

In September 1997, the Company entered into a $15.0 million loan facility with Finova. The facility consisted of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations. Monthly principal and interest payments for this facility were scheduled to be due through October 2012. The balance on the note as of October 26,2001 was $12.8 million. This loan was restructured as part of the Omnibus Agreement discussed above.

On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consisted of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations. The balance of the loan as of October 26, 2001 was $2.1 million. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company also has a series of notes due to Finova in the aggregate amount of approximately $8.3 million, which notes were collateralized by improvements to real estate at eight leased restaurant locations. The notes, which were due between May and November 2012, had interest rates ranging from 9.74% to 10.53%. These loans were restructured as part of the Omnibus Agreement discussed above.

In October 1998, the Company entered into a $5.0 million unsecured, working capital revolving loan (the "Revolving Loan") with Finova, which was to mature on December 31, 2001. In the first quarter of 2000, the Company collateralized the Revolving Loan with improvements to real estate at three locations and real estate and improvements at an additional location. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company has not made principal and interest payments for October, November, or December 2001 totaling $1.1 million on its debt to Finova. The Company also owes late fees of approximately $0.2 million. The Company is currently working with Finova to work out additional payment options.

The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The new Omnibus Agreement restructured the debt covenants calculation. The Company is not in compliance with the cash flow coverage ratio and Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

The Company currently has two term loans with First Union National Bank ("First Union"). The outstanding balance on the loans as of October 28, 2001, was $2.8 million. The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union. The Company is not in compliance with the required cash flow coverage ratio. The Company is negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

The Company has a $10.0 million sale-leaseback credit facility with CNL. Due to the Company's current financial condition, it can no longer utilize the CNL facility.

The Company has a $18.5 million sale-leaseback credit facility with FFCA for the development of new Roadhouse Grill restaurants. Due to the Company's current financial condition, it can no longer utilize the FFCA facility.

The Company is currently making payments on its equipment operating and capital leases approximately 90 days after the due date, notwithstanding a five-day grace period for such payments. The Company is approximately 60 days behind on payments due to CNL related to operating leases of land and building for fifteen restaurants which is approximately $0.5 million. The Company also owes FFCA approximately $0.3 million for construction interest.

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

Due to the Company's recent liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company ("CBBC"), the Company's principal food supplier, for trade payables. The notes were to bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment on April 21, 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. The Company was also required to pay CBBC an additional $1.0 million on or before September 30, 2001. If the $1.0 million payment was made, the notes were to be amortized over 48 months bearing interest at 11.5%. The notes were to be secured by the unencumbered fixed assets of 17 restaurant locations. In September 2001, the Company paid CBBC approximately $0.6 million but was unable to pay the additional $0.4 million required by the two new notes. The Company is currently working with CBBC to restructure the term of the notes. As of October 28, 2001, the Company owed CBBC approximately $5.2 million.

In September of 2001 the Company closed one unprofitable restaurant. In October of 2001, the Company made the decision to close and sell another twelve unprofitable restaurants. Management believes that the closure of these restaurants will increase long term cash flow and profitability.

Of the thirteen restaurants discussed above, four are encumbered with a mortgage from Finova, five are leased from CNL, one is leased from FFCA and the remaining three have ground leases with a building built by the Company. The Company is in the process of selling all of the locations discussed above. Since ten of the restaurants are encumbered by either a mortgage or a lease, there is a significant probability that there will be a cash shortfall when the locations are sold. The Company estimates that the cash shortfall will be approximately $5.0 million. The Company is working with the mortgage holders and lessors to work out a long term payment plan to repay the shortfall.

In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. ("Tinsley") for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and was obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and, thereafter, $40,000 per week until the debt is paid in full. In November 2001, Tinsley and the Company verbally modified the agreement. The Company is now required to pay only $18,000 per week until the debt is fully satisfied. The Company anticipates that the debt will be fully satisfied within one year. The Company is in compliance with the new agreement.

During January 1999, the Company entered into a master security agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through February 2004. The Company is currently making payments on the loans approximately 90 days after the due date for such payments.

Due to noncompliance with debt covenants, all outstanding debt has been shown as current.

The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. The Company expects to account for business combinations initiated prior to July 1,2001 by using the pooling-of-interests method. The Company will adopt the provisions of Statement 142 on April 28,2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 requirements. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 that are being amortized over definite useful lives will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,528,000, and unamortized identifiable intangible assets in the amount of $407,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $33,000 for the thirteen weeks ended October 28, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

7. NET (LOSS) PER COMMON SHARE (EPS)

Net (loss) per share has been calculated and presented in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share, which requires the Company to compute and present basic and diluted earnings per share. Basic EPS excludes all dilution and is based upon the weighted-average number of common shares outstanding during the year. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The following is a reconciliation of the numerators (net loss) and the denominators (common shares outstanding) of the basic and diluted per share computations for net (loss):



                                  Thirteen Weeks Ended October 28, 2001            Twenty-Six Weeks Ended October 28, 2001
                              ---------------------------------------------      --------------------------------------------
                               Net Loss          Shares            Amount        Net Loss          Shares             Amount
                              ---------        ---------          ---------      ---------        ---------         ---------
                              (Dollars in Thousands, Except Per Share Data)     (Dollars in Thousands, Except Per Share Data)
BASIC EPS
Net loss available
  to common shareholders       $(8,976)         9,708,741         $  (0.92)      $(11,170)       9,708,741         $  (1.15)

EFFECT OF DILUTIVE SECURITIES
Stock options                       --                 --               --             --               --               --
                               -------          ---------         --------       --------        ---------         --------
DILUTED EPS                    $(8,976)         9,708,741         $  (0.92)      $(11,170)       9,708,741         $  (1.15)
                               =======          =========         ========       ========        =========         ========



Options to purchase 631,698 shares of common stock at a weighted-average exercise price of $4.92 per share were outstanding during the twenty six weeks ended October 28, 2001. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in anti-dilutive EPS.


                                 Thirteen Weeks Ended October 29, 2000         Twenty-Six Weeks Ended October 29, 2000
                             -----------------------------------------------  ----------------------------------------
                               Net Income        Shares        Amount          Net Income      Shares        Amount
                              -----------       --------       ------          ----------    --------       ---------
                           (Dollars in Thousands, Except Per Share Data)  (Dollars in Thousands, Except Per Share Data)
BASIC EPS
Net loss available
 to common shareholders        $(2,829)         9,708,741         $(0.29)        $(2,940)        9,708,741      $ (0.30)

EFFECT OF DILUTIVE SECURITIES
Stock options                       --                 --             --               --               --            --
                               -------          ---------         ------         --------        ---------      -------
DILUTED EPS                    $(2,829)         9,708,741         $(0.29)        $(2,940)        9,708,741      $ (0.30)
                               =======          =========         ======         =======         =========      =======



Options to purchase 821,296 shares of common stock at a weighted-average exercise price of $5.22 per share were outstanding during the twenty six weeks ended October 29, 2000. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter ended and including such options would result in anti-dilutive EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things (i) the Company's growth strategies, plans, objectives and expectations concerning the Company's operations, cash flows, revenue, liquidity and capital resources, (ii) anticipated trends in the economy and the restaurant industry, (iii) the Company's future financing plans and (iv) the Company's ability to manage its debt and comply with financial covenants in its debt instruments. In addition, when used in this Form 10-Q, the words believes, anticipates, expects and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, the Company's results of operations, the likelihood that the Company will not be able to cure past payment defaults under certain of its loan facilities, availability of financing, increases in interest rates and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Please refer to the risk factors set forth in the section entitled "Additional Factors that May Affect Future Results" on page 18 of this Form 10-Q, as well as to the Company's other filings with the SEC and to the factors discussed elsewhere in this Form 10-Q for a description of some of the risk factors that could cause the Company's results to differ materially from the forward looking statements.

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name Roadhouse Grill. The Company was founded in 1992 and opened its first restaurant in 1993. As of October 28, 2001, there were 79 Company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, South Carolina and Tennessee. Of these, 34 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, and three franchised locations in Las Vegas, Nevada.

On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. ("Cremonini Group"), a leading publicly traded Italian conglomerate, specializing in the food service industry in Europe. Under the joint venture agreement, the Cremonini Group is authorized to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. The Company opened its first Roadhouse Grill restaurant in Milan, Italy in November 2001.

The Company's revenues are derived primarily from the sale of food and beverages. Restaurant sales of food and alcoholic beverages accounted for approximately 89% and 11%, respectively, of total restaurant sales during the thirteen weeks ended October 28, 2001. Franchise and management fees during this period accounted for less than 1% of the Company's total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company's restaurant operating expenses, including direct operating and occupancy costs and, to a lesser extent labor costs, are relatively fixed.

The average annual occupancy cost for the restaurant sites leased by the Company is approximately $180,000. The Company expects that the average cash investment required to open the two Company-owned restaurants under construction or development as of October 28, 2001, excluding land and pre-opening costs, will be approximately $0.8 million. Of this, the Company expects that $0.6 million will be funded through cash generated from operations and $0.2 million will be funded by FFCA. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the two restaurants.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:


                                                    Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                           -------------------------------------      ----------------------------------
                                           October 28, 2001      October 29,2000      October 28,2001    October 29,2000
                                           ----------------      ---------------      ---------------    ---------------
Total revenues ..................                100.0%               100.0%               100.0%               100.0%
Cost of restaurant sales:
   Food and beverage ............                 34.8                 34.6                 35.2                 34.1
   Labor and benefits ...........                 32.7                 32.9                 32.5                 31.8
   Occupancy and other ..........                 24.6                 26.0                 23.8                 22.9
   Pre-opening expenses .........                  0.0                  1.6                  0.5                  1.9
                                                 -----                -----                -----                -----
   Total cost of restaurant sales                 92.1                 95.1                 92.0                 90.7
Depreciation and amortization ...                  5.7                  6.4                  5.7                  6.0
General and administrative ......                  6.8                  6.9                  5.9                  6.7
Asset Impairment ................                  7.0                   --                  3.4                   --
Restructure Charge ..............                  7.8                   --                  3.7                   --
                                                 -----                -----                -----                -----
   Total operating expenses .....                119.4                108.4                110.7                103.4
                                                 -----                -----                -----                -----
   Operating (loss) income ......                (19.4)                (8.4)               (10.7)                (3.4)
Other expense:
Interest expense, net ...........                  3.3                  2.5                  2.8                  2.0
                                                 -----                -----                -----                -----
(Loss) before income taxes ......                (22.7)               (10.9)               (13.5)                (5.4)
Income tax (benefit) ............                  0.1                 (3.7)                  --                 (1.8)
                                                 -----                -----                -----                -----

Net (loss) ......................                (22.8)%               (7.2)%              (13.5)%               (3.6)%
                                                 =====                =====                =====                =====



THIRTEEN WEEKS ENDED OCTOBER 28, 2001 (FISCAL YEAR 2002 SECOND QUARTER) COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 29, 2000 (FISCAL YEAR 2001 SECOND QUARTER)

TOTAL REVENUES. Total revenue was $39.4 million for the second quarter of fiscal year 2002 and 2001. Sales at comparable restaurants for the fiscal year 2002 second quarter decreased 5.2% compared with sales in the fiscal year 2001 second quarter.

COST OF RESTAURANT SALES

         FOOD AND BEVERAGE. Food and beverage costs increased $0.1 million to $13.7 million in the fiscal year 2002 second quarter from $13.6 million in the fiscal year 2001 second quarter. As a percentage of revenue, food and beverage cost was comparable.

         LABOR AND BENEFITS. Labor and benefits costs decreased $0.1 million to $12.9 million in the fiscal year 2002 second quarter from $13.0 million in the fiscal year 2001 second quarter. As a percentage of revenue, labor and benefits cost was comparable.

         OCCUPANCY AND OTHER. Occupancy and other costs decreased $0.6 million to $9.7 million, or 24.6% of revenue, in the fiscal year 2002 second quarter, from $10.3 million, or 26.0% of revenue, in the fiscal year 2001 second quarter. The decrease is primarily due to a reduction in marketing expenses in the second quarter of fiscal year 2002.

         PRE-OPENING EXPENSES. Pre-opening expenses decreased $0.6 to $0.0 in the fiscal year 2002 second quarter, from $0.6 million in the fiscal year 2001 second quarter. The decrease is due to the fact that no new restaurants were opened in the second quarter of fiscal year 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.3 to $2.2 million in the fiscal year 2002 second quarter, from $2.5 million in the fiscal year 2001 second quarter. As a percentage of revenue, depreciation and amortization was comparable for both periods presented. The decrease is also due to the $3.1 million asset impairment charge recorded in the third quarter of fiscal year 2001.

GENERAL AND ADMINISTRATIVE. General and administrative costs were $2.7 million for both the second quarter of fiscal year 2001 and 2002. These costs would have been lower for the second quarter of fiscal year 2002 had it not been for $0.3 million late fees being recorded in the second quarter of fiscal year 2002.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. In September of 2001, the Company closed one unprofitable location. In October of 2001 the Company made the decision to close and sell another twelve unprofitable restaurants. The Company recorded an asset impairment charge of $2.8 million and restructure charge of $3.1 million as a result of the restructuring plan.

TOTAL OTHER EXPENSE. Total other expense increased $0.3 million to $1.3 million in the fiscal year 2002 second quarter, compared to $1.0 million in the fiscal year 2001 second quarter. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of new restaurants since the end of the fiscal year 2001 second quarter. This is also due to the conversion of CBBC payables to an interest bearing note.

INCOME TAX (BENEFIT). The Company recognized no income tax benefit in the second quarter of fiscal year 2002 associated with the Company's fiscal year 2002 second quarter loss. Management believes that it is not likely that all of its deferred tax assets will be realized in the future. The Company recorded an income tax benefit in the second quarter of fiscal year 2001 due to the fact that management, at that time, believed that the tax benefit was likely to be recognized

TWENTY SIX WEEKS ENDED OCTOBER 28, 2001 (FIRST AND SECOND QUARTERS OF FISCAL YEAR 2002) COMPARED TO TWENTY SIX WEEKS ENDED OCTOBER 29, 2000 (FIRST AND SECOND QUARTERS OF FISCAL YEAR 2001)

TOTAL REVENUE. Total revenue increased $1.8 million, or 2.2%, from $80.8 million for the first six months of fiscal year 2001 to $82.6 million for the first six months of fiscal year 2002. This increase is primarily attributable to sales generated at the six new restaurants opened by the Company since October 29, 2000. Sales at comparable restaurants for the first six months of fiscal year 2002 decreased 4.6% compared with sales in the same period last year.

COST OF RESTAURANT SALES

         FOOD AND BEVERAGE. Food and beverage costs increased $1.5 million to $29.1 million for the first six months of fiscal year 2002 from $27.6 million in the first six months of fiscal year 2001. This increase is primarily attributable to the six new restaurants opened since October 29, 2000. As a percentage of revenue, food and beverage costs increased 1.1% to 35.2% for the first six months of fiscal year 2002 from 34.1% for the first six months of fiscal year 2001. This increase can be attributable to an increase in the cost of beef and other food in the first quarter of fiscal year 2002.

         LABOR AND BENEFITS. Labor and benefits costs increased $1.1 million to $26.8 million in the first six months of fiscal year 2002 from $25.7 million in the first six months of fiscal year 2001. The increase is primarily due to the operation of the six new restaurants opened since October 29, 2000. As a percentage of revenue, labor and benefits costs increased 0.3% to 32.4% for the first six months of fiscal year 2002 from 32.1% for the first six months of fiscal year 2001. During the second half of fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to continue to provide excellent customer service (extreme service). During the second half of fiscal year 2001, the Company also implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company has incurred higher management salaries.

         OCCUPANCY AND OTHER. Occupancy and other costs increased $1.2 million to $19.7 million in the first six months of fiscal year 2002 from $18.5 million in the first six months of fiscal year 2001. The increase is primarily due to the operation of the six new restaurants opened since the October 29, 2000. As a percentage of revenue, occupancy and other costs increased by 0.9% from 22.9% for the first six months of fiscal year 2001 to 23.8% for the first six months of fiscal year 2002. The increase is due to the operation of the new restaurants and an increase in equipment rental expense and utilities expense due to higher fuel costs.

         PRE-OPENING EXPENSES. Pre-opening expenses decreased $1.1 million to $0.4 million in the first six months of fiscal year 2002 from $1.5 million in the first six months of fiscal year 2001. The decrease is primarily due to opening only two restaurants during the first six months of fiscal year 2002 as compared to opening seven restaurants during the first six months of fiscal year 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.2 million to $4.7 million in the first six months of fiscal year 2002 from $4.9 million in the first six months of fiscal year 2001. The decrease is also due to the $3.1 million asset impairment charge recorded in the third quarter of fiscal year 2001.

GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $0.5 million to $4.9 million in the first six months of fiscal year 2002 from $5.4 million in the first six months of fiscal year 2001. The decrease is primarily the result of the Company restructuring its training program and a reduction in corporate personnel. The decrease would have more had it not been for $0.3 million late fees being recorded in the second quarter of fiscal year 2002.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGE. In September of 2001 the Company closed an unprofitable store. In October of 2001, the Company made the decision to close and sell another twelve unprofitable restaurants. The Company recorded an asset impairment charge of $2.8 million and restructuring charge of $3.1 million as a result of the restructure plan.

TOTAL OTHER EXPENSE. Total other expense increased $0.8 million to $2.4 million in the first six months of fiscal year 2002 from $1.6 million in the first six months of fiscal year 2001. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of the new restaurants since the end of the fiscal year 2001. This is also due to the conversion of CBBC payables to an interest bearing note.

INCOME TAX (BENEFIT). The Company recognized no income tax benefit in the first six months of fiscal year 2002 associated with the Company's fiscal year 2002 first and second quarter losses. Management believes that it is not likely that all of its deferred tax assets will be realized in the future. The Company recorded an income tax benefit in the first and second quarters of fiscal year 2001 due to the fact that management, at that time, believed that the tax benefit was likely to be recognized.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. The Company expects to account for business combinations initiated prior to July 1,2001 by using the pooling-of-interests method. The Company will adopt the provisions of Statement 142 on April 28,2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 requirements. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 that are being amortized over definite useful lives will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,528,000, and unamortized identifiable intangible assets in the amount of $407,000, all of which will be subject to the transition provisions
of      Statements 141 and 142. Amortization expense related to goodwill was
$33,000 for the thirteen weeks ended October 28, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

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

The Company's primary sources of working capital are the loan facilities with Finova (described below), the sale-leaseback facilities with CNL and FFCA (described below), and a $1.5 million loan from Berjaya (described below). The Company has recently experienced significant cash flow problems primarily due to the Company opening 32 new restaurants in the past 33 months combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $11.2 million for the first six months of fiscal year 2002. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its services, restructuring its operations to minimize cash expenditures and the successful development of new marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

If cash generated from the Company's operations is insufficient to fund the Company's financial commitments and previous losses, and support the Company's continued operations, the Company will have to obtain additional financing. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail or cease its operations.

On October 26, 2001, the Company signed the Omnibus Agreement that restructured all of the Company's debt with Finova (discussed below). The $15.0 million note signed in September 1997, the $2.9 million note signed in March 1998, and an additional $8.3 million scheduled to mature in 2012 were included in the Omnibus Agreement. The Omnibus Agreement consolidated all of these loans into a one master loan with a term of 133 months at an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay $0.1 million restructure fee. As of December 12, 2001, the fee had not been paid. The Omnibus Agreement also gave the Company the option to convert the $5.0 million revolving loan due December 31, 2001 into an 84 month term loan with an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay a $0.1 million restructuring fee at the time the revolving loan is converted. The Company has notified Finova that it will exercise this option.

In September 1997, the Company entered into a $15.0 million loan facility with Finova. The facility consisted of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company's operations. Monthly principal and interest payments for this facility were scheduled to be due through October 2012. The balance on the note as of October 26,2001 was $12.8 million. This loan was restructured as part of the Omnibus Agreement discussed above.

On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consisted of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company's operations. The balance of the loan as of October 26, 2001 was $2.1 million. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company also has a series of notes due to Finova in the aggregate amount of approximately $8.3 million, which notes were collateralized by improvements to real estate at eight leased restaurant locations. The notes, which were due between May and November 2012, had interest rates ranging from 9.74% to 10.53%. These loans were restructured as part of the Omnibus Agreement discussed above.

In October 1998, the Company entered into a $5.0 million unsecured, working capital revolving loan (the "Revolving Loan") with Finova, which was to mature on December 31, 2001. In the first quarter of 2000, the Company collateralized the Revolving Loan with improvements to real estate at three locations and real estate and improvements at an additional location. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company has not made principal and interest payments for October, November, or December 2001 totaling $1.1 million on its debt to Finova. The Company also owes late fees of approximately $0.2 million. The Company is currently working with Finova to work out additional payment options.

The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The new Omnibus Agreement restructured the debt covenants calculation. The Company is not in compliance with the cash flow coverage ratio and Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

The Company currently has two term loans with First Union. The outstanding balance on the loans as of October 28, 2001, was $2.8 million. The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union. The Company is not in compliance with the required cash flow coverage ratio. The Company is negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company's assets used to secure the obligations, any of which could significantly and negatively impact the Company's financial condition and operating results.

The Company has a $10.0 million sale-leaseback credit facility with CNL. Due to the Company's current financial condition, it can no longer utilize the CNL facility.

The Company has a $18.5 million sale-leaseback credit facility with FFCA for the development of new Roadhouse Grill restaurants. Due to the Company's current financial condition, it can no longer utilize the FFCA facility.

The Company is currently making payments on its equipment operating and capital leases approximately 90 days after the due date, notwithstanding a five-day grace period for such payments. The Company is approximately 60 days behind on payments due to CNL related to operating leases of land and building for fifteen restaurants which is approximately $0.5 million. The Company also owes FFCA approximately $0.3 million for construction interest.

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

Due to the Company's recent liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to CBBC, for trade payables. The notes were to bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment on April 21, 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. The Company was also required to pay CBBC an additional $1.0 million on or before September 30, 2001. If the $1.0 million payment was made, the notes were to be amortized over 48 months bearing interest at 11.5%. The notes were to be secured by the unencumbered fixed assets of 17 restaurant locations. In September 2001, the Company paid CBBC approximately $0.6 million but was unable to pay the additional $0.4 million required by the two new notes. The Company is currently working with CBBC to restructure the term of the notes. As of October 28, 2001, the Company owed CBBC approximately $5.2 million.

In September of 2001 the Company closed one unprofitable restaurant. In October of 2001, the Company made the decision to close and sell another twelve unprofitable restaurants. Management believes that the closure of these restaurants will increase long term cash flow and profitability.

Of the thirteen restaurants discussed above, four are encumbered with a mortgage from Finova, five are leased from CNL, one is leased from FFCA and the remaining three have ground leases with a building built by the Company. The Company is in the process of selling all of the locations discussed above. Since ten of the restaurants are encumbered by either a mortgage or a lease, there is a significant probability that there will be a cash shortfall when the locations are sold. The Company estimates that the cash shortfall will be approximately $5.0 million. The Company is working with the mortgage holders and lessors to work out a long term payment plan to repay the shortfall.

In April 2001, the Company agreed to a payment plan with Tinsley for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and was obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and, thereafter, $40,000 per week until the debt is paid in full. In November 2001, Tinsley and the Company modified the agreement. The Company is now required to pay only $18,000 per week until the debt is fully satisfied. The Company anticipates that the debt will be fully satisfied within one year. The Company is in compliance with the new agreement.

During January 1999, the Company entered into a master security agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through February 2004. The Company is currently making payments on the loans approximately 90 days after the due date for such payments.

Due to noncompliance with debt covenants, all outstanding debt has been shown as current.

The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUMMARY OF CASH FLOWS

Cash provided by operating activities during the first six months of fiscal year 2002 was $4.2 million, as compared with cash used by operating activities of $5.1 million during the first six months of fiscal year 2001.

Cash used by investing activities during the first six months of fiscal year 2002 was $0.8 million, as compared to $1.8 million used during the first six months of fiscal year 2001. Cash used by investing activities consisted primarily of purchases of property and equipment.

Cash used by financing activities during the first six months of fiscal year 2002 was $3.0 million, as compared to cash provided by financing activities of $7.9 million during the fiscal six months of fiscal year 2001. Cash used by financing activities in the first six months of fiscal year 2002 consisted of payments on long term debt and capital lease obligations. Cash provided by financing activities in the first six months of fiscal year 2001 consisted primarily of proceeds from long term debt offset by payments on long term debt and capital lease obligations.

CAPITAL EXPENDITURES

The Company plans to open two Company-owned restaurants under construction or development as of October 28, 2001 during the last two quarters of fiscal year 2002. The Company expects that the cash investment required to open these new restaurants, excluding land and pre-opening costs, will be approximately $0.8 million, which the Company expects will be funded through cash generated by the Company's operations. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the two restaurants.

SEASONALITY AND QUARTERLY RESULTS

The Company's operating results fluctuate seasonally because of its geographic concentration. Of the 79 restaurants currently owned and operated by the Company, 34 are located in residential areas in Florida.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other risks discussed in this Form 10-Q, the Company is subject to specific risks related to the Company's business model, growth strategy, and legal and regulatory environment. For a detailed discussion of these risks, please see risk factors included in the Company's Annual Report on Form 10-K for the year ended April 29, 2001, as filed with the SEC on August 14, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.     Description
     -----------     -----------

       10.35 Omnibus Agreement between the Company and Finova Capital Corporation dated October 26, 2001.

(b) Reports on Form 8-K

         On September 24, 2001, the Company filed a current report on Form 8-K to report a change in the Company's certifying accountant.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROADHOUSE GRILL, INC.

                                       By: /s/ Harry Rosenfeld
                                           -------------------------------------
December 12, 2001                          Harry Rosenfeld
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)