Form 10-Q
period 2002-01-27
ROADHOUSE GRILL INC
filed 2002-03-18
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THIRTEEN WEEKS ENDED January 27, 2002

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

Registrant’s telephone number (954) 957-2600

Not Applicable

Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ].

The number of shares of the registrant’s common stock outstanding as of March 18, 2002 was 9,708,741.

ROADHOUSE GRILL, INC.
FORM 10-Q
THIRTEEN AND THIRTY-NINE WEEKS ENDED JANUARY 27, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JANUARY 27, 2002 AND APRIL 29, 2001
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	JANUARY 27,	APRIL 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$1,316	$1,582
Accounts receivable	603	1,512
Income tax receivable	180	2,253
Inventory	1,297	1,462
Prepaid expenses	2,566	2,080

Total current assets	5,962	8,889
Property & equipment, net	78,722	87,204
Intangible assets, net of accumulated amortization of $685 and $557 at January 27, 2002 and April 29, 2001, respectively	1,976	2,105
Other assets	2,539	2,130

Total assets	$89,199	$100,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,352	$6,382
Accrued expenses	11,952	8,818
Convertible note payable to shareholder	1,500	1,500
Note payable to vendor	4,730	5,902
Current portion of long-term debt	34,549	33,077
Current portion of capitalized lease obligations	4,960	1,013

Total current liabilities	65,043	56,692
Long-term debt	—	1,936
Capitalized lease obligations	—	4,729

Total liabilities	65,043	63,357
Shareholders’ equity:
Preferred stock $0.01 par value. Authorized 10,000,000 shares; issued and outstanding 0 shares as of January 27, 2002 and April 29, 2001	—	—
Common stock $0.03 par value. Authorized 30,000,000 shares; issued and outstanding 9,708,741 shares as of January 27, 2002 and April 29, 2001	291	291
Additional paid-in-capital	50,039	50,039
Accumulated deficit	(26,174)	(13,359)

Total shareholders’ equity	24,156	36,971
Commitments and contingencies (Note 2)	—	—

Total liabilities and shareholders’ equity	$89,199	$100,328

See accompanying notes to condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	January 27,	January 28,	January 27,	January 28,
	2002	2001	2002	2001

Total revenues	$36,477	$41,789	$119,095	$122,605
Cost of restaurant sales:
Food and beverage	12,095	15,060	41,151	42,625
Labor and benefits	11,956	13,931	38,781	39,664
Occupancy and other	8,531	10,544	28,178	29,042
Pre-opening expenses	7	556	378	2,091

Total cost of restaurant sales	32,589	40,091	108,488	113,422
Depreciation and amortization	2,218	2,496	6,975	7,379
General and administrative expenses	2,232	2,707	7,127	8,108
Asset Impairment	—	3,066	2,769	3,066
Restructuring Charge	(60)	—	3,017	—

Total operating expenses	36,979	48,360	128,376	131,975

Operating income (loss)	(502)	(6,571)	(9,281)	(9,370)
Other expense:
Interest expense, net	1,140	933	3,497	2,564

Income (loss) before income taxes	(1,642)	(7,504)	(12,778)	(11,934)
Income tax (benefit)	2	3,309	36	1,818

Net income (loss)	$(1,644)	$(10,813)	$(12,814)	(13,752)

Basic net (loss) per common share	$(0.17)	$(1.11)	$(1.32)	$(1.42)

Diluted net (loss) per common share	$(0.17)	$(1.11)	$(1.32)	$(1.42)

Weighted-average common shares outstanding	9,708,741	9,708,741	9,708,741	9,708,741

Weighted-average common shares and share equivalents outstanding – assuming dilution	9,708,741	9,708,741	9,708,741	9,708,741

See accompanying notes to condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THIRTY-NINE WEEKS ENDED JANUARY 27, 2002
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	COMMON STOCK		ADDITIONAL
			PAID-IN-	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance April 29, 2001	9,708,741	$291	$50,039	$(13,360)	$36,970
Net loss	—	—	—	(12,814)	(12,814)

Balance January 27, 2002	9,708,741	$291	$50,039	$(26,174)	$24,156

See accompanying notes to condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY NINE-WEEKS ENDED JANUARY 27, 2002 AND JANUARY 28, 2001
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	JANUARY 27,	JANUARY 28,
	2002	2001

Cash flows from operating activities
Net (loss)	$(12,814)	$(13,752)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,975	7,379
Asset Impairment	2,769	3,066
Restructuring Charge	—	—
Deferred Tax Benefit	—	2,109
Interest Charged to Long Term Debt	672	—

Changes in assets and liabilities:
Decrease in accounts receivable	909	309
Decrease (Increase) in inventory	165	(86)
Decrease in income tax receivable	2,073	(2,254)
Decrease (increase) in prepaid expense	(486)	298
Decrease (increase) in other assets	(409)	84
Increase (decrease) in accounts payable	970	(457)
Increase (decrease) in accrued expenses	3,134	1,662

Net cash provided by (used in) operating activities	3,958	(1,642)
Cash flows from investing activities:
Proceeds from payment on notes receivable	—	84
Proceeds from sale-leaseback transactions	—	6,994
Purchase of property and equipment	(1,134)	(11,547)

Net cash (used in) investing activities	(1,134)	(4,469)
Cash flows from financing activities
Proceeds from borrowings on long-term debt	—	9,731
Payments on notes payable to vendor	(1,172)	—
Repayments of long-term debt	(1,136)	(1,367)
Payments on capital lease obligations	(782)	(1,046)

Net cash (used in) provided by financing activities	(3,090)	7,318
Decrease in cash and cash equivalents	266	1,207
Cash and cash equivalents at beginning of period	1,582	378

Cash and cash equivalents at end of period	$1,316	$1,585

Supplementary disclosures:
Interest paid	$2,589	$2,504

Income taxes paid	$22	$821

Non-cash investing and financing activities:

During the thirty-nine weeks ended January 27, 2002, the Company did not enter into any sale-leaseback transactions. During the thirty-nine weeks ended January 28, 2001, the Company entered into sale-leaseback transactions in the amount of $7.0 million. See accompanying notes to condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The financial statements of Roadhouse Grill, Inc. (the “Company”) for the thirteen and thirty-nine weeks ended January 27, 2002, and January 28, 2001, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements should be read in conjunction with the notes to consolidated financial statements included herein, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 29, 2001 (“fiscal year 2001”).

The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

The results of operations for the thirteen and thirty-nine weeks ended January 27, 2002, are not necessarily indicative of the results for the entire fiscal year ended April 28, 2002 (“fiscal year 2002”).

2.     COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management, disposition of these matters will not materially affect the Company’s financial condition. As discussed below, certain of the Company’s creditors have filed a petition for involuntary bankruptcy of the Company. The results of the involuntary petition may have a material adverse effect on the financial condition of the Company.

As a result of a review of its accounting records, the Company restated its previously reported audited financial statements for the fiscal years ended April 30, 2000 and April 25, 1999 and the related unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended July 30, 2000, October 29, 2000 and January 28, 2001. The Company filed amended Form 10-Ks for fiscal years 2000 and 1999 and amended Form 10-Qs for the fiscal 2001, 2000 and 1999 quarters containing the restated financial statements. On August 3, 2001, the Securities and Exchange Commission (the “SEC”) informed the Company that it is conducting an informal inquiry regarding the restatement of the financial statements. The Company is cooperating fully with the SEC.

The Company did not open any new restaurants during the thirteen weeks ended January 27, 2002. As of January 27, 2002, construction was underway on two restaurants. One restaurant is substantially complete and is scheduled to open before the end of fiscal year 2002. The estimated cost to complete the second restaurant is approximately $0.4 million. At this time, the opening date has not been scheduled. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the second restaurant.

The Company closed an unprofitable restaurant in September of 2001. In October of 2001, the Company made the decision to close and sell thirteen additional unprofitable restaurants. All but one of the restaurants was closed as of November 12, 2001. The remaining restaurant is expected to be closed in the first quarter of fiscal year 2003. Management believes that the closure of these restaurants will increase long term cash flow and profitability. The Company is in the process of selling all of the locations discussed.

Of the fourteen restaurants discussed above, five are encumbered with a mortgage from Finova Capital Corporation (“Finova”), five are leased from CNL Fund Advisors (“CNL”), one is leased from the Franchise Finance Corporation of America (“FFCA”) and the remaining three have ground leases with a building built by the Company. The Company anticipates that there will be losses on the sale of certain sites. Due to the potential loss on the sale of these sites and other costs associated with the Company’s restructure plan, the Company recorded asset impairment and restructuring charges in the second quarter of fiscal year 2002 which totaled $5.8 million. This is further discussed in Note 4 below.

Since eleven of the restaurants are either encumbered by a mortgage or a lease, there is a significant probability that there will be a cash shortfall when the locations are sold. The Company estimates that the cash shortfall will be approximately $5.0 million. The Company is working with the mortgage holders and lessors to work out a long term payment plan to repay the shortfall.

On January 18, 2002, certain of the Company’s creditors filed a petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Florida. The case is being administered under the case name IN RE: ROADHOUSE GRILL, INC., Case No. 02-20382.

The Company expects that, pursuant to Chapter 11 of the United States Bankruptcy Code, the Company’s existing directors and officers will continue to oversee operation of the Company’s business as debtors-in-possession, subject to supervision and orders of the Bankruptcy Court on matters outside the ordinary course of business.

3.     SUBSEQUENT EVENTS

On February 7, 2002, the Company filed a motion for abstention pursuant to Section 305(a)(1) of the United States Bankruptcy Code, seeking an order dismissing or suspending all proceedings under the petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code. A hearing on the motion for abstention was held by the United States Bankruptcy Court for the Southern District of Florida on March 12, 2002. At the March 12, 2002 hearing, the judge granted a continuance for order of relief until April 16, 2002, at which time an order for relief will be entered. The continuance was granted in order to allow the parties to attempt to reach a pre-negotiated agreement.

On February 14, 2002, the Company received a letter from the Nasdaq Stock Market, Inc. notifying it that its common stock has failed to meet the continued listing requirements for minimum bid price and minimum market value of publicly held shares under the Nasdaq National Market Marketplace Rules. In accordance with the Nasdaq National Market Marketplace Rules 4450(e)(1) and 4450(e)(2), the Company has been provided 90 calendar days, or until May 15, 2002, to regain compliance. If the Company cannot regain compliance with the Nasdaq National Market Marketplace Rules, Nasdaq will notify the Company in writing that its securities will be delisted. At that time, the Company may file an appeal.

On March 8, 2002, the Company received a letter from the Nasdaq Stock Market, Inc. notifying it that, based upon the Company’s response to the Nasdaq’s information request, the Company does not meet the independent director and audit committee requirements for continued listing on the Nasdaq Stock Market. The letter indicated that the staff of the Nasdaq Stock Market was reviewing the Company’s eligibility for continued listing and requested that the Company provide a specific plan and timetable to achieve compliance with the rules. On March 14, 2002, the Company’s Chief Executive Officer sent a letter to the Nasdaq Stock Market, Inc. describing the Company’s plan and timetable to achieve compliance with the rules. As of the date of this filing, the Company has not received a response to that letter. If, after the Nasdaq’s review, it determines that the Company’s plan does not adequately address the issues noted, the Company will receive notice in writing that its securities will be delisted. At that time, the Company may file an appeal.

The Company may apply to transfer its securities to the Nasdaq SmallCap Market. However, in order to transfer securities to the Nasdaq SmallCap Market, the Company would need to satisfy the continued inclusion requirements of the Nasdaq SmallCap Market, which include a minimum $1.00 bid price requirement. In the event that the Company’s common stock is delisted from the Nasdaq National Market and cannot be transferred to the Nasdaq SmallCap Market, its common stock would then be eligible for quotation on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets. However, if the Company’s securities trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the Company’s common stock. In addition, the Company would be subject to a rule promulgated by the Securities and Exchange Commission that, if the Company fails to meet criteria set forth in that rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may deter broker-dealers from recommending or selling the Company’s common stock, which may further negatively affect the liquidity of the Company’s common stock.

Delisting could make trading the Company’s shares more difficult for investors, potentially leading to further declines in the Company’s share price. It would also make it more difficult for the Company to raise additional capital. The Company would also incur additional costs under state blue sky laws to sell equity if its securities were delisted.

4.     ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

As discussed above, in September of 2001, the Company closed one unprofitable restaurant. In October of 2001, the Company made the decision to close and sell thirteen additional unprofitable restaurants. All but one of those restaurants was closed by November 12, 2001. The remaining restaurant is expected to be closed in the first quarter of fiscal year 2003. Also in October of 2001, the Company restructured all of its outstanding debt with Finova.

In accordance with APB Opinion 16, Emerging Issues Task Force (EITF) Issue 94-3 “Liability Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Cost Incurred in a Restructuring)” and SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of”, the Company recorded a charge to operating expense of $5.8 million in the second quarter of fiscal year 2002 for asset impairment/restructuring charges.

The following is a summary of the significant components of the Company’s charge:

(In Millions)
Asset Impairment	$2.8
Loss on Sale of Leased Assets	1.1
Lease Payments	1.3
Bank and Other Charges	0.6

Total	$5.8

Asset Impairment includes the estimated loss on the sale of the fourteen locations. In the case of the five mortgage sites and the three sites on which the Company has a ground lease and has built a building, the charge represents the difference between the net book value of the assets and the estimated net sale proceeds after all fees and commissions. The impairment charge also represents the net proceeds from the sale of any leased equipment.

The Loss on Sale of Leased Assets represents the difference between the lessors carrying value and the net sale proceeds after commissions and fees for the six leased facilities.

Lease payments represent the value of anticipated lease payments until all of the real estate leased assets are sold and the cost of equipment lease payments while the leased assets are not in use. The Company estimates the charge to be approximately $1.3 million.

Bank and other charges included the cost to restructure all of the Company’s debt with Finova (approximately $0.2 million) and other fees associated with the restructure plan including legal fees, loan documentation fees and any other fees. Other represents all of the other costs related to shut down of the locations including travel expense, the cost to relocate the food inventory and equipment to other locations and other miscellaneous costs. The Company estimates these costs will be approximately $0.6 million.

     The following is a summary of the activity in the Company’s accrual for restructuring charges.

	Balance	Activity during the	Balance
(In Millions)	10/28/2001	13 weeks ended 1/27/02	01/27/2002

Loss on Sale of Leased Assets	1.1	—	1.1
Lease Payments	1.3	(0.4)	0.9
Bank and other charges	0.6	(0.2)	0.4
Total	3.0	(0.6)	2.4

The activity in the restructuring accrual for the thirteen week period ended January 27, 2002 included payments made for land, building, and equipment leases. Included in bank and other charges was the reversal of $60,000 of certain disposal costs that are not anticipated to be incurred.

5.     LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and the realization of assets and settlement of liabilities in the ordinary course of business.

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans, and lease payments pursuant to certain real property leases.

On January 18, 2002, certain of the Company’s creditors filed a petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Florida. The case is being administered under the case name IN RE: ROADHOUSE GRILL, INC., Case No. 02-20382.

The Company expects that, pursuant to Chapter 11 of the United States Bankruptcy Code, the Company’s existing directors and officers will continue to oversee operation of the Company’s business as debtors-in-possession, subject to supervision and orders of the Bankruptcy Court on matters outside the ordinary course of business.

On February 7, 2002, the Company filed a motion for abstention pursuant to Section 305(a)(1) of the United States Bankruptcy Code, seeking an order dismissing or suspending all proceedings under the petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code. A hearing on the motion for abstention was held by the United States Bankruptcy Court for the Southern District of Florida on March 12, 2002. At the March 12, 2002 hearing, the judge granted a continuance for order of relief until April 16, 2002, at which time an order for relief will be entered. The continuance was granted in order to allow the parties to reach a pre-negotiated agreement.

The Company’s primary sources of working capital are the loan facilities with Finova (described below), the sale-leaseback facilities with CNL and FFCA (described below), and a $1.5 million loan from Berjaya Group (Cayman) Limited (“Berjaya”), the Company’s principal shareholder (described below). The Company has recently experienced significant cash flow problems primarily due to the Company opening 35 new restaurants in the past three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $12.8 million for the first nine months of fiscal year 2002. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its services, restructuring its operations to minimize cash expenditures, and the successful development of new marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. Although the Company has seen progress as a result of implementing the cost reduction initiatives, there can be no assurance that these initiatives or the revenue enhancement programs will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

If cash generated from the Company’s operations is insufficient to fund the Company’s financial commitments and previous losses and support the Company’s continued operations, the Company will have to obtain additional financing. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If the Company‘s common stock is delisted and it trades on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, this may make it more difficult to raise funds. Moreover, management believes that changes in equity markets in the past two years have adversely affected the Company’s ability to raise equity financing and adversely affected the markets for debt financing for companies with a history of losses.

If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the Company’s common stock. Furthermore, because of the low trading price of the Company’s common stock, the number of shares of new equity or equity-related securities that the Company may be required to issue may be greater than it otherwise would be. As a result, the Company’s shareholders may suffer significant additional dilution. Further, the issuance of debt securities could increase the risk or perceived risk of the Company.

In the event that the Company has to obtain additional financing and is unable to secure such additional financing, the Company may have to significantly curtail or cease its operations.

On October 26, 2001, the Company signed an omnibus agreement with Finova (the “Omnibus Agreement”) that restructured all of the Company’s debt with Finova (discussed below). The $15.0 million note signed in September 1997, the $2.9 million note signed in March 1998, and an additional $8.3 million scheduled to mature in 2012 were included in the Omnibus Agreement. The Omnibus Agreement consolidated all of these loans into one master loan with a term of 133 months at an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay $0.1 million restructure fee. As of March 18, 2002, the fee had not been paid. The Omnibus Agreement also gave the Company the option to convert the $5.0 million revolving loan due December 31, 2001 into an 84-month term loan with an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay a $0.1 million restructuring fee at the time the revolving loan is converted. The Company exercised this option to convert the $5.0 million revolving loan in November of 2001. As of March 18, 2002, the restructuring fee had not been paid. The total balance due to Finova as of January 27, 2002 was $28.9 million.

In September 1997, the Company entered into a $15.0 million loan facility with Finova. The facility consisted of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company’s operations. Monthly principal and interest payments for this facility were through October 2012. The balance on the note as of October 26, 2001 was $12.9 million. This loan was restructured as part of the Omnibus Agreement discussed above.

On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consisted of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company’s operations. The balance of the loan as of October 26, 2001 was $2.2 million. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company also has a series of notes due to Finova in the aggregate amount of approximately $8.3 million, which notes were collateralized by improvements to real estate at eight leased restaurant locations. The notes, which were due between May and November 2012, had interest rates ranging from 9.74% to 10.53%. These loans were restructured as part of the Omnibus Agreement discussed above.

In October 1998, the Company entered into a $5.0 million unsecured, working capital revolving loan (the “Revolving Loan”) with Finova, which was to mature on December 31, 2001. In the first quarter of 2000 the Company collateralized the Revolving Loan with improvements to real estate at three locations and real estate and improvements at an additional location. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company has not made principal and interest payments totaling approximately $2.1 million on its debt to Finova since entering into the Omnibus Agreement in October 2001. The Company also owes late fees to Finova of approximately $0.2 million. The Company is negotiating with Finova regarding additional payment options.

The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The Omnibus Agreement also restructured the debt covenant calculations. The Company is not in compliance with the required cash flow coverage ratio. Due to the Company’s noncompliance with the cash flow coverage ratio, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company’s assets used to secure the obligations, any of which could significantly and negatively impact the Company’s financial condition and operating results.

The Company currently has two term loans with First Union National Bank (“First Union”). The outstanding balance on the loans as of January 27, 2002 was $2.7 million. The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union. The Company is not in compliance with the required cash flow coverage ratio. The Company is negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due and sell or otherwise dispose of the Company’s assets used to secure the obligations. This could significantly and negatively impact the Company’s financial condition and operating results.

The Company has a $10.0 million sale-leaseback credit facility with CNL. Due to the Company’s current financial condition, it can no longer utilize the CNL facility. The Company is approximately five months past due on payments to CNL related to operating leases of land and building for 17 restaurants.

The Company has a $18.5 million sale-leaseback credit facility with FFCA for the development of new Roadhouse Grill restaurants. Due to the Company’s current financial condition, it can no longer utilize the FFCA facility. The Company owes FFCA approximately $0.4 million for construction interest.

In January of 2002, the Company restructured various equipment leases with ORIX, Pacific Financial, CIT Lending, and CIT Financial Group. The lessors agreed to move the three months of delinquent payments to the end of the leases. The leases have various expiration dates through November of 2004.

On February 14, 2001, Berjaya (which owns approximately 62% of the Company’s common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand, and is collateralized by intellectual property and certain unencumbered real and personal property. The note is convertible at any time, at Berjaya’s option, into shares of the Company’s common stock. The conversion rate is based on the fair market value of the common stock on the day of conversion.

Due to the Company’s liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company (“CBBC”), the Company’s then principal food supplier, for trade payables. The notes were to bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment on April 21, 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. The Company was also required to pay CBBC an additional $1.0 million on or before September 30, 2001. If the $1.0 million payment was made, the notes were to be amortized over 48 months bearing interest at 11.5%. The notes were to be secured by the unencumbered fixed assets of 17 restaurant locations. In September 2001, the Company paid CBBC approximately $0.6 million but was unable to pay the additional $0.4 million required by the two new notes. The Company is currently working with CBBC to restructure the term of the notes. As of January 27, 2002, the Company owed CBBC approximately $5.3 million.

In September of 2001, the Company closed one unprofitable restaurant. In October of 2001 the Company made the decision to close and sell another thirteen unprofitable restaurants. All but one of the restaurants was closed as of November 12, 2001. The remaining restaurant is expected to be closed in the first quarter of fiscal year 2003. Management believes that the closure of these restaurants will increase long-term cash flow and profitability.

Of the fourteen restaurants discussed above, five are encumbered with a mortgage from Finova, five are leased from CNL, one is leased from FFCA and the remaining three have ground leases with a building built by the Company. The Company is in the process of selling all of the locations discussed above. Since eleven of the restaurants are encumbered by either a mortgage or a lease, there is a significant probability that there will be a cash shortfall when the locations are sold. The Company estimates that the cash shortfall will be approximately $5.0 million. The Company is working with the mortgage holders and lessors to work out a long-term payment plan to repay the shortfall.

In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. (“Tinsley”) for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and was obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and $40,000 per week thereafter until the debt is paid in full. In November of 2001, Tinsley and the Company modified the agreement. The Company was then required to pay $18,000 per week until the debt is fully satisfied. In February of 2002, the agreement was modified again. The new agreement reduced the weekly payments to $12,000 per week. The Company anticipates that the debt will be fully satisfied within fifteen months. This is contingent upon the outcome of the petition for involuntary bankruptcy discussed in Note 3. The Company is in compliance with the new agreement as of the date of this filing.

During January of 1999, the Company entered into a master security agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through November of 2004. The balance due as of January 27, 2002 was $0.4 million. Due to noncompliance with debt covenants all outstanding debt has been shown as current.

The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

6.     NEW ACCOUNTING STANDARDS

In June of 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It also requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a material impact on the Company’s financial position or results of operations.

In July of 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. The Company expects to account for business combinations initiated prior to July 1, 2001 by using the pooling-of-interests method. The Company will adopt the provisions of Statement 142 on April 28, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 requirements. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 that are being amortized over definite useful lives will continue to be amortized and tested for impairment in accordance with the appropriate accounting requirements prior to the adoption of Statement 142.

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

In connection with Statement 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1,528,000, and unamortized identifiable intangible assets in the amount of $414,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $100,000 for the thirty-nine weeks ended January 27, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle.

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

	THIRTEEN WEEKS ENDED JANUARY 27, 2002			THIRTY-NINE WEEKS ENDED JANUARY 27, 2002

	NET LOSS	SHARES	AMOUNT	NET LOSS	SHARES	AMOUNT

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)			(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Net loss available to common shareholders	$(1,644)	9,708,741	$(0.17)	$(12,814)	9,708,741	$(1.32)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(1,644)	9,708,741	$(0.17)	$(12,814)	9,708,741	$(1.32)

Options to purchase 561,365 shares of common stock at a weighted-average exercise price of $4.72 per share were outstanding during the thirty-nine weeks ended January 27, 2002. These options were not included in the computation of diluted EPS because the Company recognized a loss during the thirteen and thirty-nine weeks, and including such options would result in anti-dilutive EPS.

	THIRTEEN WEEKS ENDED JANUARY 28, 2001			THIRTY-NINE WEEKS ENDED JANUARY 28, 2001

	NET INCOME	SHARES	AMOUNT	NET INCOME	SHARES	AMOUNT

	(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)			(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Net loss available to common shareholders	$(10,813)	9,708,741	$(1.11)	$(13,752)	9,708,741	$(1.42)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(10,813)	9,708,741	$(1.11)	$(13,752)	9,708,741	$(1.42)

Options to purchase 661,140 shares of common stock at a weighted-average exercise price of $5.22 per share were outstanding during the thirty-nine weeks ended January 28, 2001. These options were not included in the computation of diluted EPS because the Company recognized a loss during the thirteen and thirty-nine weeks, and including such options would result in anti-dilutive EPS.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other things, (i) the Company’s growth strategies, plans, objectives and expectations concerning the Company’s operations, cash flows, revenue, liquidity and capital resources, (ii) the Company’s future financing plans, (iii) the Company’s ability to manage its debt and comply with financial covenants in its debt instruments and (iv) the outcome of the bankruptcy proceedings. In addition, when used in this Form 10-Q, the words believes, anticipates, expects and similar words often are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the restaurant industry, the Company’s results of operations, the likelihood that the Company will not be able to cure past payment defaults under certain of its loan facilities, availability of financing, increases in interest rates and other factors. In light of the foregoing, there is no assurance that the forward-looking statements contained in this Form 10-Q will in fact prove correct or occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Please refer to the risk factors set forth in the section entitled “Additional Factors that May Affect Future Results” on page 14 of this Form 10-Q, as well as to other filings with the SEC and to the factors discussed elsewhere in this Form 10-Q for a description of some of the risk factors that could cause the Company’s results to differ materially from the forward looking statements.

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name Roadhouse Grill. The Company was founded in 1992 and opened its first restaurant in 1993. As of January 27, 2002, there were 72 Company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 31 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil and three franchised locations in Las Vegas, Nevada. In addition, one joint venture location is in Milan, Italy.

On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. (“Cremonini Group”), a leading publicly traded Italian conglomerate, specializing in the food service industry in Europe. Under the joint venture agreement, the Cremonini Group is authorized to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the year 2004. The Cremonini Group opened its first Roadhouse Grill restaurant in Milan, Italy in November 2001.

The Company’s revenues are derived primarily from the sale of food and beverages. Restaurant sales of food and alcoholic beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales during the thirteen weeks ended January 27, 2002. Franchise and management fees during this period accounted for less than 1% of the Company’s total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and, to a lesser extent labor costs, are relatively fixed.

The average annual occupancy cost for the restaurant sites leased by the Company is approximately $182,000. As of January 27, 2002, construction was underway on two restaurants. One restaurant is substantially complete and is scheduled to open before the end of fiscal year 2002. The estimated cost to complete the second restaurant is approximately $0.4 million. At this time, the opening date has not been scheduled. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the second restaurant.

RESTAURANTS OPEN. At January 27, 2002 there were 72 Company-owned restaurants open. At January 28, 2001, there were 83 Company-owned restaurants open. Between the two dates two company-owned restaurants were opened, and thirteen were closed.

RECENT EVENTS

On January 18, 2002, certain of the Company’s creditors filed a petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Florida. The case is being administered under the case name IN RE: ROADHOUSE GRILL, INC., Case No. 02-20382.

The Company expects that, pursuant to Chapter 11 of the United States Bankruptcy Code, the Company’s existing directors and officers will continue to oversee operation of the Company’s business as debtors-in-possession, subject to supervision and orders of the Bankruptcy Court on matters outside the ordinary course of business.

On February 7, 2002, the Company filed a motion for abstention pursuant to Section 305(a)(1) of the United States Bankruptcy Code, seeking an order dismissing or suspending all proceedings under the petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code. A hearing on the motion for abstention was held by the United States Bankruptcy Court for the Southern District of Florida on March 12, 2002. At the March 12, 2002 hearing, the judge granted a continuance for order of relief until April 16, 2002, at which time an order for relief will be entered. The continuance was granted in order to allow the parties to attempt to reach a pre-negotiated agreement.

On February 14, 2002, the Company received a letter from the Nasdaq Stock Market, Inc. notifying it that its common stock has failed to meet the continued listing requirements for minimum bid price and minimum market value of publicly held shares under the Nasdaq National Market Marketplace Rules. In accordance with the Nasdaq National Market Marketplace Rules 4450(e)(1) and 4450(e)(2), the Company has been provided 90 calendar days, or until May 15, 2002, to regain compliance. If the Company cannot regain compliance with the Nasdaq National Market Marketplace Rules, Nasdaq will notify the Company in writing that its securities will be delisted. At that time, the Company may file an appeal.

On March 8, 2002, the Company received a letter from the Nasdaq Stock Market, Inc. notifying it that, based upon the Company’s response to the Nasdaq’s information request, the Company does not meet the independent director and audit committee requirements for continued listing on the Nasdaq Stock Market. The letter indicated that the staff of the Nasdaq Stock Market was reviewing the Company’s eligibility for continued listing and requested that the Company provide a specific plan and timetable to achieve compliance with the rules. On March 14, 2002, the Company’s Chief Executive Officer sent a letter to the Nasdaq Stock Market, Inc. describing the Company’s plan and timetable to achieve compliance with the rules. As of the date of this filing, the Company has not received a response to that letter. If, after the Nasdaq’s review, it determines that the Company’s plan does not adequately address the issued notes, the Company will receive notice in writing that its securities will be delisted. At that time, the Company may file an appeal.

The Company may apply to transfer its securities to the Nasdaq SmallCap Market. However, in order to transfer securities to the Nasdaq SmallCap Market, the Company would need to satisfy the continued inclusion requirements of the Nasdaq SmallCap Market, which include a minimum $1.00 bid price requirement. In the event that the Company’s common stock is delisted from the Nasdaq National Market and cannot be transferred to the Nasdaq SmallCap Market, its common stock would then be eligible for quotation on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets. However, if the Company’s securities trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the Company’s common stock. In addition, the Company would be subject to a rule promulgated by the Securities and Exchange Commission that, if the Company fails to meet criteria set forth in that rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the rule may deter broker-dealers from recommending or selling the Company’s common stock, which may further negatively affect the liquidity of the Company’s common stock.

Delisting could make trading the Company’s shares more difficult for investors, potentially leading to further declines in the Company’s share price. It would also make it more difficult for the Company to raise additional capital. The Company would also incur additional costs under state blue sky laws to sell equity if its securities were delisted.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain selected statements of operations data expressed as a percentage of total revenues:

	THIRTEEN WEEKS ENDED		THIRTY-NINE WEEKS ENDED

	JANUARY 27, 2002	JANUARY 28, 2001	JANUARY 27, 2002	JANUARY 28, 2001

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	33.2	36.0	34.6	34.8
Labor and benefits	32.8	33.4	32.6	32.4
Occupancy and other	23.4	25.2	23.7	23.7
Pre-opening expenses	0.0	1.4	0.3	1.7

Total cost of restaurant sales	89.4	96.0	91.2	92.6
Depreciation and amortization	6.1	6.0	5.9	6.0
General and administrative	6.1	6.5	6.0	6.6
Asset Impairment	—	7.3	2.3	2.5
Restructure Charge	(0.2)	—	2.5	—

Total operating expenses	101.4	115.8	107.9	107.7

Operating (loss) income	(1.4)	(15.8)	(7.9)	(7.7)
Other expense:
Interest expense, net	3.1	2.2	2.9	2.1

(Loss) before income taxes	(4.5)	(18.0)	(10.8)	(9.8)
Income tax (benefit)	—	7.9	—	1.4

Net (loss)	(4.5)%	(25.9)%	(10.8)%	(11.2)%

THIRTEEN WEEKS ENDED JANUARY 27, 2002 (FISCAL YEAR 2002 THIRD QUARTER) COMPARED TO THIRTEEN WEEKS ENDED JANUARY 28, 2001 (FISCAL YEAR 2001 THIRD QUARTER)

TOTAL REVENUES. Total revenue was $36.5 million for the third quarter of fiscal year 2002 compared to $41.8 million for the third quarter of fiscal year 2001. The decrease in sales was due to the closing of thirteen restaurants in the second and third quarter of fiscal year 2002. Sales at comparable restaurants for the third quarter of fiscal year 2002 decreased 5.2% compared to sales in the third quarter of fiscal year 2001.

COST OF RESTAURANT SALES

FOOD AND BEVERAGE. Food and beverage costs decreased $3.0 million to $12.1 million in the third quarter of fiscal year 2002 from $15.1 million in the third quarter of fiscal year 2001. The decrease in food and beverage costs can be attributed to the closing of thirteen restaurants and a change to a new food distribution company with lower prices. As a percentage of revenue, food and beverage cost was 33.2% for the third quarter of fiscal year 2002 versus 36.0% in the third quarter of fiscal year 2001. The decrease can be attributed to the Company changing to a new food distribution company with lower prices.

LABOR AND BENEFITS. Labor and benefits costs decreased $1.9 million to $12.0 million in the third quarter of fiscal year 2002 from $13.9 million in the third quarter of fiscal year 2001. The decrease in labor and benefits costs can be attributed to the closing of thirteen restaurants and more efficient labor utilization for the remaining restaurants. As a percentage of revenue, labor and benefits cost was 32.8% for the third quarter of fiscal year 2002 versus 33.4% for the third quarter of fiscal year 2001. The decrease was due to more efficient labor utilization for the 72 remaining locations.

OCCUPANCY AND OTHER. Occupancy and other costs decreased $2.0 million to $8.5 million in the third quarter of fiscal year 2002 from $10.5 million in the third quarter of fiscal year 2001. The decrease is primarily due to the closing of thirteen restaurants, reductions in marketing and utilities expenses, and the implementation of additional cost reduction procedures. As a percentage of revenue, occupancy and other costs was 23.4% for the third quarter of fiscal year 2002 versus 25.2% for the third quarter of fiscal year 2001. The decrease was due to reductions in marketing and utilities expenses, and the implementation of additional cost reduction procedures.

PRE-OPENING EXPENSES. Pre-opening expenses decreased $0.6 million to $0.0 million in the third quarter of fiscal year 2002 from $0.6 million in the third quarter of fiscal year 2001. The decrease is due to the lack of new restaurants being opened in the third quarter of fiscal year 2002.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.3 million to $2.2 million in the third quarter of fiscal year 2002 from $2.5 million in the third quarter of fiscal year 2001. The decrease is a result of writing down certain depreciable assets to their net realizable value, as reflected in the asset impairment charge. This reduction of the depreciable basis of these assets resulted in less depreciation expense for the thirteen weeks ended January 27, 2002. As a percentage of revenue depreciation and amortization was comparable for both periods presented.

GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $0.5 million to $2.2 million for the third quarter of fiscal year 2002 versus $2.7 million for the third quarter of fiscal year 2001. The decrease is due to significant reduction of overhead through the elimination of various field supervisory positions and corporate positions and a decrease in management training due to reduction in store management turnover. As a percentage of revenue, general and administrative costs were 6.1% for the third quarter of fiscal year 2002 versus 6.5% for the third quarter of fiscal year 2001. The decrease is due to significant reduction of overhead through the elimination of various field supervisory positions and corporate positions and a decrease in management training due to reduction in store management turnover.

The Company expects that general and administrative expenses will increase in the future because of fees and expenses related to the bankruptcy proceedings. At the time of this filing, the Company cannot estimate the extent of any increase in general or administrative expenses related to the bankruptcy proceedings.

TOTAL OTHER EXPENSE. Total other expense increased $0.2 million to $1.1 million in the third quarter of fiscal year 2002 from $0.9 million in the third quarter of fiscal year 2001. The increase is primarily due to an increase in the interest rate charged by Finova with the signing of the Omnibus Agreement in October of 2001 and an increase in the interest rate charged by CBBC after the Company defaulted on payment terms.

INCOME TAX (BENEFIT). The Company recognized no income tax benefit in the third quarter of fiscal year 2002 or the third quarter of fiscal year 2001. Management believes that it is not likely that all of its deferred tax assets will be realized in the future.

THIRTY-NINE WEEKS ENDED JANUARY 27, 2002 (FIRST, SECOND AND THIRD QUARTERS OF FISCAL YEAR 2002) COMPARED TO THIRTY-NINE WEEKS ENDED JANUARY 28, 2001 (FIRST, SECOND AND THIRD QUARTERS OF FISCAL YEAR 2001)

TOTAL REVENUE. Total revenue decreased $3.5 million, or 2.9%, from $122.6 million for the first three quarters of fiscal year 2001 to $119.1 million for the first three quarters of fiscal year 2002. The decrease in sales was due to the closing of thirteen restaurants in the second and third quarter of fiscal year 2002. Sales at comparable restaurants for the first three quarters of fiscal year 2002 decreased 4.8% compared with sales in the same period last year.

COST OF RESTAURANT SALES

FOOD AND BEVERAGE. Food and beverage costs decreased $1.4 million to $41.2 million for the first three quarters of fiscal year 2002 from $42.6 million in the first three quarters of fiscal year 2001. The decrease in food and beverage costs can be attributed to the closing of thirteen restaurants and a change to a new food distribution company with lower prices. As a percentage of revenue, food and beverage cost was 34.6% for the first three quarters of fiscal year 2002 versus 34.8% for the same period in the previous year. The decrease as a percentage of revenue can be attributed to the Company changing to a new food distribution company with lower prices.

LABOR AND BENEFITS. Labor and benefits costs decreased $0.9 million to $38.8 million in the first three quarters of fiscal year 2002 from $39.7 million in the first three quarters of fiscal year 2001. The decrease in labor and benefits costs can be attributed to the closing of thirteen restaurants and more efficient labor utilization for the remaining restaurants. As a percentage of revenue, labor and benefits cost was 32.6% for the first three quarters of fiscal year 2002 versus 32.4% for the first three quarters of fiscal year 2001. The increase as a percentage of revenue occurred in the first two quarters of fiscal year 2002. The Company experienced lower labor costs as a percentage of revenue in the third quarter of fiscal year 2002 due to more efficient labor utilization in the remaining locations.

OCCUPANCY AND OTHER. Occupancy and other costs decreased $0.8 million to $28.2 million in the first three quarters of fiscal year 2002 from $29.0 million in the first three quarters of fiscal year 2001. The decrease is primarily due to the closing of thirteen restaurants, reductions in marketing and utilities expenses, and the implementation of additional cost reduction procedures. As a percentage of revenue, occupancy and other costs were comparable for both periods presented.

PRE-OPENING EXPENSES. Pre-opening expenses decreased $1.7 million to $0.4 million in the first three quarters of fiscal year 2002 from $2.1 million in the first three quarters of fiscal year 2001. The decrease is primarily due to the opening of only two restaurants during the first three quarters of fiscal year 2002 compared to opening seven restaurants during the first three quarters of fiscal year 2001.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.4 million to $7.0 million in the first three quarters of fiscal year 2002 from $7.4 million in the first three quarters of fiscal year 2001. The decrease is a result of writing down certain depreciable assets to their net realizable value, as reflected in the asset impairment charge. This reduction of the depreciable basis of these assets resulted in less depreciation expense for the thirteen weeks ended January 27, 2002. As a percentage of revenue, depreciation and amortization was comparable for both periods presented.

GENERAL AND ADMINISTRATIVE. General and administrative costs decreased $1.0 million to $7.1 million in the first three quarters of fiscal year 2002 from $8.1 million in the first three quarters of fiscal year 2001. The decrease is due to a reduction of overhead through the elimination of various field supervisory positions and corporate positions and a decrease in management training due to reduction in store management turnover. As a percentage of revenue, general and administrative costs were 6.0% for the first three quarters of fiscal year 2002 versus 6.6% for the first three quarters of fiscal year 2001. The decrease is due to a reduction of overhead through the elimination of various field supervisory positions and corporate positions and a decrease in management training due to reduction in store management turnover.

ASSET IMPAIRMENT AND RESTRUCTURING CHARGE. In September of 2001, the Company closed an unprofitable restaurant. In October of 2001 the Company made the decision to close and sell another thirteen unprofitable restaurants. All but one of these was closed by November 12, 2001. The remaining restaurant is expected to be closed in the first quarter of fiscal year 2003. The Company recorded an asset impairment charge of $2.8 million and restructuring charge of $3.1 million as a result of the restructure plan.

TOTAL OTHER EXPENSE. Total other expense increased $0.9 million to $3.5 million in the first three quarters of fiscal year 2002 from $2.6 million in the first three quarters of fiscal year 2001. The increase is primarily due to interest expense on additional debt incurred with the development and opening of new restaurants since the end of the fiscal year 2001, an increase in the interest rate charged by Finova with the signing of the Omnibus Agreement in October of 2001, and an increase in the interest rate charged by CBBC when the Company defaulted on the payment terms.

INCOME TAX (BENEFIT). The Company recognized no income tax benefit in the first three quarters of fiscal year 2002 or the first three quarters of fiscal year 2001. Management believes that it is not likely that all of its deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and the realization of assets and settlement of liabilities in the ordinary course of business.

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases.

On January 18, 2002, certain of the Company’s creditors filed a petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Florida. The case is being administered under the case name IN RE: ROADHOUSE GRILL, INC., Case No. 02-20382.

The Company expects that, pursuant to Chapter 11 of the United States Bankruptcy Code, the Company’s existing directors and officers will continue to oversee operation of the Company’s business as debtors-in-possession, subject to supervision and orders of the Bankruptcy Court of matters outside the ordinary course of business.

On February 7, 2002, the Company filed a motion for abstention pursuant to Section 305(a)(1) of the United States Bankruptcy Code, seeking an order dismissing or suspending all proceedings under the petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code. A hearing on the motion for abstention was held by the United States Bankruptcy Court for the Southern District of Florida on March 12, 2002. At the March 12, 2002 hearing, the judge granted a continuance for order of relief until April 16, 2002, at which time an order for relief will be entered. The continuance was granted in order to allow the parties to reach a pre-negotiated agreement.

The filing of the petition for involuntary bankruptcy has caused a few small vendors to change payment terms to Cash on Delivery. Since the vendors who are now requiring Cash on Delivery account for only a small amount of the Company’s purchases, there has been minimal impact.

The Company has decreased the amount spent on advertising compared to the thirteen and thirty-nine week periods of the prior fiscal year. There has been an increase in the effective utilization of advertising expenses in the current year due to a more focused approach to advertising.

The Company’s primary sources of working capital are the loan facilities with Finova (described below), the sale-leaseback facilities with CNL and FFCA (described below), and a $1.5 million loan from Berjaya (described below). The Company has recently experienced significant cash flow problems primarily due to the Company opening 35 new restaurants in the past three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $12.8 million for the first nine months of fiscal year 2002. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its services, restructuring its operations to minimize cash expenditures and the successful development of new marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. Although the Company has seen progress as a result of implementing the cost reduction initiatives, there can be no assurance that these initiatives or the revenue enhancement programs will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

If cash generated from the Company’s operations is insufficient to fund the Company’s financial commitments and previous losses and support the Company’s continued operations, the Company will have to obtain additional financing. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. If the Company‘s common stock is delisted and it trades on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets, this may make it more difficult to raise funds. Moreover, management believes that changes in equity markets in the past two years have adversely affected the Company’s ability to raise equity financing and adversely affected the markets for debt financing for companies with a history of losses.

If the Company raises additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the Company’s common stock. Furthermore, because of the low trading price of the Company’s common stock, the number of shares of new equity or equity-related securities that the Company may be required to issue may be greater than it otherwise would be. As a result, the Company’s shareholders may suffer significant additional dilution. Further, the issuance of debt securities could increase the risk or perceived risk of the Company.

In the event that the Company has to obtain additional financing and is unable to secure such additional financing, the Company may have to significantly curtail or cease its operations.

On October 26, 2001, the Company signed the Omnibus Agreement with Finova that restructured all of the Company’s debt with Finova (discussed below). The $15.0 million note signed in September 1997, the $2.9 million note signed in March 1998, and an additional $8.3 million scheduled to mature in 2012 were included in the Omnibus Agreement. The Omnibus Agreement consolidated all of these loans into a one master loan with a term of 133 months at an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay $0.1 million restructure fee. As of March 18, 2002, the fee had not been paid. The Omnibus Agreement also gave the Company the option to convert the $5.0 million revolving loan due December 31, 2001 into an 84 month term loan with an interest rate of 11.5%. The Omnibus Agreement requires the Company to pay a $0.1 million restructuring fee at the time the revolving loan is converted. The Company exercised this option to convert the $5.0 million revolving loan in November of 2001. As of March 18, 2002, the restructuring fee had not been paid. The total balance due to Finova as of January 27, 2002 was $28.9 million.

In September 1997, the Company entered into a $15.0 million loan facility with Finova. The facility consisted of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company’s operations. Monthly principal and interest payments for this facility were through October 2012. The balance on the note as of October 26, 2001 was $12.9 million. This loan was restructured as part of the Omnibus Agreement discussed above.

On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consisted of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company’s operations. The balance of the loan as of October 26, 2001 was $2.2 million. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company also has a series of notes due to Finova in the aggregate amount of approximately $8.3 million, which notes were collateralized by improvements to real estate at eight leased restaurant locations. The notes, which were due between May and November 2012, had interest rates ranging from 9.74% to 10.53%. These loans were restructured as part of the Omnibus Agreement discussed above.

In October 1998, the Company entered into a $5.0 million unsecured, working capital revolving loan (the “Revolving Loan”) with Finova, which was to mature on December 31, 2001. In the first quarter of 2000 the Company collateralized the Revolving Loan with improvements to real estate at three locations and real estate and improvements at an additional location. This loan was restructured as part of the Omnibus Agreement discussed above.

The Company has not made principal and interest payments totaling approximately $2.1 million on its debt to Finova since entering into the Omnibus Agreement in October 2001. The Company also owes late fees to Finova of approximately $0.2 million. The Company is negotiating with Finova regarding additional payment options.

The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with Finova. The Omnibus Agreement also restructured the debt covenant calculations. The Company is not in compliance with the required cash flow coverage ratio. Due to the Company’s noncompliance with the cash flow coverage ratio, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of the Company’s assets used to secure the obligations, any of which could significantly and negatively impact the Company’s financial condition and operating results.

The Company currently has two term loans with First Union. The outstanding balance on the loans as of January 27, 2002, was $2.7 million. The Company is required to maintain certain financial ratios in order to be in compliance with covenants related to the debt with First Union. The Company is not in compliance with the required cash flow coverage ratio. The Company is negotiating a waiver of certain covenant violations and an amendment to the financial covenants. If the Company is not able to negotiate and comply with the new financial covenants in the future, First Union could immediately accelerate all amounts due and sell or otherwise dispose of the Company’s assets used to secure the obligations. This could significantly and negatively impact the Company’s financial condition and operating results.

The Company has a $10.0 million sale-leaseback credit facility with CNL. Due to the Company’s current financial condition, it can no longer utilize the CNL facility. The Company is approximately five months past due on payments to CNL related to operating leases of land and building for 17 restaurants.

The Company has a $18.5 million sale-leaseback credit facility with FFCA for the development of new Roadhouse Grill restaurants. Due to the Company’s current financial condition, it can no longer utilize the FFCA facility. The Company owes FFCA approximately $0.4 million for construction interest.

In January of 2002, the Company restructured various equipment leases with ORIX, Pacific Financial, CIT Lending, and CIT Financial Group. The lessors agreed to move the three months of delinquent payments to the end of the leases. The leases have various expiration dates through November of 2004.

On February 14, 2001, Berjaya (which owns approximately 62% of the Company’s common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand and is collateralized by intellectual property and certain unencumbered real and personal property. The note is convertible at any time, at Berjaya’s option, into shares of the Company’s common stock. The conversion rate is based on the fair market value of the common stock on the day of conversion.

Due to the Company’s liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to CBBC, the Company’s then principal food supplier, for trade payables. The notes were to bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment on April 21, 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. The Company was also required to pay CBBC an additional $1.0 million on or before September 30, 2001. If the $1.0 million payment was made, the notes were to be amortized over 48 months bearing interest at 11.5%. The notes were to be secured by the unencumbered fixed assets of 17 restaurant locations. In September 2001, the Company paid CBBC approximately $0.6 million but was unable to pay the additional $0.4 million required by the two new notes. The Company is currently working with CBBC to restructure the term of the notes. As of January 27, 2002, the Company owed CBBC approximately $5.3 million.

In September of 2001, the Company closed one unprofitable restaurant. In October of 2001 the Company made the decision to close and sell another thirteen unprofitable restaurants. All but one of the restaurants was closed as of November 12, 2001. The remaining restaurant is expected to be closed in the first quarter of fiscal 2003. Management believes that the closure of these restaurants will increase long term cash flow and profitability.

Of the fourteen restaurants discussed above, five are encumbered with a mortgage from Finova, five are leased from CNL, one is leased from FFCA and the remaining three have ground leases with a building built by the Company. The Company is in the process of selling all of the locations discussed above. Since eleven of the restaurants are encumbered by either a mortgage or a lease, there is a significant probability that there will be a cash shortfall when the locations are sold. The Company estimates that the cash shortfall will be approximately $5.0 million. The Company is working with the mortgage holders and lessors to work out a long term payment plan to repay the shortfall.

In April 2001, the Company agreed to a payment plan with Tinsley for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and was obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and $40,000 per week thereafter until the debt is paid in full. In November of 2001, Tinsley and the Company modified the agreement. The Company was then required to pay $18,000 per week until the debt is fully satisfied. In February of 2002, the agreement was modified again. The new agreement reduced the weekly payments to $12,000 per week. The Company anticipates that the debt will be fully satisfied within fifteen months. This is contingent upon the outcome of the petition for involuntary bankruptcy discussed in Note 3. The Company is in compliance with the new agreement as of the date of this filing.

During January of 1999, the Company entered into a master security agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through November of 2004. The balance due as of January 27, 2002 was $0.4 million. Due to noncompliance with debt covenants all outstanding debt has been shown as current.

The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

SUMMARY OF CASH FLOWS

Cash provided by operating activities during the first three quarters of fiscal year 2002 was $4.0 million compared with cash used of $1.6 million during the first three quarters of fiscal year 2001.

Cash used by investing activities during the first three quarters of fiscal year 2002 was $1.1 million compared with cash used of $4.5 million during the first three quarters of fiscal year 2001. Cash used by investing activities consisted primarily of purchases of property and equipment.

Cash used by financing activities during the first three quarters of fiscal year 2002 was $3.1 million compared with cash provided by financing activities of $7.3 million during the first three quarters of fiscal year 2001. Cash used by financing activities in the first three quarters of fiscal year 2002 consisted of payments on long term debt and capital lease obligations as well as payments on the notes payable to vendor. Cash provided by financing activities in the first three quarters of fiscal year 2001 consisted primarily of proceeds from long term debt offset by payments on long term debt and capital lease obligations.

CAPITAL EXPENDITURES

The Company did not open any new restaurants during the thirteen weeks ended January 27, 2002. As of January 27, 2002, construction was underway on two restaurants. One restaurant is substantially complete and is scheduled to open before the end of fiscal year 2002. The estimated cost to complete the second restaurant is approximately $0.4 million. At this time, the opening date has not been scheduled. There can be no assurance that the Company will generate sufficient cash from operations to fund the opening of the second restaurant.

SEASONALITY AND QUARTERLY RESULTS

The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 72 restaurants currently owned and operated by the Company, 31 are located in Florida.

The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its geographic concentration, the Company’s results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. The Company has expanded its operations in other geographic markets to offset some of the effects on its operating results due to its concentration in Florida. Because of the seasonality of the Company’s business, its results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

-	the amount of sales contributed by new and existing restaurants;
-	labor costs for the Company’s personnel;
-	the Company’s ability to achieve and sustain profitability on a quarterly or annual basis;
-	consumer confidence and changes in consumer preferences;
-	health concerns, including adverse publicity concerning food-related illness;
-	significance and variability of pre-opening expenses;
-	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and
-	economic conditions as a whole and in each of the markets in which the Company is located.

IMPACT OF INFLATION

The primary inflationary factors affecting the Company’s operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of the Company’s employees are paid at federal and state established minimum wage levels, changes in such wage laws affect the Company’s labor costs. In addition, most of the Company’s leases require the Company to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflation. The Company believes recent low inflation rates in its principal markets have contributed to relatively stable food and labor costs. There is no assurance that low inflation rates will continue or that the Company will have the ability to control costs in the future.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other risks discussed in this Form 10-Q, the Company is subject to specific risks related to the Company’s business model, growth strategy, and legal and regulatory environment. For a detailed discussion of these risks, please see risk factors included in the Company’s Annual Report on Form 10-K for the year ended April 29, 2001, as filed with the SEC on August 14, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the normal course of business. While the resolution of any such action may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or financial position. As discussed elsewhere in this filing, certain of the Company’s creditors have filed a petition for involuntary bankruptcy of the Company. The results of the involuntary petition may have a material adverse effect on the financial condition of the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company has not made principal and interest payments totaling approximately $2.1 million on its debt to Finova since entering into the Omnibus Agreement and is not in compliance with the required cash flow coverage ratio under the Omnibus Agreement. Accordingly, Finova could immediately accelerate all amounts due to them and sell or otherwise dispose of those assets used to secure the Company’s obligations to Finova.

As of January 27, 2002, the outstanding balance of principal and interest owed to First Union was $2.7 million. The Company is not in compliance with the required cash flow coverage ratio as defined in the loan covenants with its two term loans due to First Union. Accordingly, First Union could immediately accelerate all amounts due to them and sell or otherwise dispose of those assets used to secure the Company’s obligations to First Union.

The Company is also not in compliance with the payment terms and/or debt covenants of its agreements with other creditors, including CNL, FFCA, CBBC, and Pacific Financial Company. The Company is currently negotiating with all of its creditors regarding satisfaction of the debts owned to them. For additional information regarding the Company’s financial condition, see “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” which is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

On December 7, 2001 the Company filed a current report on Form 8-K to report the appointment of Grant Thornton LLP as the Company’s new certified public accountant.

On January 25, 2002 the Company filed a current report on Form 8-K to report that certain of the Company’s creditors filed a petition for involuntary bankruptcy of the Company under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Florida.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROADHOUSE GRILL, INC.

	By:	/s/ Ayman Sabi

March 18, 2002		Ayman Sabi
Chief Executive Officer and Acting Chief Financial Officer