Form 10-K
period 2002-04-28
ROADHOUSE GRILL INC
filed 2002-09-24
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-28930

ROADHOUSE GRILL, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	65-0367604
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2703-A GATEWAY DRIVE, POMPANO BEACH, FL 33069

(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code (954) 957-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.03 PER SHARE
(Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 24, 2002 (based upon the last reported sale price of the registrant’s common stock on the Pink Sheets on September 23,

2002), was $1,338,110 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☒         No  ☐

         The number of shares of the registrant’s common stock outstanding as of September 24, 2002 was 9,708,741.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

ROADHOUSE GRILL, INC.

FORM 10-K
FISCAL YEAR ENDED APRIL 28, 2002

i

         This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements, including the following:

•	the Company’s implementation of the roadhouse-style dining concept;

•	anticipated trends in the economy and the restaurant industry;

•	the Company’s strategies, plans, objectives and expectations concerning the Company’s future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources;

•	the Company’s ability to manage its debt and comply with the financial covenants in its debt instruments;

•	the Company’s ability to maintain financial and accounting controls, management controls, reporting systems and procedures;

•	the Company’s ability to identify potentially profitable restaurant locations;

•	the Company’s ability to recruit, train and retain management personnel;

•	the Company’s ability to manage labor, food costs and other operating expenses; and

•	costs associated with opening, or completing construction on, new restaurants.

         The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report, including the section entitled “Risk Factors,” could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the Company’s ability to make future loan payments;

•	the Company’s ability to comply with financial covenants in the future;

•	availability of financing;

•	relisting of the Company’s stock by Nasdaq;

•	outcome of the SEC inquiry;

•	net losses;

•	the Company’s ability to identify profitable locations and open new restaurants;

•	the Company’s ability to acquire adequate food supply and to obtain favorable food costs;

•	changes in consumer preferences, tastes and eating habits;

•	the availability of qualified labor;

•	competition from other restaurants;

•	construction delays;

•	increase in interest rates; and

•	national, regional and local economic and weather conditions.

ITEM 1.     BUSINESS

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On January 18, 2002, an involuntary petition (the “Involuntary Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against the Company by certain of its creditors, all of which were affiliated with one another (collectively, the “Petitioning Creditors”), in the United States Bankruptcy Court for the Southern District of Florida (the “Court”). The Company had recently experienced significant cash flow problems primarily resulting from the opening of 31 new restaurants in the past three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $21.4 million in fiscal year 2002. Prior to the filing of the Involuntary Petition, the Company had been in negotiations with the Petitioning Creditors and other major creditors in an effort to effect an out-of-court restructuring.

         In response to the filing of the Involuntary Petition, the Company initially filed a motion requesting the Court to abstain from taking jurisdiction over the Company to allow out-of-court restructuring efforts to continue. Ultimately, however, the Company decided to consent to the entry of an order for relief in the Chapter 11 case, provided that the order would not be entered until the Company had the opportunity to prepare a Chapter 11 plan of reorganization.

         On April 16, 2002, the Court entered an order for relief and the Company filed its Chapter 11 plan of reorganization and its disclosure statement in support of the plan. Subsequent to the entry of the order for relief, the Company has operated its businesses as a debtor-in-possession pursuant to Chapter 11 of the Bankruptcy Code and concentrated its efforts on emerging from Chapter 11 as quickly as possible.

         In its plan of reorganization the Company classified the claims of its creditors and interests of its equity security holders and provided for the treatment of such claims and interests. Under the Bankruptcy Code, various classes of claims and interests were entitled to vote whether to accept or reject the plan of reorganization. However, the court would not permit such a vote until it approved a disclosure statement as containing information adequate to enable a hypothetical reasonable investor typical of holders of claims or interests of the relevant classes to make an informed judgment about the plan of reorganization.

         The Company filed several amendments to the plan of reorganization. On June 12, 2002, the Company filed Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Plan”) and Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified (the “Disclosure Statement”). The Disclosure Statement is attached to this Form 10-K as Exhibit 2.1. The Court conducted a hearing on June 12, 2002, to consider approval of the Disclosure Statement. On June 20, 2002, the Court issued an order approving the Disclosure Statement, authorizing the Disclosure

Statement, Plan and Ballot to be disseminated to creditors and equity security holders and scheduling a hearing on confirmation of the Plan for August 21, 2002.

         On June 25, 2002, a hearing was held on the motion of the Petitioning Creditors to terminate the exclusivity period within which only the Company could file a plan of reorganization and to delay the hearing on confirmation of the Plan. On June 26, 2002, the Court terminated exclusivity but refused to postpone the hearing on confirmation of the Plan.

         Thereafter, Restaurants Acquisition I, Inc. (“RAI”), an entity affiliated with the Petitioning Creditors, filed a competing plan of reorganization, dated July 15, 2002 (the “RAI Plan”). The Petitioning Creditors and creditors affiliated with them (collectively, “CNL”) vigorously opposed confirmation of the Plan. In addition, certain other creditors initially cast ballots rejecting the Plan and/or filed objections to confirmation of the Plan.

         As the date of the confirmation hearing approached, the Company engaged in further negotiations with rejecting and objecting creditors in an effort to resolve their objections to the Plan. By August 19, 2002, most of the objections had been resolved and the Company filed a modification of the Plan (the “Modification”).

         The principal remaining objections were the objections of CNL. However, the Company reached agreement with CNL shortly before the commencement of the confirmation hearing. Under the agreement, CNL withdrew its objections to the Plan, changed its rejections to acceptances of the Plan and caused the RAI Plan to be withdrawn. The agreement is embodied in a term sheet between the Company and CNL dated August 21, 2002 (the “CNL Term Sheet”).

         The hearing on confirmation of the Plan, as modified by the Modification, took place on August 21, 2002. At the close of the hearing, the Court announced that the Plan, as modified by the Modification and the Confirmation Order (as hereinafter defined) (the “Confirmed Plan”), would be confirmed. On August 23, 2002, the Court issued its Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Confirmation Order”). The Confirmation Order is attached to this report on Form 10-K as Exhibit 2.3. The Modification and CNL Term Sheet are attached as exhibits to the Confirmation Order.

         The Confirmed Plan is scheduled to become effective on or before September 30, 2002 (the “Effective Date”). On the Effective Date, the Company is to receive an infusion of new capital of $5 million in exchange for 13,888,889 shares (47.53%) of new common stock in the reorganized Company (the “New Common Stock”). The 13,888,889 shares will be issued in a private placement pursuant to Section 4(2) of, or Regulation D promulgated under, the Securities Act of 1933, as amended (the “Private Placement Securities”). The Private Placement Securities will be issued to Berjaya Group (Cayman) Limited (“Berjaya”), Prime Gaming Philippines, Inc. (“Prime”), Ayman Sabi , or designee (“Sabi”), and Stephen C. Saterbo, or designee (“Saterbo”), as more particularly set forth in the table immediately below. These parties have placed $5 million in escrow with the Company’s co-bankruptcy counsel, Berger Singerman, P.A.

				Percentage of
	Investment	Price/Share	Number of Shares	Ownership

Berjaya	$3 million	$.36	8,333,333	28.52%

Prime	$500,000	$.36	1,388,889	4.75%

Sabi*	$1 million	$.36	2,777,778	9.51%

Saterbo*	$500,000	$.36	1,388,889	4.75%

*	or designee

         Berjaya is the Company’s majority shareholder, representing approximately 62% of the Company’s common stock prior to the aforementioned $3.5 million cash infusion by Berjaya.

         Prime is an affiliate of Berjaya. It is 58% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is incorporated and headquartered in the Philippines.

         Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a major supplier of the Company.

         Sabi is president, chief executive officer and a director of the Company.

         Pursuant to the Confirmed Plan, on the Effective Date, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of New Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

         Under the Confirmed Plan, on the Effective Date, the 9,708,741 shares of common stock in the Company currently outstanding (the “Old Common Stock”), and any rights, options, warrants, contingent warrants, subscriptions or other agreements and contractual rights to acquire or obtain an interest in the shares of the Company, will be cancelled. The Confirmed Plan provides for each holder of Old Common Stock to receive, in respect of its shares of Old Common Stock, its ratable share of 11,175,052 shares of New Common Stock, representing 38.24% of the stock in the reorganized Company. The total number of shares of New Common Stock to be issued under the Confirmed Plan is 29,220,608. Upon the Effective Date, Berjaya (including its affiliate Prime) will own 20,829,675 shares of common stock representing 71.3% ownership in the Company.

         Under the Confirmed Plan, substantial payments will be required to be made on the Effective Date to pay administrative and other priority claims as well as amounts required to cure defaults on unexpired leases of real and personal property and executory contracts being assumed by the Company. The Company believes that its cash on hand together with the new equity infusion will provide sufficient funds to make these payments.

         As restructured under the Confirmed Plan, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended periods. The reader is referred to the Confirmed Plan, attached to this report on Form 10-K as Exhibit 2.2, for the details of repayment of the restructured indebtedness. The

Company’s ability to reorganize successfully will depend on, among other things, its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

         The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The ability of the Company to continue operations is predicated upon, among other things, consummation of the Confirmed Plan, the ability to generate cash flow from operations and the ability to obtain financing sources sufficient to satisfy future obligations. Please refer to Risk Factors and Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition for additional information.

GENERAL

         The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” The Company is currently one of the largest operators of the roadhouse-style casual dining restaurant concept in the United States.

         The Company was founded in 1992 and opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 28, 2002, there were 73 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 34 are located in Florida. Four of the restaurants outside Florida were closed subsequent to April 28, 2002. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, and three franchised locations in Las Vegas, Nevada.

         On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. (“Cremonini Group”), a leading publicly traded Italian conglomerate, specializing in the food service industry in Europe. Under the joint venture agreement, the Cremonini Group is required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the end of year 2004. In 2001 the parties extended the deadline by one year until 2005 due to issues surrounding the consumption of beef in Europe. The Company opened its first joint venture Roadhouse Grill restaurant in Milan, Italy in November 2001.

THE ROADHOUSE GRILL CONCEPT

         The Company’s primary business is the operation of full-service, casual dining restaurants targeted toward singles, couples, families and senior citizens. Roadhouse Grill restaurants offer a diverse, moderately priced lunch and dinner menu highlighting exhibition cooking of steaks and other grilled entrees. The restaurants feature daily fresh baked yeast rolls, free peanuts and certain appetizers as signature items.

         Guest satisfaction comes from a pleasant restaurant atmosphere in which high-quality food and beverages are served at competitive prices. The Company motivates its employees to provide friendly and efficient service on a consistent basis.

         The key elements that define the Roadhouse Grill concept are:

•	Premium Quality Grilled Entrees and a Diverse Menu. Roadhouse Grill restaurants offer a wide variety of steaks, chicken, seafood and other entrees, many of which are grilled in an exhibition style kitchen.

•	High Price/Value to Guests. Roadhouse Grill restaurants strive to provide a high price/value dining experience for its guests by offering a broad, moderately priced menu and serving high quality generous portions.

•	Attentive, Friendly Service. The Company believes that a distinctive, enjoyable dining experience is made possible through excellent service. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service.

•	Spacious, Open Layout. Roadhouse Grill restaurants are designed to have a fun and casual atmosphere. The interior of each restaurant is large, open and visually appealing, with exposed ceilings to help create Roadhouse Grill’s casual ambiance.

•	Broad Customer Appeal. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and, particularly, families. The Company believes that to be attractive to families, a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup. In addition, each restaurant offers a special “Kids’ Menu” featuring an assortment of entrees for approximately $2.99. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

MENU

         The Roadhouse Grill menu, which was revised and expanded on June 24, 2002, features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. The Company’s steaks are aged both before and after being cut and trimmed. The menu features over sixty items, including 13 cuts of steak ranging from 6 oz. to 18 oz. In addition to grilled selections, the new menu offers a variety of new mixed drinks, a pasta dish, seafood, a wide variety of appetizers, sandwiches, and salads, including signature items such as Roadhouse cheese wraps and a variety of desserts, most notably the “messy sundae.” Each entree is served with a choice of a house salad or Caesar salad, a choice of baked sweet potato, baked potato, home fries, French fries or rice pilaf and homemade yeast rolls. Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Prices range from $5.79 to $17.99. From 11:00 a.m. to 3:00 p.m. Monday through Friday, in addition to its full menu, each Roadhouse Grill offers a selection of 20 lunch menu items ranging from charbroiled steak salad to hand-breaded chicken strips and french fries, all prepared to order quickly and priced at $8.99 or less.

UNIT ECONOMICS

         The Company believes that Company-owned Roadhouse Grill restaurants produce attractive restaurant-level economics. The 70 Company-owned Roadhouse Grill restaurants open for the entire 52 weeks in fiscal year 2002 generated average net sales of approximately $2.1 million, average cash flow (operating income plus depreciation and amortization) of $221,304, and average operating income of $38,153. The Company’s average cash investment for these 70 restaurants was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. Restaurant-level economics are affected to the extent that the Company constructs free-standing units on Company-owned or leased land, rather than leasing existing buildings. In such cases, initial development costs are substantially greater and occupancy costs (other than depreciation) are substantially less when the Company leases existing buildings. The Company cannot predict if average unit-level economics would be altered significantly if in the future the mix of restaurants placed in leased buildings compared to free-standing buildings on Company-owned or leased land were to change materially from the Company’s current mix.

EXPANSION

         The Company opened 31 new restaurants in the United States in the past 36 months. As a result of the related developmental expenses, the Company did not generate sufficient cash flow to fund its operations. The Company’s long-term strategy is to expand the Roadhouse Grill concept in a slower and more controlled manner. The Company plans to open approximately two restaurants per year over the next five years. The Company’s focus in fiscal year 2003 will be to maximize its return on its investment in its existing restaurants in the United States and to expand the number of locations internationally.

         The Company’s ability to open new restaurants will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to: locate suitable restaurant sites; negotiate acceptable lease or purchase terms; obtain required governmental approvals and construct new restaurants in a timely manner; attract, train and retain qualified and experienced personnel and management; generate sufficient cash from operations or obtain sufficient debt or equity financing on favorable terms; and continue to operate its restaurants profitably. Due to these factors and others discussed in this report, there is no assurance that the Company will be able to continue to effectively develop or operate additional restaurants.

SITE SELECTION AND CONSTRUCTION

         The Company believes the site selection process is critical to the long-term success of any restaurant, and, accordingly, devotes significant time and effort to the investigation and evaluation of potential locations. Among the factors in the site selection process are market demographics (including population, age and median household income); traffic patterns and activity; site visibility, accessibility and parking; and proximity to residential developments, office complexes, hotels, retail establishments and entertainment areas. Another important factor is the convenience of the potential location to both lunch and dinner guests and the occupancy cost of the proposed site. The Company’s development strategy is to cluster restaurants in markets that can support them with cost-effective media advertising. In addition, the Company believes that clustering multiple units allows more efficient supervision of the restaurants.

         Corporate management of the Company determines which geographic areas may be suitable for Roadhouse Grill restaurants. Potential sites in those geographic areas are identified by Company personnel, consultants and independent real estate brokers. In connection with the Company’s evaluation, Company personnel visit and analyze each potential site.

         When the Company has developed restaurants in existing buildings, construction has taken approximately 90 to 120 days after required construction permits have been obtained. Construction of restaurants on vacant land is a longer process and has generally ranged from 120 to 180 days. The Company’s experience to date has been that obtaining construction permits has generally taken from 30 to 180 days. The Company engages outside general contractors for construction of its restaurants and expects to continue this practice for the foreseeable future.

RESTAURANT DESIGN AND LAYOUT

         The Company’s prototypical restaurant format is approximately 6,800 square feet with seating for approximately 260 guests. Facilities range in size from 5,000 to 12,000 square feet with seating for approximately 190 to 398 guests. The Company uses a standardized design in constructing restaurants, with modifications made for each particular site. The Company is assisted by outside architects in the design of individual restaurants. The Company makes its standardized design available to its franchisees and has final right of approval on the design of each franchised restaurant.

         The Company believes its restaurants have a comfortable atmosphere and are visually appealing with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. The typical interior also includes multi-level seating, a full-service bar, an exhibition grill and display kitchen. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized “Roadhouse Grill” sign. In addition to the public areas, each restaurant has a food preparation and storage area including a fully- equipped kitchen.

RESTAURANT LOCATIONS

         The following table sets forth the location of Company-owned and franchised restaurants open as of April 28, 2002.

NUMBER OF
COMPANY-OWNED RESTAURANTS IN OPERATION

Number of
Location	Restaurants

Florida	34

Georgia	9

New York	6

Louisiana	4

South Carolina	2

Alabama	2

Mississippi	3

Ohio	9

Arkansas	1

North Carolina	3

Total	73

         Note: Subsequent to April 28, 2002, four Company-owned restaurants were closed. One of these was in Louisiana, one was in Ohio, and two were in North Carolina.

NUMBER OF
FRANCHISED RESTAURANTS IN OPERATION

Number of
Location	Restaurants

Nevada	3

Malaysia	3

Brasilia, Brazil	1

Total	7

NUMBER OF
JOINT VENTURE RESTAURANTS IN OPERATION

Number of
Location	Restaurants

Milan, Italy	1

Total	1

FRANCHISE OPERATIONS

         In addition to operating Company-owned restaurants, the Company has seven franchise locations. The Company currently has four franchisees: Roadhouse Operating Company, LLC (“Roadhouse Operating”), Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”), Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”), and Brent Empreendimentos e Alimentacao Ltda. (“Roadhouse Grill Brazil”). Berjaya, the majority shareholder of the Company, directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

         The Company is currently seeking to develop additional franchising opportunities on an international basis with primary focus on development in Europe, South America, and the Caribbean . The Company will be actively seeking multi-unit franchising in the United States in the foreseeable future.

         Roadhouse Operating. Roadhouse Operating entered into an initial franchise agreement and Master Development Agreement with the Company (the “Roadhouse Operating Master Development Agreement”) in August 1995. Pursuant to the Roadhouse Operating Master Development Agreement, the Company was required to enter into a franchise agreement with Roadhouse Operating for each new franchise restaurant prior to the opening of that restaurant. Pursuant to the Roadhouse Operating Master Development Agreement, and in each case pursuant to a separate franchise agreement, Roadhouse Operating currently operates three Roadhouse Grill restaurants.

         The Roadhouse Operating Master Development Agreement provided for the exclusive development of up to five restaurants, over a period which ended October 31, 1999, in Clark County, Nevada (which includes the Las Vegas, Nevada metropolitan area). Under the Roadhouse Operating Master Development Agreement, Roadhouse Operating’s exclusive right to develop Roadhouse Grill restaurants was contingent upon it meeting the development schedule set forth in the Roadhouse Operating Master Development Agreement.

         Roadhouse Operating is obligated to pay the Company a percentage royalty fee based on gross sales. Under the Roadhouse Operating Master Development Agreement, Roadhouse Operating is not obligated to pay any area development or initial franchise fees. As of April 28, 2002, the receivable from Roadhouse Operating was approximately $143,000. Due to lack of payment, this amount has been fully reserved.

         The Company is the guarantor of equipment leases for three restaurants owned by Roadhouse Operating. Roadhouse Operating is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of April 28, 2002. Approximately $250,000 of these payments was in arrears as of April 28, 2002. The Company is currently in negotiations with the lessors and Roadhouse Operating to restructure the lease agreements and bring the payments current. Should these negotiations fail, under the guaranty the Company could be held liable to make payment to the lessors.

         Roadhouse Operating was not able to meet the development schedule under the Roadhouse Operating Master Development Agreement which expired on October 31, 1999. As of the date of this filing, the Company has taken no action to enforce compliance with the development of new restaurants required under the Roadhouse Operating Master Development Agreement.

         Roadhouse Grill Hong Kong. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong (the “Hong Kong Master Development Agreement”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the Hong Kong Master Development Agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia’s Master Development Agreement with the Company. Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for restaurants that it develops, but is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay the Company a royalty on gross sales in connection with the operation of each of its restaurants. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee, payable by the third party franchisee to Roadhouse Grill Hong Kong, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and royalty fees based on gross sales.

         As of April 28, 2002, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants, and the Company does not anticipate that Roadhouse Grill Hong Kong will develop any Roadhouse Grill restaurants in the foreseeable future.

         Roadhouse Grill Asia. In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia (the “Asia Master Development Agreement”), which is for an indefinite period and covers countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the Asia Master Development Agreement, Roadhouse Grill Asia is required to open and maintain at least 30 Roadhouse Grill restaurants during the first ten years of the Asia Master Development Agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the Asia Master Development Agreement are substantially the same as those under the Hong Kong Master Development Agreement. See Item 13 “Certain Relationships and Related Transactions.”

         Roadhouse Grill Asia currently operates three franchised Roadhouse Grill restaurants in Malaysia. The Company accrued $84,000 in royalty income from those restaurants during fiscal year 2002. As of April 28, 2002, $168,080 of the royalty receivable from Roadhouse Grill Asia has been fully reserved due to lack of payment. The remaining receivable of $86,399 is not reserved, as it will be offset by interest payable to Berjaya.

         Roadhouse Grill Asia has not met the development schedule under the Asia Master Development Agreement. As of the date of this filing, the Company has taken no action to enforce compliance with the development of new stores required under the Asia Master Development Agreement.

         Roadhouse Grill Brazil. In May 1999, the Company entered into a Master Development Agreement with Roadhouse Grill Brazil, which provides for the development and franchising of Roadhouse Grill restaurants in Brazil. Under the agreement, Roadhouse Grill Brazil is required to open and maintain at least eight Roadhouse Grill restaurants during the first ten years of the term of the agreement. Roadhouse Grill Brazil pays the Company a one-time franchise fee for each new restaurant opened and an ongoing service fee based on gross sales. Roadhouse Grill Brazil currently operates one Roadhouse Grill restaurant in Brasilia, Brazil.

JOINT VENTURE OPERATIONS

         On July 6, 2000, the Company entered into a joint venture agreement with the Cremonini Group, a publicly-traded Italian conglomerate, specializing in the food service industry in Europe. Under the joint venture agreement, Cremonini Group is required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the end of year 2004. In 2001, the parties extended the deadline by one year until 2005 due to issues surrounding the consumption of beef in Europe. The Company is not required to make any capital outlay in connection with the joint venture. In accordance with the terms of the joint venture agreement, the Company owns a 1.5% equity interest in the joint venture and has an option to purchase up to an additional 8.5% equity interest in the joint venture. In addition, the Company is entitled to royalty fees based on gross sales.

         The Company opened its first joint venture Roadhouse Grill restaurant in Milan, Italy in November 2001.

         By letter dated June 20, 2002, Cremonini notified the Company that it was immediately suspending the performance of its obligations under the joint venture agreement and ancillary agreements. The Company believes that it will be able to come to an amicable resolution of any disagreements with Cremonini. However, if the Company cannot reach an agreement with Cremonini, the Company will attempt to make arrangements with one or more other candidates to develop the Company’s restaurants in Europe. There can be no assurance that the Company will be able to make such arrangements. Further, if arrangements can be made, the terms may differ substantially from the terms of the joint venture with Cremonini.

ADVERTISING AND MARKETING

         The Company attempts to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand-awareness and increase efficiencies in its marketing efforts. The Company also utilizes radio, billboard and print advertising to promote its restaurants and build brand-awareness. The Company’s motto is: “Roadhouse Grill...Eat, Drink and be Yourself.” The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. For fiscal year 2002, advertising and marketing expense relating to Roadhouse Grill restaurants amounted to approximately 1.6% of total revenues.

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

         Roadhouse Grill restaurants generally operate with a general manager, a dining room manager, a kitchen manager and one or two assistant managers depending upon volume. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with Company standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 65 employees. The Company currently employs seven directors of operations, each of whom is responsible for six to 13 restaurants.

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

         The development and success of the Company’s restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. The Company’s inability to recruit and retain high-quality personnel may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect the Company’s results of operations or business. Competition for qualified employees could require the Company to pay higher wages to attract sufficient qualified employees which could result in higher labor costs.

         Purchasing. To better insure uniform quality and obtain competitive prices, the Company contracts centrally for most restaurant food products and other supplies. Individual restaurants decide the amount of each item they require and place orders directly with the Company’s distributors several times a week. Managers also arrange for dairy and produce items to be provided by local vendors that meet the Company’s quality standards. Corporate management closely monitors prices and other supply contract terms for locally and centrally contracted items. Because of the volume of its aggregate orders and the volume of supplies delivered to each individual restaurant, the Company believes that it is able to obtain favorable prices for its supplies.

         The Company’s profitability is dependent in large measure on its ability to anticipate and react to changes in food and supply costs. Various factors beyond the Company’s control, including climatic changes and government regulations, may affect food costs. Specifically, the Company’s dependence on frequent, timely deliveries of beef, poultry, seafood and produce subjects it to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. The failure to react to these increases could materially and adversely affect the Company’s business and result of operations. In addition, during fiscal year 2002, the Company purchased approximately 66% of its food and other restaurant supplies from two distributors. The Company’s dependence on a small number of suppliers subjects it to the risk of possible shortages or interruptions in supply if any of these distributors is not able to provide food and supplies to the Company’s restaurants in a timely manner.

         Hours of Operation. The Company’s Roadhouse Grill restaurants are open seven days a week, typically from 11:00 a.m. to 10:00 p.m. Sunday through Thursday and from 11:00 a.m. to 11:00 p.m. on Friday and Saturday.

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

RESTAURANT INDUSTRY AND COMPETITION

         The restaurant industry is highly competitive. The Company competes with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to that of the Company. A number of competitors have been in existence longer than the Company and have substantially greater financial, marketing and other resources and wider geographical diversity than the Company. The entrance of new competitors into the Company’s market areas or the expansion of operations by existing competitors could have a material adverse effect on the Company’s results of operations and financial condition. There is no assurance that the Company will be able to compete successfully in the markets in which it operates. In addition, the Company competes with other restaurant companies and retailers for sites, labor and, in many cases, customers. The Company believes that the key competitive factors in the restaurant industry are quality of food and service, price, location and concept. To the extent that one or more of its competitors becomes more successful with respect to any of the key competitive factors, the Company’s business could be adversely affected.

         The restaurant industry has few non-economic barriers to entry and is affected by changes in consumer tastes as well as national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. Dependence on fresh meats and produce also subjects restaurant companies to the risk that shortages or interruptions of supply could adversely affect the availability, quality or cost of ingredients. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of qualified management and hourly employees also may adversely affect the restaurant industry generally and the Company’s restaurants in particular. The Company’s significant investment in and long-term commitment to each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. The Company’s continued success is dependent to a large extent on its reputation for providing high quality and value and this reputation may be affected not only by performance of Company-owned restaurants but also by the performance of franchisee-owned restaurants over which the Company has limited control.

SEASONALITY

         The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 73 restaurants owned and operated by the Company as of April 28, 2002, and of the 69 restaurants currently owned and operated, 34 are located in residential areas in Florida. The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company’s results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida.

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

         The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Legislative proposals are introduced by governmental authorities from time to time that would, if enacted, have a material adverse effect on the Company’s business by increasing the Company’s operating costs. Material increases in unemployment tax rates, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect the Company’s business. There is no assurance that the Company would be able to pass such increased costs on to its guests or that, if it were able to do so, it could do so in a short period of time.

         Sale of alcoholic beverages account for approximately 10% of the Company’s revenues. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of the Company’s restaurants, including minimum age of patrons consuming, and employees serving, alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. The Company is also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance.

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

EMPLOYEES

         At April 28, 2002, the Company employed approximately 4,716 persons, of whom 4,395 were restaurant employees, 278 were restaurant management and supervisory personnel, and 43 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. No Company employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are generally satisfactory.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

         The Company believes that its rights in trademarks, service marks and trade dress are important to its marketing efforts. Roadhouse Grill has registered the “Roadhouse Grill” service mark, the “Cowboy Jim and rocking chair” design and the slogan “Good Food and a Smile . . . That’s Roadhouse Style” with the U.S. Patent and Trademark Office. The Company currently has registered the “Roadhouse Grill” service mark in Europe and Malaysia and has been approved for registration in Canada. Roadhouse Grill has certain foreign trademarks in various stages of the registration process; however, the Company has temporarily ceased the registration process in several countries and will resume such process on a case-by-case basis in certain of those countries in the near future.

         The Company believes that its trademarks and service marks have significant value and are essential to the Company’s ability to create demand for and awareness of its restaurants. There can be no assurance, however, that the Company’s marks would be upheld if challenged or that the Company would not be prevented from using its marks. The Company also relies on trade secrets and proprietary know-how. The Company employs various methods to protect its concepts and recipes. However, these methods may not completely protect the Company.

RISK FACTORS

THE COMPANY IS IN THE PROCESS OF EMERGING FROM BANKRUPTCY AND THERE CAN BE NO ASSURANCE THAT IT CAN REORGANIZE SUCCESSFULLY

         The Confirmed Plan is scheduled to become effective on or before September 30, 2002. Under the Confirmed Plan, substantial payments will be required to be made on the Effective Date to pay administrative and other priority claims as well as amounts required to cure defaults on unexpired leases of real and personal property and executory contracts being assumed by the Company. The amount to be paid by the end of fiscal year 2003 includes approximately $4.3 million principal and $2.2 million interest, subject to certain claims which are in negotiations subject to the Court’s final ruling. The Company believes that its cash on hand together with the new equity infusion will provide sufficient funds to make these payments. As restructured under the Confirmed Plan, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended periods. The Company’s ability to reorganize successfully will depend on, among other things, its ability to meet future payment obligations over the extended periods. There can be no assurance that the future profits of the Company will be sufficient to fund these obligations.

THE BANKRUPTCY MAY HAVE CREATED A NEGATIVE IMAGE OF THE COMPANY.

         The effect, if any, which the Company’s bankruptcy proceedings may have on its future operations cannot be accurately predicted or quantified. The Company believes that its bankruptcy and consummation of the Confirmed Plan will not have a material impact on its relationships with its customers, employees and suppliers. Nevertheless, there could be a detrimental impact on future sales and patronage because of the negative image of the Company that may have been created by its bankruptcy.

OWNERSHIP OF APPROXIMATELY 71% OF THE COMPANY’S OUTSTANDING COMMON STOCK BY ONE SHAREHOLDER WILL LIMIT OTHER SHAREHOLDERS’ ABILITY TO INFLUENCE CORPORATE MATTERS.

         At April 28, 2002, Berjaya beneficially owned, directly or indirectly, approximately 62% of the Company’s outstanding common stock. Under the Confirmed Plan, Berjaya will acquire additional shares, resulting in a total ownership of approximately 71%. As a result, Berjaya will be able to control major decisions of corporate policy, elect the Company’s entire board of directors and determine the outcome of any major transaction or other matters submitted to the Company’s shareholders, including potential mergers or acquisitions, and amendments to the Company’s articles of incorporation. Shareholders other than Berjaya are therefore likely to have little or no influence on decisions regarding such matters. Third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

THE COMPANY’S COMMON STOCK HAS BEEN DELISTED, AND INVESTORS MAY FIND IT MORE DIFFICULT TO SELL THE COMPANY’S COMMON STOCK.

         On April 24, 2002, the Company received notification from The Nasdaq Stock Market that the Company’s common stock would be delisted at the opening of business on May 2, 2002, unless the Company requested a hearing to appeal the determination in accordance with Nasdaq rules. Nasdaq’s delisting notification was based on the Company’s filing for protection under Chapter 11 of the U.S. Bankruptcy Code, the Company’s failure to meet the independent director and audit committee requirements for continued listing pursuant to Marketplace Rules 4350(c) and 4350(d)(2), and The Nasdaq Stock Market’s concerns about the Company’s ability to sustain compliance with all requirements for continued listing on The Nasdaq Stock Market. The Company did not request a hearing to appeal the determination. Accordingly, its common stock was delisted at the opening of business on May 2, 2002. As a result of its delisting, the Company’s common stock is currently quoted on the Pink Sheets.

         The fact that the Company’s common stock is not listed is likely to make trading its shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. It may also make it more difficult for the Company to raise additional capital. An investor may find it more difficult to sell the Company’s common stock or to obtain accurate quotations of the share price of its common stock. Management has not determined when or whether it will apply again for listing on a Nasdaq market.

         The Company is also subject to an SEC rule concerning the trading of so-called penny stocks. Under this rule, broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser’s written consent to the transaction prior to the sale. This rule may deter broker-dealers from recommending or selling the Company’s stock, which may negatively affect the liquidity of the Company’s stock.

THE SEC IS CONDUCTING AN INFORMAL INVESTIGATION OF THE COMPANY AND THE OUTCOME OF THE INVESTIGATION CANNOT BE DETERMINED.

         On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so. The outcome of the SEC inquiry cannot be determined as of the date of this filing.

THE COMPANY HAS EXPERIENCED RECENT LOSSES AND CASH FLOW PROBLEMS.

         The Company opened 31 new restaurants in the past 36 months. As a result of the related development expenses, the Company did not generate sufficient cash flow to fund its operations. In addition, the Company has also experienced recent losses and cash flow problems. There can be no assurance that the Company will be able to achieve and sustain sufficient positive cash flow to support operations or expansion.

SUBSTANTIALLY ALL OF THE COMPANY’S ASSETS ARE PLEDGED.

         Under the Confirmed Plan, substantially all of the Company’s assets will be pledged as security for loans.

THE COMPANY MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY EXPAND ITS RESTAURANT OPERATIONS.

         The Company expects to open two restaurants in fiscal year 2003. The Company’s ability to expand successfully will depend on a number of factors, including:

•	Identification and availability of suitable locations;

•	Competition for restaurant sites;

•	Negotiation of favorable lease arrangements;

•	Timely development of commercial, residential, street or highway construction near its restaurants;

•	Management of the costs of construction and development of new restaurants;

•	Securing required governmental approvals and permits;

•	Recruitment of qualified operating personnel, particularly managers and chefs;

•	Weather conditions; and

•	Competition in new markets.

         The opening of additional restaurants will depend in part upon the Company’s ability to generate sufficient funds from operations or to obtain sufficient equity or debt financing on favorable terms to support its expansion. The Company may require additional debt or equity financing to continue to open new restaurants. The Company cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If the Company is unable to obtain additional funds in a timely manner or on acceptable terms, it may have to curtail or suspend the expansion of its operations, which could lead to overall lower revenues and adversely effect the Company’s financial results and prospects. If adequate funds are not available on acceptable terms, the Company may not be able to fund its expansion or respond to competitive pressures.

         The Company may not be able to open its planned new operations on a timely basis, if ever, and, if opened, these restaurants may not be operated profitably. The Company expects to experience delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on the Company’s business, financial condition, results of operations or cash flows.

THE COMPANY’S UNFAMILIARITY WITH NEW MARKETS MAY PRESENT RISKS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FUTURE GROWTH AND PROFITABILITY.

         The Company’s growth strategy depends on its ability to successfully expand its Roadhouse Grill brand into new markets in which it has no operating experience. Historically, new restaurants opened in expanded markets generally take about 15 to 36 months to achieve expected Company-wide targeted levels of performance. This is due to higher operating costs caused by temporary inefficiencies typically associated with expanding into new regions and opening new restaurants, such as lack of market awareness and acceptance and unavailability of experienced staff. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns than the Company’s existing markets, which may cause the Company’s restaurants in these new markets to be less successful than the Company’s restaurants in its existing markets. As a result, the Company’s continued expansion may result in an increase in operating costs. There can be no assurance that restaurants in new markets will be successful.

IMPLEMENTING THE COMPANY’S LONG TERM GROWTH STRATEGY MAY STRAIN ITS MANAGEMENT RESOURCES AND NEGATIVELY IMPACT ITS COMPETITIVE POSITION.

         The Company’s growth strategy may strain its management, financial and other resources. The Company must maintain a high level of quality and service at its existing and future restaurants, continue to enhance its operational, financial and management capabilities and locate, hire, train and retain experienced and dedicated operating personnel, particularly managers and chefs. The Company may not be able to effectively manage these and other factors necessary to permit it to achieve its expansion objectives, and any failure to do so could negatively impact its competitive position.

THE COMPANY’S PROFITABILITY IS DEPENDENT IN LARGE MEASURE ON FOOD AND SUPPLY COSTS WHICH ARE NOT WITHIN THE COMPANY’S CONTROL

         The Company’s profitability is dependent in large measure on its ability to anticipate and react to changes in food and supply costs. Various factors beyond the Company’s control, including climatic changes and government regulations, may affect food costs. Specifically, the Company’s dependence on frequent, timely deliveries of beef, poultry, seafood and produce subjects it to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. While the Company has been able to anticipate and react to increasing food costs through purchasing practices, menu changes and price adjustments in the past, there can be no assurance that the Company will be able to do so in the future. The failure to react to these increases could materially and adversely affect the Company’s business and result of operations.

THE COMPANY’S OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER DUE TO VARIOUS FACTORS BEYOND ITS CONTROL, INCLUDING SEASONALITY.

         The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 73 restaurants owned and operated by the Company as of April 28, 2002, 34 are located in residential areas in Florida. Four of the restaurants outside Florida were closed subsequent to April 28, 2002.

         The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company’s results of operations have been and may continue to be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. Also, adverse publicity in Florida relating to Roadhouse Grill restaurants could have a more pronounced effect on the Company’s results of operations than might be the case if its restaurants were broadly dispersed geographically. Although the Company has expanded its operations in other geographic markets, to, among other things, offset some of the effects on its operating results due to its concentration in the Florida market, there can be no assurance that the Company’s restaurants outside of the Florida area will be successful and have a positive effect on the seasonal nature of its operating results. Because of the seasonality of the Company’s business, its results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

         In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	the amount of sales contributed by new and existing restaurants;

•	labor costs for the Company’s personnel;

•	the Company’s ability to achieve and sustain profitability on a quarterly or annual basis;

•	consumer confidence and changes in consumer preferences;

•	health concerns, including adverse publicity concerning food-related illness;

•	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and

•	economic conditions generally and in each of the markets in which the Company is located.

         In addition, the Company has experienced variability in the amount and percentage of revenues attributable to preopening expenses. The Company typically incurs the most significant portion of preopening expenses associated with a given restaurant within the two months immediately preceding and the month of the opening of the restaurant. The Company’s experience to date has been that labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than those expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses and labor and operating costs. Therefore, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year, and, from time to time in the future, the Company’s results of operations may be below the expectations of public market analysts and investors.

INTENSE COMPETITION IN THE RESTAURANT INDUSTRY COULD PREVENT THE COMPANY FROM INCREASING OR SUSTAINING ITS REVENUES AND PROFITABILITY.

         The restaurant industry, particularly the full-service casual dining segment, is highly competitive. The Company competes with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to that of the Company. The Company competes in the areas of price, service, location, concept and food quality, including taste, freshness, and nutritional value.

         The Company has numerous well-established competitors, some of which dominate the industry. These competitors possess substantially greater financial, marketing, personnel and other resources than the Company. Many of the Company’s competitors have achieved significant national, regional and local brand name and product recognition. The Company also engages in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the Company competes with other restaurant companies and retailers for sites, labor and, in many cases, customers.

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

         The restaurant business is often affected by changes in:

•	Consumer tastes;

•	National, regional or local economic conditions;

•	Demographic trends;

•	Consumer confidence in the economy;

•	Discretionary spending priorities;

•	Weather conditions;

•	Tourist travel;

•	Traffic patterns; and

•	The type, number and location of competing restaurants.

         Changes in these factors could prevent the Company from increasing or sustaining its revenues and profitability and result in a material adverse effect on its business, financial condition, results of operations or cash flows.

THE COMPANY IS DEPENDENT UPON SUPPLY AND QUALITY OF FOOD PRODUCTS

         The success of the Company’s restaurants depends upon frequent deliveries of food products. The Company is routinely exposed to the risks that shortages or interruptions in supply can occur and adversely affect the availability, quality and cost of these critical food products. Regional weather conditions may also adversely affect product supply and quality. In the recent past, certain types of steak products and seafood have experienced fluctuations in supply availability. The Company has not experienced significant difficulty in obtaining adequate supplies of food products on a timely basis. However, there can be no assurance that in the future inadequate supplies of food products, especially steak products, might not have a materially adverse effect on the Company’s operations and profitability.

THE COMPANY IS AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES WHICH CAN CAUSE GUESTS TO AVOID ITS RESTAURANTS AND WHICH CAN RESULT IN LIABILITIES.

         Health concerns, including adverse publicity concerning food-related illness, although not specifically related to the Company’s restaurants, could cause guests to avoid its restaurants which would have a negative impact on its sales. The Company may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on its business and results of operations. The Company may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are true or whether the Company is ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on the Company’s business, competitive position and results of operations.

THE COMPANY COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS, AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

         The development and success of the Company’s restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. The Company’s inability to recruit and retain such individuals may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect the Company’s results of operations or business. In addition, the Company’s success depends in part upon its ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could cause the Company’s business and results of operations to suffer. Also, competition for qualified employees could require the Company to pay higher wages to attract sufficient qualified employees which could result in higher labor costs.

INCREASES IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS AND FINANCIAL RESULTS.

         A number of the Company’s employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. Any minimum wage increase may have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

THE COMPANY IS DEPENDENT UPON ITS CHIEF EXECUTIVE OFFICER AND OTHER KEY EMPLOYEES.

         The Company believes that the development of its business has been, and will continue to be, dependent on Ayman Sabi, its Chief Executive Officer, and other key executive employees. The loss of Mr. Sabi’s services could have a material adverse effect on the Company’s business, and there can be no assurance that an adequate replacement could be found for Mr. Sabi in the event of his unavailability. The Company’s continued growth will further depend on its ability to attract and retain additional skilled senior management personnel, including, but not limited to, senior operations personnel.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD HARM THE COMPANY’S BUSINESS AND REPUTATION.

         The Company is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to:

•	the environment;

•	building construction;

•	zoning requirements; and

•	the preparation and sale of food and alcoholic beverages.

         The Company’s facilities are licensed and subject to regulation under state and local fire, health and safety codes. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Various federal and state labor laws govern the Company’s operations and its relationship with its employees, including minimum wage, overtime, safety and working conditions, fringe benefit and citizenship requirements. In particular, the Company is subject to the regulations of the Immigration and Naturalization Service (INS). Given the location of many of the Company’s restaurants, even if the Company operates those restaurants in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in the Company’s work force. Material increases in unemployment tax rates, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect the Company’s business.

         Sales of alcoholic beverages account for approximately 10% of the Company’s revenues. The Company is required to comply with the alcohol licensing requirements of the various government agencies, including states and municipalities where the Company’s restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If the Company fails to comply with federal, state or local regulations its licenses may be revoked and it may be forced to terminate the sale of alcoholic beverages at one or more of its restaurants.

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

         The Company is also subject in certain states to “dram-shop” statutes which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on the Company’s results of operations and financial condition.

         In connection with the Company’s franchise operations, it is required to comply with Federal Trade Commission and state laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises.

         Failure to comply with the regulations described above could negatively impact the Company’s business and reputation.

THE COMPANY’S BOARD OF DIRECTORS MAY ISSUE SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL.

         The Company’s articles of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with rights and preferences that may be determined from time to time by the Company’s Board of Directors. Such preferred stock could adversely affect the voting power or other rights of the holders of outstanding shares of the Company’s Common Stock. In addition, the issuance of shares of preferred stock may have the effect of rendering more difficult, or discouraging, an acquisition or change in control of the Company. Although the Company does not have any current plans to issue any series or shares of preferred stock, it may do so in the future.

ITEM 2. PROPERTIES

         As of April 28, 2002, all but 16 of the Company’s restaurants were located in leased space. However, three of those restaurants were closed as a result of the Company’s restructuring. Initial lease expirations range from five to 20 years, with the majority of the leases providing renewal options extending the lease term. All of the Company’s leases provide for a minimum annual rent, and several leases call for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases, which require the Company to pay the costs of insurance, taxes and a portion of the lessors’ operating costs. The Company believes its facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for the present business needs of the Company.

         The Company owns a 30,000 square foot office building in Pompano Beach, Florida. The Company relocated its corporate headquarters to this facility in October 1999. The Company occupies approximately 17,000 square feet of the new facility and has leased the remaining 13,000 square feet for a three-year period ending in January 2004.

ITEM 3. LEGAL PROCEEDINGS

BANKRUPTCY

Please refer to ITEM 1, BUSINESS, PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE, for a complete discussion of bankruptcy proceedings.

         CLASS ACTION SUIT

As a result of a review of its accounting records, the Company, in August 2001, restated its previously reported, audited financial statements for the fiscal years ended April 30, 2000, and April 25, 1999, and the related, unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended July 30, 2000, October 29, 2000, and January 28, 2001. In connection with the restatement, the Company filed amended Form 10-Ks for fiscal years 2000 and 1999, and amended Form 10-Qs for the fiscal 2001, 2000 and 1999 quarters containing the restated financial statements.

The restatement occurred because of a determination by the Company that certain operating expenses were more appropriately attributable to fiscal 2000 and 1999 than later periods. The restatement resulted in a decrease in net income for fiscal 2000 and 1999, and the related quarterly periods, and an increase in net income for the quarters ended July 30, 2000, October 29, 2000, and January 28, 2001.

On April 10, 2002, a purported class action complaint alleging violations of federal securities laws was filed in the United States District Court for the Southern District of Florida against the Company, the chairman of the Company’s board of directors, and the Company’s president and chief executive officer. This action (the “Action”) is styled: Sears v. Roadhouse Grill, Inc, et al., Case No. 02-CV-60493.

The Action purports to be brought on behalf of all purchasers of the stock of the Company between August 31, 1998, and August 1, 2001, with certain exclusions, and appears to be based principally if not solely on the fact that certain financial statements have been restated as described above. The Company believes there is no merit to the Action. The Company further believes that, under section 510(b) of the Bankruptcy Code, even if claims of the type asserted in the Action are allowed, they will be subordinated, in the Chapter 11 Case, to the claims of all creditors of the Company. Accordingly, such claims are treated under the Reorganization Plan as subordinate to the claims of all creditors. To the extent, if any, such claims are allowed, they will share in the distribution of stock in Reorganized Roadhouse Grill with the Holders of the Old Common Stock, and will not dilute the recoveries of Roadhouse Grill’s creditors. The Company believes there is no merit to the Action.

As the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on April 16, 2002, any claims in this Action should have been filed by the plaintiffs with the United States Bankruptcy Court for the Southern District of Florida (“the Court”). If the plaintiffs had filed a claim with the Court, their claim against the Company would have been subordinated to the claims of all creditors of the Company. However, no claim against the Company was filed during the bankruptcy proceedings. Therefore, based on discussions with counsel, it is the Company’s expectation that the case against the Company will be dismissed. However, this would not carry over to the individuals who are named as defendants. Should the Action brought by the plaintiffs not be dismissed, the plaintiffs will share in the distribution of stock in Reorganized Roadhouse Grill with the Holders of the Old Common Stock, and will not dilute the recoveries of Roadhouse Grill’s creditors.

The Company believes that the individual defendants are covered, with respect to the claims asserted in the Action, by the Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Co. of Pittsburgh, Pa. The policy provides directors and officers liability coverage and corporate securities coverage. It has aggregate limits of $5,000,000 and a self-insured retention for securities claims of $250,000. With respect to the case against the defendants, the Company will indemnify the individual defendants.

         OTHER

The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, in the opinion of the Company, based on review by legal counsel, any resulting liability will not have a material adverse effect on the Company’s financial position or results of operations or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no maters submitted for a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         As of April 28, 2002, the Company’s authorized and issued common equity consisted of 9,708,741 shares of common stock, par value $.03 per share. The Company’s common stock has traded on the Pink Sheets under the Symbol “GRLLQ” since May 2, 2002. Prior to that, the Company’s common stock traded under the symbol “GRLL” on the Nasdaq National Market from the Company’s initial public offering on November 26, 1996 to May 2, 2002 when the stock was delisted.

         The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq National Market:

	HIGH($)	LOW($)

FISCAL 2001

First Quarter	6.19	4.00

Second Quarter	5.44	2.44

Third Quarter	2.84	1.09

Fourth Quarter	1.75	1.22

FISCAL 2002
First Quarter	1.72	1.10

Second Quarter	1.35	0.25

Third Quarter	0.55	0.28

Fourth Quarter	0.35	0.24

DIVIDEND POLICY

         The Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future, as the current policy of the Company’s Board of Directors is to retain all earnings to support operations and finance expansion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company’s earnings, operations, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors.

SHAREHOLDERS

         As of September 24, 2002, there were 80 shareholders of record of the Company’s common stock. A portion of the Company’s outstanding common stock is held of record in broker “street name” for the benefit of individual investors.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth for the periods and the dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

					(Unaudited)
STATEMENT OF OPERATIONS DATA:	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999	Fiscal 1998

($ IN THOUSANDS, EXCEPT SHARE DATA)

Total revenues	$158,982	$168,055	$148,897	$121,067	$100,508

Cost of Restaurant Sales:

Food and beverage	55,066	59,112	50,268	40,606	34,002

Labor and benefits	51,817	54,059	43,512	33,969	29,232

Occupancy and other	37,580	39,269	30,067	23,089	19,001

Pre-opening expenses	477	2,481	2,387	1,318	1,822

Total cost of restaurant sales	144,940	154,921	126,234	98,982	84,057

Depreciation and amortization	8,991	10,297	8,560	7,351	5,672

General and administrative expenses	9,106	10,954	8,241	6,766	6,645

Impairment of long-lived assets	7,507	3,066	—	—	1,120

Restructuring Charges	5,086	—	—	—	—

Reorganization Items	876	—	—	—	—

Total operating expenses	176,506	179,238	143,035	113,099	97,494

Operating (loss) income	(17,524)	(11,183)	5,862	7,968	3,014

Other (expense) income:

Interest expense, net	(3,810)	(3,655)	(2,301)	(2,210)	(1,924)

Equity in loss of affiliates	—	—	—	(3)	90

Other, net	(60)	800	—	—	(611)

Total other expense	(3,870)	(2,855)	(2,301)	(2,213)	(2,445)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(21,394)	(14,038)	3,561	5,755	569

Income tax expense	49	1,818	78	47	216

(Loss) income before cumulative change in accounting principle	(21,443)	(15,856)	3,483	5,708	353

Cumulative effect of change in accounting principle (net of tax benefit of $248)	—	—	(877)	—	--

Net (loss) income	($21,443)	($15,856)	$2,606	$5,708	$353

					(Unaudited)
STATEMENT OF OPERATIONS DATA:	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999	Fiscal 1998

Basic net income (loss) per common share

Basic income before cumulative effect of change in accounting principle	($2.21)	($1.63)	$0.36	$0.60	$0.04

Cumulative effect of change in accounting principle	—	—	(0.09)	—	—

Basic net income (loss) per common share:	($2.21)	($1.63)	$0.27	$0.60	$0.04

Diluted net income (loss) per common share:

Diluted income before cumulative effect of change in accounting principle	($2.21)	($1.63)	$0.36	$0.59	$0.04

Cumulative effect of change in accounting principle	—	—	(0.09)	—	—

Diluted net income (loss) per common share	($2.21)	($1.63)	$0.27	$0.59	$0.04

Weighted average common shares outstanding	9,708,741	9,708,741	9,708,741	9,536,631	9,305,408

Weighted average common shares and share equivalents outstanding assuming dilution	9,708,741	9,708,741	9,792,019	9,668,469	9,315,139

					(Unaudited)
BALANCE SHEET DATA:	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999	Fiscal 1998

($ IN THOUSANDS, EXCEPT SHARE DATA)

Working capital (deficit) *	(3,270)	($47,803)	($17,111)	($6,401)	($6,020)

Total assets	83,354	100,328	104,414	90,972	80,036

Liabilities subject to compromise – Pre-petition	54,757	—	—	—	—

Liabilities subject to compromise – GAP	2,181	—	—	—	—

Long-term debt and due to related parties, including current portion *	—	36,513	25,661	19,505	19,095

Obligations under capital lease, including current portion *	—	5,742	6,479	11,933	7,542

Total shareholders’ equity	$15,528	$36,971	$52,827	$50,221	$42,998

*	Note, for fiscal year 2002, working capital, long term debt, and current ratio do not include liabilities classified as subject to compromise.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of April 28, 2002, there were 73 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 34 are located in Florida. Four of the restaurants outside of Florida were closed subsequent to April 28, 2002. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, three franchised locations in Las Vegas, Nevada and one joint venture location in Milan, Italy.

REVENUES

         The Company’s revenues are derived primarily from the sale of food and beverages. In fiscal year 2002, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales in fiscal year 2002. Franchise and management fees during fiscal year 2002 accounted for less than 1% of the Company’s total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

         In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 (“SOP 98-5”), “Reporting on the Costs of Start-Up Activities.” SOP 98-5 defines start-up activities broadly (including organizational costs) and requires that the cost of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. In previous years, the Company’s accounting policy was to capitalize pre-opening costs and amortize them over a one-year period. Pre-opening costs consist of direct costs related to hiring and training the initial work force and other direct costs associated with opening a new restaurant. The Company adopted SOP 98-5 during the first quarter of fiscal year 2000. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle at the beginning of the first quarter of fiscal year 2000. The cumulative effect of the change was $877,000, net of taxes. Thereafter, all such costs have been expensed as incurred and are included in “pre-opening expenses” within the accompanying statements of operations. During fiscal year 2002, pre-opening costs incurred in connection with the opening of three Company owned restaurants averaged approximately $158,900.

         The Company’s new restaurants can be expected to generate above-average sales during the initial weeks that the restaurant is open, commonly referred to as the “honeymoon” period. As the restaurant is open longer, sales generally decline after initial trial by guests. There is no assurance that a new Roadhouse Grill restaurant will attain the average unit volume that has been the Company’s historical experience. Furthermore, costs during the first several months of operation can be expected to be higher than the Company’s average costs, primarily cost of food and beverage sales and labor costs. There is no assurance that these costs will decline as the restaurant matures or that it will attain average costs.

         The average cash investment of the 70 Company-owned Roadhouse Grill restaurants open the entire 52 weeks in fiscal year 2002 was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 13 restaurant sites owned by the Company was approximately $892,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $208,000. The Company expects that the average cash investment required to open the two Company owned restaurants under construction or development as of April 28, 2002, excluding land and pre-opening costs, will be approximately $0.8 million.

         During second and fourth quarters of 2002 the Company recognized impairment losses of $2.8 million and $4.7 million, respectively, for the write-down of assets at 18 Company-owned restaurants at which operations had ceased or would be ceased. The Company closed 13 of the restaurants by the end of fiscal year 2002. Four of the remaining restaurants were closed subsequent to April 28, 2002.

Critical Accounting Policies

         Roadhouse Grill’s accounting policies are more fully described in Note A of Notes to Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

         The most significant accounting estimates inherent in the preparation of Roadhouse Grill’s financial statements include estimates associated with management’s evaluation of the recoverability of goodwill as well as those used in the determination of liabilities related to warranty activity, litigation, product liability, product recall, taxation and repositioning. In addition, significant estimates form the bases for the Company’s reserves with respect to sales and pricing allowances, collectibility of accounts receivable, inventory valuations and certain benefits provided to current employees. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. Roadhouse Grill constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

         See “New Accounting Pronouncements” below for information regarding the effects of the adoption of SFAS 142, “Goodwill and Other Intangible Assets”, which could be material.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	STATEMENTS OF OPERATIONS DATA:
	Fiscal	Fiscal	Fiscal
	2002	2001	2000

Total revenues	100.0%	100.0%	100.0%

Cost of Company restaurant sales:

Food and beverage	34.6	35.2	33.8

Labor and benefits	32.6	32.2	29.2

Occupancy and other	23.7	23.4	20.2

Pre-opening expenses	0.3	1.5	1.6

Total cost of Company restaurant sales	91.2	92.3	84.8

Depreciation and amortization	5.7	6.1	5.7

General and administrative expenses	5.7	6.5	5.5

Impairment of long-lived assets	4.7	1.8	—

Restructuring Charges	3.2	—	—

Reorganization items	0.6	—	—

Total operating expenses	111.1	(106.7)	96.0

Operating (loss) income	(11.1)	(6.7)	4.0

Total other (expense)	(2.4)	(1.7)	(1.5)

(Loss) income before taxes and cumulative Effect of change in accounting principle	(13.5)	(8.4)	2.5

Income tax expense	0.0	1.1	0.1

(Loss) income before cumulative effect of Change in accounting principle	(13.5)	(9.5)	2.4

Cumulative effect of change in accounting Principle (net of tax benefit of $248)	—	—	0.6

Net (loss) income	(13.5)%	(9.5)%	1.8%

RESTAURANT DATA:

Company-owned restaurants:

Beginning of period	83	72	55

Opened	3	11	17

Closed	(13)	0	0

End of period	73	83	72

Franchised restaurants	7	7	3

Licensed restaurants	0	0	0

Joint Venture	1	0	0

Total restaurants	81	90	75

FIFTY-TWO WEEKS ENDED APRIL 28, 2002 (“FISCAL YEAR 2002”) COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 29, 2001 (“FISCAL YEAR 2001”)

         Total revenues. Total revenues decreased $9.1 million, or 5.4%, from $168.1 million for fiscal year 2001 to $159.0 million for fiscal year 2002. This decrease is primarily attributable to the 13 unprofitable restaurants in fiscal year 2002. Sales at comparable stores for fiscal year 2002 decreased 4.5% compared with sales for fiscal year 2001. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in fiscal year 2002 as compared to fiscal year 2001 and partially attributable to the decline in the economy, particularly after the events of September 11, 2001. The Company spent 1.6% of revenue on marketing expense in fiscal year 2002 versus 2.5% in fiscal year 2001. A restaurant is considered comparable after its first 18 months of operation.

         Food and beverage. Food and beverage costs decreased $4.0 million to $55.1 million, or 6.7%, for fiscal year 2002 from $59.1 million for fiscal year 2001. This decrease is primarily attributable to the closing of 13 unprofitable restaurants in fiscal year 2002. As a percentage of sales, food and beverage costs decreased by 0.6% to 34.6% for fiscal year 2002 from 35.2% for fiscal year 2001. The decrease as a percentage of revenue can be attributed to the Company changing to a new food distribution company with lower prices.

         Labor and benefits. Labor and benefits costs decreased $2.3 million, or 4.1%, to $51.8 million for fiscal year 2002 from $54.1 million for fiscal year 2001. The decrease is primarily due to the closing of 13 unprofitable restaurants in fiscal year 2002. As a percentage of sales, labor and benefits costs increased 0.4% to 32.6% for fiscal year 2002 from 32.2% for fiscal year 2001. This increase is due to the fixed nature of management salaries.

         Occupancy and other. Occupancy and other costs decreased $1.7 million, or 4.3%, to $37.6 million for fiscal year 2002 from $39.3 million for fiscal year 2001. As a percentage of sales, occupancy and other was 23.7% for fiscal year 2002 versus 23.4% for fiscal year 2001. The decrease in dollars is primarily due to reduced advertising expenditures. The increase as a percentage of sales is due to the fixed components such as rent expense.

         Pre-opening expenses. Pre-opening expenses decreased $2.0 million, or 80.0%, to $0.5 million in fiscal year 2002 from $2.5 million in fiscal year 2001. The decrease is due to the opening of only three restaurants in fiscal year 2002 compared to the opening of 11 restaurants in fiscal year 2001.

         Depreciation and amortization. Depreciation and amortization decreased $1.3 million, or 11.8%, to $9.0 million for fiscal year 2002 from $10.3 million for fiscal year 2001. The decrease is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants and due to equipment at some older restaurants becoming fully depreciated.

         General and administrative and Reorganization Items. General and administrative costs including reorganization decreased $1.9 million, or 4.5%, to $9.1 million for fiscal year 2002 versus $11.0 million for fiscal year 2001. As a percentage of sales, general and administrative costs decreased 0.8% from 6.5% for fiscal year 2001 to 5.7% for fiscal year 2002. The decrease, both in dollars and as a percentage of sales, is the result of the Company’s reduction in corporate overhead and the consolidation of field management personnel, net of increased expenses for reorganization items. Reorganization items occurred in fiscal year 2002 only and represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amounts for reorganization items in general and administrative expenses is $876,207, which represents amounts incurred for legal, professional, and consulting services.

         Asset Impairment. The Company recorded a $7.5 million charge in fiscal year 2002 compared to $3.1 million in fiscal year 2001. The asset impairment charge in fiscal year 2002 is related to 13 stores the Company closed in fiscal year 2002 and the write down of assets of four stores closed subsequent to year end. The asset impairment charge taken in fiscal year 2001 was due to the impairment of assets at four of the 13 stores closed in fiscal year 2002. The asset impairment charge in both years is based on SFAS No. 121 (Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of).

         Total other expense. Total other expense increased $1.0 million, or 30.0%, to $3.9 million for fiscal year 2002 from $2.9 million for fiscal year 2001. The increase is primarily due to higher default interest rates as a result of the Company becoming past due in its obligations.

         Income taxes (expense). The Company recorded income tax expense of $49,000 for fiscal year 2002, compared to $1.8 million for fiscal year 2001. The expense recorded in fiscal 2002 was due to state income and franchise taxes. During the fourth quarter of fiscal year 2001, the Company increased the valuation allowance for the deferred tax asset. Due to losses incurred during fiscal year 2001, management believed that it was not likely that the deferred tax assets would be realized in the future.

FIFTY-TWO WEEKS ENDED APRIL 29, 2001 COMPARED TO THE FIFTY-THREE WEEKS ENDED APRIL 30, 2000 (“FISCAL YEAR 2000”)

         Total revenues. Total revenues increased $19.2 million, or 12.9%, from $148.9 million for fiscal year 2000 to $168.1 million for fiscal year 2001. This increase is primarily attributable to sales generated at the 11 new restaurants opened by the Company since the end of the fiscal year 2000 and the full year impact of operations of the 17 locations opened during fiscal year 2000. Sales at comparable stores for fiscal year 2001 decreased 5.2% compared with fiscal year 2000. The Company believes that this decrease is partially attributable to reduced marketing and advertising expenditures in fiscal year 2001 as compared to fiscal year 2000 and increased competition. The Company spent 3.3% of revenue on marketing expense in fiscal year of 2000 versus only 2.5% in fiscal year 2001. A restaurant is considered comparable after its first 18 months of operation.

         Food and beverage. Food and beverage costs increased $8.8 million to $59.1 million for fiscal year 2001 from $50.3 million for fiscal year 2000. This increase is primarily attributable to 11 new restaurants opened by the Company since the end of the fiscal year 2000 and the full year impact of operations of the 17 locations opened in fiscal year 2000. As a percentage of sales, food and beverage costs increased by 1.4% to 35.2% for fiscal year 2001 from 33.8% for fiscal year 2000. This increase can be attributable to a change in beef procurement practices and a general increase in food cost. In the third quarter of fiscal year 2001, the Company changed from using in house meat cutters to purchasing precut portion controlled beef. The Company estimates that the change to precut beef, increased food and beverage costs as a percentage of revenue by approximately 1.4%. The Company anticipates a 0.8% decrease in labor costs due to the elimination of all meat cutters in the future.

         Labor and benefits. Labor and benefits costs increased $10.6 million to $54.1 million for fiscal year 2001 from $43.5 million for fiscal year 2000. The increase is primarily due to the operation of 11 new restaurants opened since the end of the fiscal year 2000 and the full year impact of operations of the 17 locations opened in fiscal year 2000. As a percentage of sales, labor and benefits costs increased 3.0% to 32.2% for fiscal year 2001 from 29.2% for fiscal year 2000. During fiscal year 2001, the Company increased the number of hourly personnel at its restaurants in order to provide excellent customer service. During fiscal year 2001, the Company implemented an aggressive recruiting campaign to attract talented restaurant managers. Due to the competitive labor market, the Company incurred higher management salaries.

         Occupancy and other. Occupancy and other costs increased $9.2 million to $39.3 million for fiscal year 2001 from $30.1 million for fiscal year 2000. The increase is due to the operation of 11 new restaurants opened since the end of the fiscal year 2000 and the full year impact of operations of the 17 locations opened in fiscal year 2000, increase in equipment rental expense and an increase in utilities expense due to higher fuel costs. As a percentage of sales, occupancy and other was 23.4% for fiscal year 2001 versus 20.2% for fiscal year 2000. During fiscal year 2000 and 2001, the Company entered into sale-leaseback agreements to finance furniture and equipment for new locations. These leases were recorded as operating leases and no gain or loss was recorded in these transactions.

         Pre-opening expenses. Pre-opening expenses increased $94,000 to $2.5 million for fiscal year 2001 from $2.4 million in the for fiscal year 2000. The increase is due to the pre-opening expenses incurred in fiscal year 2001 for stores opened in the fourth quarter of fiscal year 2000.

         Depreciation and amortization. Depreciation and amortization increased $1.7 million to $10.3 million for fiscal year 2001 from $8.6 million for fiscal year 2000. The increase is primarily due to the operation of 11 new restaurants opened since the end of the fiscal year 2000 and the full year impact of operations of the 17 locations opened in fiscal year 2000.

         General and administrative. General and administrative costs increased $2.8 million to $11.0 million for fiscal year 2001 versus $8.2 million for fiscal year 2000. The increase is primarily the result of the Company’s substantial recruiting efforts. The Company devoted significant capital resources in fiscal year 2001 to upgrade store management positions. The Company plans to continue to maintain a pool of managers that are trained according to the Roadhouse Grill philosophy. As a percentage of sales, general and administrative costs increased 1.0% from 5.5% for fiscal year 2000 to 6.5% for fiscal year 2001.

         Asset Impairment. The Company recorded a $3.1 million charge in fiscal year 2001 due to the impairment of assets at four stores based on SFAS No. 21 (Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of).

         Total other expense. Total other expense increased $554,000 to $2.9 million for fiscal year 2001 from $2.3 million for fiscal year 2000. The increase is primarily due to additional interest expense on additional debt incurred due to the development and opening of 11 new restaurants since the end of fiscal year 2000 and the full year impact of operations of the 17 locations opened in fiscal year 2000, offset by $0.8 million proceeds from an eminent domain settlement on a leased property.

         Cumulative effect of change in accounting principle. During the first quarter of fiscal year 2000, the Company adopted the provisions of SOP 98-5. The Company recorded an expense of $877,000 (net of tax benefit) related to the adoption of SOP 98-5. The Company’s policy, effective at the beginning of the fiscal year 2000 first quarter, has been to expense all pre-opening costs as incurred, as required by SOP 98-5.

         Income taxes (expense). The Company recorded income tax expense of $1.8 million for fiscal year 2001. During the third quarter of fiscal year 2001, the Company increased the valuation allowance for the deferred tax asset. Due to losses incurred during fiscal year 2001, management believed that it was not likely that the deferred tax assets would be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

         On January 18, 2002, an involuntary petition (the “Involuntary Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against the Company by certain of its creditors, all of which were affiliated with one another (collectively, the “Petitioning Creditors”), in the United States Bankruptcy Court for the Southern District of Florida (the “Court”). The Company had recently experienced significant cash flow problems primarily resulting from the opening of 31 new restaurants in the past three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $21.4 million in fiscal year 2002. Prior to the filing of the Involuntary Petition, the Company had been in negotiations with the Petitioning Creditors and other major creditors in an effort to effect an out-of-court restructuring.

         In response to the filing of the Involuntary Petition, the Company initially filed a motion requesting the Court to abstain from taking jurisdiction over the Company to allow out-of-court restructuring efforts to continue. Ultimately, however, the Company decided to consent to the entry of an order for relief in the Chapter 11 case, provided that the order would not be entered until the Company had the opportunity to prepare a Chapter 11 plan of reorganization.

         On April 16, 2002, the Court entered an order for relief and the Company filed its Chapter 11 plan of reorganization and its disclosure statement in support of the plan. Subsequent to the entry of the order for relief, the Company has operated its businesses as a debtor-in-possession pursuant to Chapter 11 of the Bankruptcy Code and concentrated its efforts on emerging from Chapter 11 as quickly as possible.

         In its plan of reorganization the Company classified the claims of its creditors and interests of its equity security holders and provided for the treatment of such claims and interests. Under the Bankruptcy Code, various classes of claims and interests were entitled to vote whether to accept or reject the plan of reorganization. However, the court would not permit such a vote until it approved a disclosure statement as containing information adequate to enable a hypothetical reasonable investor typical of holders of claims or interests of the relevant classes to make an informed judgment about the plan of reorganization.

         The Company filed several amendments to the plan of reorganization. On June 12, 2002, the Company filed Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Plan”) and Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified (the “Disclosure Statement”). The Disclosure Statement is attached to this Form 10-K as Exhibit 2.1. The Court conducted a hearing on June 12, 2002, to consider approval of the Disclosure Statement. On June 20, 2002, the Court issued an order approving the Disclosure Statement, authorizing the Disclosure Statement, Plan and Ballot to be disseminated to creditors and equity security holders and scheduling a hearing on confirmation of the Plan for August 21, 2002.

         On June 25, 2002, a hearing was held on the motion of the Petitioning Creditors to terminate the exclusivity period within which only the Company could file a plan of reorganization and to delay the hearing on confirmation of the Plan. On June 26, 2002, the Court terminated exclusivity but refused to postpone the hearing on confirmation of the Plan.

         Thereafter, Restaurants Acquisition I, Inc. (“RAI”), an entity affiliated with the Petitioning Creditors, filed a competing plan of reorganization, dated July 15, 2002 (the “RAI Plan”). The Petitioning Creditors and creditors affiliated with them (collectively, “CNL”) vigorously opposed confirmation of the Plan. In addition, certain other creditors initially cast ballots rejecting the Plan and/or filed objections to confirmation of the Plan.

         As the date of the confirmation hearing approached, the Company engaged in further negotiations with rejecting and objecting creditors in an effort to resolve their objections to the Plan. By August 19, 2002, most of the objections had been resolved and the Company filed a modification of the Plan (the “Modification”).

         The principal remaining objections were the objections of CNL. However, the Company reached agreement with CNL shortly before the commencement of the confirmation hearing. Under the agreement, CNL withdrew its objections to the Plan, changed its rejections to acceptances of the Plan and caused the RAI Plan to be withdrawn. The agreement is embodied in a term sheet between the Company and CNL dated August 21, 2002 (the “CNL Term Sheet”).

         The hearing on confirmation of the Plan, as modified by the Modification, took place on August 21, 2002. At the close of the hearing, the Court announced that the Plan, as modified by the Modification and the Confirmation Order (as hereinafter defined) (the “Confirmed Plan”), would be confirmed. On August 23, 2002, the Court issued its Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Confirmation Order”). The Confirmation Order is attached to this report on Form 10-K as Exhibit 2.3. The Modification and CNL Term Sheet are attached as exhibits to the Confirmation Order.

         The Confirmed Plan is scheduled to become effective on or before September 30, 2002 (the “Effective Date”). On the Effective Date, the Company is to receive an infusion of new capital of $5 million in exchange for 13,888,889 shares (47.53%) of new common stock in the reorganized Company (the “New Common Stock”). The 13,888,889 shares will be issued in a private placement pursuant to Section 4(2) of, or Regulation D promulgated under, the Securities Act of 1933, as amended (the “Private Placement Securities”). The Private Placement Securities will be issued to Berjaya Group (Cayman) Limited (“Berjaya”), Prime Gaming Philippines, Inc. (“Prime”), Ayman Sabi , or designee (“Sabi”), and Stephen C. Saterbo, or designee (“Saterbo”), as more particularly set forth in the table immediately below. These parties have placed $5 million in escrow with the Company’s co-bankruptcy counsel, Berger Singerman, P.A.

				Percentage of
	Investment	Price/Share	Number of Shares	Ownership

Berjaya	$3 million	$.36	8,333,333	28.52%

Prime	$500,000	$.36	1,388,889	4.75%

Sabi*	$1 million	$.36	2,777,778	9.51%

Saterbo*	$500,000	$.36	1,388,889	4.75%

*	or designee

         Berjaya is the Company’s majority shareholder, representing approximately 62% of the Company’s common stock prior to the aforementioned $3.5 million cash infusion by Berjaya.

         Prime is an affiliate of Berjaya. It is 58% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is incorporated and headquartered in the Philippines.

         Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a major supplier of the Company.

         Sabi is president, chief executive officer and a director of the Company.

         Pursuant to the Confirmed Plan, on the Effective Date, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of New Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

         Under the Confirmed Plan, on the Effective Date, 9,708,741 shares of common stock in the Company currently outstanding (the “Old Common Stock”), and any rights, options, warrants, contingent warrants, subscriptions or other agreements and contractual rights to acquire or obtain an interest in the shares of the Company, will be cancelled. The Confirmed Plan provides for each holder of Old Common Stock to receive, in respect of its shares of Old Common Stock, its ratable share of 11,175,052 shares of New Common Stock, representing 38.24% of the stock in the reorganized Company. The total number of shares of New Common Stock to be issued under the Confirmed Plan is 29,220,608.

         Under the Confirmed Plan, substantial payments (approximately $4.4 million) will be required to be made on the Effective Date to pay administrative and other priority claims as well as amounts required to cure defaults on unexpired leases of real and personal property and executory contracts being assumed by the Company. The Company believes that its cash on hand together with the new equity infusion ($5.0 million) will provide sufficient funds to make these payments.

         As restructured under the Confirmed Plan, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended periods. The amount to be paid by the end of fiscal year 2003 includes approximately $4.3 million principal and $2.2 million interest, subject to certain claims which are in negotiations subject to the Court’s final ruling. The Company believes it will have sufficient cash flow to service the debt through April, 2003. The reader is referred to the Confirmed Plan, attached to this report on Form 10-K as Exhibit 2.3, for additional details of repayment of the restructured indebtedness. The Company’s ability to reorganize successfully will depend on, among other things, its ability to meet future payment obligations over extended periods beyond fiscal year 2003. There can be no assurance that the future profits of the Company will be sufficient to fund these obligations.

         The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The ability of the Company to continue operations is predicated upon, among other things, consummation of the Confirmed Plan, the ability to generate cash flow from operations and the ability to obtain financing sources sufficient to satisfy future obligations.

         The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. In addition, capital requirements relating to the opening of new restaurants have been significant.

         The Company expects to open two additional restaurants in fiscal year 2003 at a total cost of approximately $1.6 million. It is expected that the cash required to develop new stores will be generated from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

         During fiscal year 2002, the Company’s primary sources of working capital were the sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) which is described below and working capital provided by operations. The FFCA debt is being restructured as a result of the Confirmed Plan.

         The Company has experienced significant cash flow problems primarily due to the Company opening 31 new restaurants in the past 36 months. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the successful development of marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

         In September 1997, the Company entered into a $15.0 million loan facility with Finova Capital Corporation (“Finova”). The facility consists of a 15-year term loan collateralized by real estate with an interest rate of 9.55%. The proceeds were used in part to liquidate existing mortgages on 12 restaurants, which amounted to $7.4 million as of September 1997. The remaining balance of $7.3 million, net of fees and other costs, was primarily used for expansion of the Company’s operations. Monthly principal and interest payments for this facility are due through October 2012. The balance on the note as of April 28, 2002 was $12.3 million. This debt is being restructured as a result of the Confirmed Plan.

         On March 27, 1998, the Company entered into a $2.9 million loan facility with Finova. The facility consists of a 10-year term loan collateralized by personal property and fixtures at four Company-owned restaurants with an interest rate of 8.96%. The proceeds, net of fees and other costs, were used primarily for expansion of the Company’s operations. The balance of the loan as of April 28, 2002 was $2.1 million. This debt is being restructured as a result of the Confirmed Plan.

         In October 1998, the Company entered into a $5.0 million, unsecured working capital revolving loan with Finova, which was due to expire on December 31, 2001. In the first quarter of 2000, the Company collateralized that loan with improvements to real estate at three locations and real estate and improvements at an additional location. This debt is being restructured as a result of the Confirmed Plan.

         On February 14, 2001, Berjaya (which owns approximately 62% of the Company’s common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand at any time after August 14, 2001, and is collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to the Confirmed Plan, on the Effective Date, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of New Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

         The Company had a $10.0 million sale-leaseback credit facility available with CNL Fund Advisors (“CNL”) that expired in January 2001. The credit facility with CNL was available for the development of new Roadhouse Grill restaurants.

         The Company had a $18.5 million sale-leaseback credit facility with FFCA for the development of new Roadhouse Grill restaurants that expired in December 2001.

         During fiscal year 2001, the Company entered into 13 sale-leaseback transactions that were accounted for as capital leases for real estate in the amount of $7.2 million. No gain or loss was deferred or recognized in connection with these transactions. During fiscal year 2002, the Company did not enter into any new sale-leaseback transactions.

         Due to the Company’s liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company (“CBBC”), the Company’s then principal food supplier, for trade payables. The notes were to bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment on April 21, 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. The Company was also required to pay CBBC an additional $1.0 million on or before September 30, 2001. If the $1.0 million payment was made on or before September 30, 2001, the notes were to be amortized over 48 months bearing interest at 11.5%. The notes were to be secured by the unencumbered fixed assets of 17 restaurant locations. In September 2001, the Company paid CBBC approximately $0.6 million but was unable to pay the additional $0.4 million required by the two new notes. As of April 28, 2002, the Company owed CBBC approximately $5.4 million. This debt is being restructured as a result of the Confirmed Plan.

         In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. (“Tinsley”) for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and was obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and $40,000 per week thereafter until the debt is paid in full. In November of 2001, Tinsley and the Company modified the agreement. The Company was then required to pay $18,000 per week until the debt is fully satisfied. In February of 2002, the agreement was modified again. The new agreement reduced the weekly payments to $12,000 per week. As of April 28, 2002, the Company owed Tinsley approximately $0.7 million. This debt is being restructured as a result of the Confirmed Plan.

         During January 1999, the Company entered into a Master Security Agreement with Pacific Financial Company. The agreement consists of two 5-year term loans collateralized by personal property and fixtures at two Company-owned restaurants with an effective interest rate of 10.7%. Monthly principal and interest payments are due through February 2004. The balance due as of April 28, 2002 was $452,103.

SUMMARY OF CASH FLOWS

         Cash provided by operating activities during fiscal year 2002 was $7.6 million, as compared with $0.8 million used by operating activities during fiscal year 2001. The primary sources of cash for fiscal year 2002 were a decrease in income tax receivable of $2.2 million and a decrease in accounts receivable of $1.0 million offset by a net loss of $21.4 million. The primary use of cash in fiscal 2001 were a net loss of $15.9 million and a decrease in accounts payable of $5.3 million offset by an increase in short-term debt of $5.9 million.

         Cash used by investing activities during fiscal year 2002 was $2.6 million, as compared to $7.5 million used during fiscal year 2001. Cash used by investing activities in fiscal year 2002 consisted primarily of an increase in property, plant and equipment.

         Cash used by financing activities during fiscal year 2002 was $2.2 million, as compared to $9.4 million provided by financing activities during fiscal year 2001. Cash used by financing activities in fiscal year 2002 consisted of repayments of long term debt and capital lease obligations. Cash provided by financing activities in fiscal year 2001 consisted primarily of proceeds from long term debt.

CAPITAL EXPENDITURES

         The Company plans to open the two Company-owned restaurants under construction or development as of April 28, 2002 in fiscal year 2003. The Company expects that the average cash investment required to open these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.8 million per restaurant. At this time it is expected that this amount will be funded by cash from operations.

SEASONALITY AND QUARTERLY RESULTS

         The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 73 restaurants owned and operated by the Company as of April 28, 2002, 34 are located in residential areas in Florida. Four of the restaurants outside Florida were closed subsequent to April 28, 2002.

         The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company’s results of operations have been and may continue to be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. Also, adverse publicity in Florida relating to Roadhouse Grill restaurants could have a more pronounced effect on the Company’s results of operations than might be the case if its restaurants were broadly dispersed geographically. Although the Company has expanded its operations in other geographic markets, to, among other things, offset some of the effects on its operating results due to its concentration in the Florida market, there can be no assurance that the Company’s restaurants outside of the Florida area will be successful and have a positive effect on the seasonal nature of its operating results. Because of the seasonality of the Company’s business, its results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

         In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	the amount of sales contributed by new and existing restaurants;

•	labor costs for the Company’s personnel;

•	the Company’s ability to achieve and sustain profitability on a quarterly or annual basis;

•	consumer confidence and changes in consumer preferences;

•	health concerns, including adverse publicity concerning food-related illness;

•	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and

•	economic conditions generally and in each of the markets in which the Company is located.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for by the purchase method of accounting, and goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. The Company implemented SFAS No. 141 effective June 30, 2001. This statement had no impact on the Company. The Company implemented SFAS No. 142 effective April 28, 2002. Management believes that the impact of the pronouncement on its operations, if any, will not be material.

         As of April 28, 2002, the Company had unamortized goodwill in the amount of $1,527,596, and unamortized identifiable intangible assets in the amount of $407,235, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $133,031 for the year ended April 28, 2002. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of this pronouncement on its operations, if any, will not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At April 28, 2002, the Company had approximately $9.0 million in variable rate indebtedness outstanding, representing approximately 27% of the Company’s total outstanding indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company’s financial statements and supplementary data required by this item are attached to this Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names of the executive officers of the Company and certain information with respect to each of them is set forth below.

Name	Age	Position

Ayman Sabi	39	President and Chief Executive Officer

Martin J. Bernholz	50	Secretary and General Counsel

         Ayman Sabi was elected the Company’s President and Chief Executive Officer in February 1998. He served as Chairman of the Company’s Executive Committee from November 1997 to February 1998. Mr. Sabi became a director of the Company in February 1997. Mr. Sabi has served as the Chairman and Chief Executive Officer of SABi International Developments, Inc., a trading, contracting and investment company which owns, operates and invests in various restaurant and retail concepts, both domestically and internationally since 1989. Mr. Sabi also serves as a member of the Board of Directors of various retail companies and financial institutions including The White House, Inc. and New Global Holdings.

         Martin J. Bernholz has served as the Company’s Secretary and General Counsel since February 1998. From 1989 to present, Mr. Bernholz has served as the President of National Retail Group, Inc., a real estate and retailing consulting firm which has provided supportive management services to a variety of retail companies, and previously provided services to the Company. Mr. Bernholz serves as the Chairman of the Board of various retail companies and as a member of the Board of Directors of various retail companies including The White House, Inc. Mr. Bernholz was retained in October 1997 to provide management consulting services and administrative direction in the restructuring of Roasters Corporation (“Roasters”), a company in serious financial distress. At the request of the shareholders of Roasters, Mr. Bernholz accepted the position of Chief Executive Officer and Director of Roasters at that time. In March 1998, Roasters filed for protection from creditors under Chapter 11 of the Bankruptcy Code, and Mr. Bernholz relinquished the position of Chief Executive Officer. On behalf of the same investor group, Mr. Bernholz accepted the offices of Chief Executive Officer and Director of East Coast Bagels, Inc. (“East Coast”), also in financial distress, concurrent with action by East Coast in February 1998 to seek protection from creditors under Chapter 11 of the Bankruptcy Code. Roasters and East Coast were sold in March 1999 and November 1998, respectively.

         The names of directors of the Company and certain information with respect to each of them are set forth below.

Name	Age	Director Since	Term Expires

Vincent Tan	50	February 1998	September 2002

Ayman Sabi	39	February 1997	September 2002

Philip Friedman	55	September 1996	September 2002

Alain K.K. Lee	45	January 1998	September 2002

         Vincent Tan was elected Chairman of the Board of Directors of the Company in February 1998. Mr. Tan is the Chairman and Chief Executive Officer of Berjaya Group Berhad, a Malaysian company that owns Berjaya, the majority shareholder of the Company. Mr. Tan has been Chief Executive Officer of Berjaya Group Berhad since 1984.

         Philip Friedman has served as President of McAlister’s, Inc. since March 1999. Mr. Friedman served as President of Panda Management, Inc. from January 1996 to March 1999. In addition, since June 1986, Mr. Friedman has served as the President of P. Friedman &

Associates, Inc., a business planning and management consulting firm. Mr. Friedman is also a director of Eateries, Inc., and Romacorp, Inc.

         Alain K.K. Lee has been Vice President of Corporate Affairs and Franchising for the Company since July 1998. From 1990 to 1998, Mr. Lee served as Berjaya Group Berhad Chief Financial Officer, General Manager and Director of several other Berjaya subsidiary companies. Mr. Lee also serves on the board of directors of ITLS, Inc. and TAIGA Forest Products Ltd.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership in the Company’s common stock. Officers, directors and beneficial owners of more than 10% of the Company’s common stock are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on a review of the copies of such reports furnished to the Company, or written representation that no such reports were required, the Company believes that for the fiscal year ended April 28, 2002, all of the Company’s officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the compensation earned by the Company’s Chief Executive Officer for services rendered in all capacities to the Company for each of the last three fiscal years, and one additional individual who was no longer serving as an executive officer as of April 28, 2002. Other than the Company’s Chief Executive Officer, no executive officers, who were serving as executive officers as of April 28, 2002, total salary and bonus exceeded $100,000 for the fiscal year ended April 28, 2002. The individuals included in the table are collectively referred to as the “Named Executive Officers.”

ANNUAL COMPENSATION
NAME AND	FISCAL			OTHER ANNUAL		ALL OTHER
POSITION PRINCIPAL	YEAR	SALARY ($)	BONUS ($)	COMPENSATION		COMPENSATION ($)(3)

Ayman Sabi,	2002	405,788	—	62,178	(1)	40,579
President and Chief	2001	426,461	170,000	67,858	(1)	41,727
Executive Officer	2000	409,153	—	67,848	(1)	37,384

Harry Rosenfeld	2002	138,462	—			8,800
Chief Financial Officer and	2001	103,238	—			4,400
Vice President of Finance (2)	2000	—	—			—

(1)	This amount represents rent and car lease payments made by the Company for Mr. Sabi.

(2)	Mr. Rosenfeld’s employment with the Company terminated on March 8, 2002.

(3)	Represents Supplemental Executive Retirement Plan (“SERP”) contributions made by the Company.

Option Grants Table

         No stock options were granted to the Named Executive Officers in fiscal year 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning the numbers and intrinsic value of the stock options held by the Named Executive Officers at April 28, 2002. Year-end values are based on the closing price of $0.28 per share of the common stock on April 28, 2002, on the Nasdaq National Market. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance. No options were exercised by the Named Executive Officers in fiscal year 2002. Because the closing price per share of the Company’s common stock on April 28, 2002, was less than the exercise prices of the unexercised options, there were no in-the-money unexercised options held at the end of fiscal year 2002.

NUMBER OF
SHARES UNDERLYING UNEXERCISED
OPTIONS AT FISCAL YEAR-END(#)
EXERCISABLE(E)/
NAME	UNEXERCISABLE(U)

Ayman Sabi	215,000	(E)

	-0-	(U)

Harry Rosenfeld	-0-	(E)

	-0-	(U)

Compensation of Directors

         Each outside director of the Company receives $3,500 for each Board Meeting that he attends. The Company schedules four regular meetings of the Board of Directors per year.

Compensation Committee Interlocks and Insider Participation

         During fiscal year ended April 28, 2002, the Company’s Board of Directors did not have a compensation committee (or other committee performing equivalent functions). During fiscal year ended April 28, 2002, the Company’s Board of Directors had no discussions regarding executive officer compensation.

Compensation Committee Report on Executive Compensation

         The reader should refer to the previous section regarding the Compensation Committee.

Stock Performance Graph

         The following line graph compares the change in the cumulative total return of Roadhouse Grill, Inc.’s common stock to the Standard and Poor’s Midcap 400 Index and Standard & Poor’s 500 Restaurants over the fiscal period May, 1997 through fiscal April, 2002. The graph assumes an initial investment of one hundred dollars on April 25, 1997 and the reinvestment of dividends, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information, as of April 28, 2002, with respect to all of the Company’s compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders*	521,099	$4.61	419,971

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	521,099	$4.61	419,971

*	Under the Confirmed Plan, the Company’s existing stock option plans will be terminated and any outstanding options will be canceled.

Security Ownership Of Certain Beneficial Owners and Management

         The following table indicates the share ownership of the Company’s common stock, as of April 28, 2002, of directors, Named Executive Officers, and each shareholder known to the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock and all directors and executive officers as a group, based on 9,708,741 shares of common stock outstanding on such date. No effect has been given to the changes in ownership that will occur upon the Effective Date.

	TOTAL SHARES		PERCENT
NAME/ADDRESS	BENEFICIALLY OWNED		OF CLASS

Vincent Tan	6,060,466	(1)	62.3

Berjaya Group (Cayman) Limited	6,035,466		62.2

Dr. Christian F. Horn	567,924	(2)	5.9

CupertinoVentures Partnership III, L.P.	551,258	(2)	5.7

Ayman Sabi	218,000	(3)	2.2

Philip Friedman	30,000	(4)	*

Alain K.K. Lee	55,000	(5)	*

Harry Rosenfeld	-0-		-0-

All directors and current executive officers as a group (5 persons)	6,363,466	(6)	63.9

*	Less than 1%

(1)	Represents (i) 6,035,466 shares beneficially owned by Berjaya and (ii) 25,000 shares of common stock which may be acquired within 60 days of April 28, 2002, pursuant to the exercise of options beneficially owned by Mr. Tan. As Chairman/Chief Executive Officer of Berjaya Group Berhad and the owner of 100% of the outstanding shares of Berjaya, Mr. Tan may be deemed to be the beneficial owner of all of the shares owned by Berjaya in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Mr. Tan disclaims ownership of the shares beneficially owned by Berjaya. The address for Mr. Tan and Berjaya is 15th Floor, Menara Berjaya, KL Plaza, 179 Jalan Bukit Bintang, 55100 Kuala Lumpur, Malaysia.

(2)	Represents (i) 16,666 shares of common stock beneficially owned by Dr. Horn and (ii) 551,258 shares beneficially owned by Cupertino Ventures Partnership III, L.P. (“Cupertino”). As the Managing Partner of Horn Ventures II, L.P., a General Partner of Cupertino, Dr. Horn may be deemed to the beneficial owner of all the shares owned by Cupertino in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. The address for Dr. Horn and Cupertino is 20300 Stevens Creek Blvd, Suite 330, Cupertino, California, 95104.

(3)	Represents (i) 215,000 shares of common stock which may be acquired within 60 days of April 28, 2002, pursuant to the exercise of options beneficially owned by Mr. Sabi and (ii) 3,000 shares of common stock beneficially owned by Mr. Sabi. Mr. Sabi is an agent for Arab Multinational Investment Company and Societe Financiere Privee S.A. Geneve. Mr. Sabi disclaims ownership of (i) 160,565 shares beneficially owned by Arab Multinational Investment Company; and (ii) 411,950 shares beneficially owned by Societe Financiere Privee S.A. Geneve, in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934.

(4)	Represents 5,000 shares of common stock owned by Mr. Friedman and 25,000 shares which may be acquired within 60 days of April 28, 2002, pursuant to the exercise of options beneficially owned by Mr. Friedman.

(5)	Represents shares of common stock which may be acquired within 60 days of April 28, 2002, pursuant to the exercise of options beneficially owned by Mr. Lee.

(6)	Includes 395,000 shares of common stock which may be acquired within 60 days of April 28, 2002, pursuant to the exercise of options beneficially owned by the Company’s directors and executive officers.

NOTE: All the aforementioned options will be cancelled upon the effective date of the Confirmed Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Berjaya, which owns approximately 62% of the Company’s common stock, directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia. In January 1996, the Company entered into the Hong Kong Master Development Agreement which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the Hong Kong Master Development Agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under The Asia Master Development Agreement. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants developed, but they are responsible for paying or reimbursing approved expenses incurred by Roadhouse Grill in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants in the amount of 2% of gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and royalty fees based on gross sales. The Company did not recognize royalty income from Roadhouse Grill Hong Kong for fiscal year 2002.

         In January 1996, the Company also entered into the Asia Master Development Agreement with Roadhouse Grill Asia, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the Asia Master Development Agreement, Roadhouse Grill Asia is required to open and maintain at least 30 Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the agreement between the Company and Roadhouse Grill Hong Kong.

         As of April 28, 2002, there were three Roadhouse Grill restaurants operating in Malaysia under the Asia Master Development Agreement. Roadhouse Grill Asia has not met the development schedule under the Asia Master Development Agreement. As of the date of this filing, the Company has taken no action to enforce compliance with the development of new stores required under the Asia Master Development Agreement. The Company accrued $84,000 in royalty income from those restaurants during fiscal year 2002. As of April 28, 2002, $168,080 of the royalty receivable from Roadhouse Grill Asia has been fully reserved for due to lack of payment. The remaining receivable of $86,399 is not reserved, as it will be offset by interest payable to Berjaya.

         On February 14, 2001, Berjaya (which owns approximately 62% of the Company’s common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand at any time after August 14, 2001, and is collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to the Confirmed Plan, on the Effective Date, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of New Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K.

1.	Consolidated Financial Statements The Consolidated Financial Statements are listed in the accompanying “Index to Financial Statements” on Page F-1.

2.	Financial Statement Schedules Financial Statement Schedules are listed in the accompanying “Index to Financial Statements” on Page F-1.

3.	Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

Exhibit	Description

2.1	Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified Dated June 12, 2002.

2.2	Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization as Modified Dated June 12, 2002.

2.3	Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified.

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 26, 1996, as amended (the “Registration Statement”))

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement)

10.1	Form of the Company’s Development Agreement (Incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.2	Form of the Company’s Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to the Registration Statement)

10.3	Assignment and Assumption Agreement, dated March 15, 1995, between Roadhouse Waterway, Inc. and Roadhouse Grill Commercial, Inc., for property located in Fort

Lauderdale, Florida (lease of restaurant premises) (Incorporated by reference to Exhibit 10.7 to the Registration Statement)

10.35	Omnibus Agreement between the Company and Finova Capital Corporation, dated October 26, 2001 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2001.

10.4	Lease Agreement, dated April 26, 1994, between Piccadilly Cafeterias, Inc. and the Company, for property located in Winter Park, Florida (lease of restaurant premises) (Incorporated by reference to Exhibit 10.8 to the Registration Statement)

10.5	Ground Lease, dated May 25, 1995, between Bruno, Inc. and the Company, for property located in Sandy Springs, Georgia (lease of restaurant premises) (Incorporated by reference to Exhibit 10.9 to the Registration Statement)

10.6	Lease, dated April 17, 1995, between Captec Net Lease Realty, Inc. and New York Roasters, for property located in Cheektowaga, New York (lease of restaurant premises, assumed by the Company) (Incorporated by reference to Exhibit 10.10 to the Registration Statement)

10.7	1994 Registration Rights Agreement, dated February 10, 1994 (Incorporated by reference to Exhibit 10.19 to the Registration Statement)

10.8	Amendment to 1994 Registration Rights Agreement, dated June 8, 1994 (Incorporated by reference to Exhibit 10.20 to the Registration Statement)

10.9	Amendment to 1994 Registration Rights Agreement, dated July 26, 1996 (Incorporated by reference to Exhibit 10.21 to the Registration Statement)

10.10	Purchase and Sale Agreement, dated August 30, 1996, between Roadwear, Inc. and the Company, relating to the Kendall restaurant (Incorporated by reference to Exhibit 10.28 to the Registration Statement)

10.11	Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (Incorporated by reference to Exhibit 10.31 to the Registration Statement)

10.12	Amended and Restated 1994 Stock Option Plan (Incorporated by reference to Exhibit 10.37 to the Registration Statement)

10.13	Stock Purchase Agreement dated May 26, 1995 between the Company and the several purchasers named in Schedule I (Incorporated by reference to Exhibit 10.38 to the Registration Statement)

10.14	Investment Agreement, dated October 25, 1995 between Berjaya and the Company (Incorporated by reference to Exhibit 10.39 to the Registration Statement)

10.15	Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (Incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997)

10.16	Severance Agreement dated July 29, 1997, between the Company and John David Toole III (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 dated August 19, 1997)

10.17	Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated September 12, 1997 (Incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997)

10.18	Mortgage and Security Agreement by and between the Company and Finova Capital Corporation, dated September 5, 1997 (Incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997)

10.19	Promissory Note, dated September 5, 1997, made by the Company in favor of Finova Capital Corporation (Incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997)

10.20	Agreement for Purchase and Sale of Membership Interest in Boca Roadhouse, L.C., a limited liability company, dated December 15, 1997 (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997)

10.21	Roadhouse Grill, Inc. Deferred Compensation Plan. Effective June 3, 1997 (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997)

10.22	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific

(H.K.) Limited (Incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997)

10.23	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended December 28, 1997)

10.24	Loan and Security Agreement by and between the Company and Finova Capital Corporation, dated March 27, 1998 (Incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1998)

10.25	Promissory Note, dated March 27, 1998, made by the Company in favor of Finova Capital Corporation (Incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1999)

10.26	Roadhouse Grill, Inc. 1998 Omnibus Stock Option Plan, effective July 1, 1998 (Incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed November 2, 1998)

10.27	Lease Agreement by and between the Company and FFCA Acquisition Corporation, dated August 19, 1998 (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999)

10.28	Lease Agreement and Construction Addendum by and between the Company and CNL APF Partners, L.P., dated September 15, 1998 (Incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999)

10.29	Master Security Agreement and Schedule No. 1 by and between the Company and Pacific Financial Company, dated January 14, 1999 (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999)

10.30	Revolving Loan Agreement with FINOVA Capital Corporation (Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 1999)

10.31	Promissory Note with First Union National Bank (Incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 1999)

10.32	Convertible Secured Promissory note, dated February 14, 2001, made by the Company in favor of Berjaya (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the Quarter ended January 28, 2001)

10.33	Promissory Notes and Forbearence Agreement with Colorado Boxed Beef (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2001)

10.34	Repayment Plan between the Company and Tinsley Advertising & Marketing Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2001)

10.35	Omnibus Agreement between the Company and Finova Capital Corporation, dated October 26, 2001 (Incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2001.

16.1	Letter of KPMG LLP to the Securities and Exchange Commission, dated September 24, 2001 (Incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2001)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K405 for the fiscal year ended April 30, 2000)

99.1	Certification by Chief Executive Officer and Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements

(b)	REPORTS ON FORM 8-K:

A current report on Form 8-K was filed on May 17, 2002, reporting Item 5 (Other Events).
A current report on Form 8-K was filed on February 12, 2002 reporting Item 5 (Other Events).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of September, 2002.

ROADHOUSE GRILL, INC.

By:	/s/ Ayman Sabi Ayman Sabi President, Chief Executive Officer, and Acting Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ayman Sabi Ayman Sabi	President, Chief Executive Officer (Principal Executive Officer), Acting Chief Financial Officer, and Director	September 24, 2002

/s/ Vincent Tan Vincent Tan	Chairman of the Board of Directors	September 24, 2002

/s/ Philip Friedman Philip Friedman	Director	September 24, 2002

/s/ Alain K.K. Lee Alain K.K. Lee	Director	September 24, 2002

I, Ayman Sabi, certify that:

1. I have reviewed this annual report on Form 10-K of Roadhouse Grill, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 24, 2002

By:	/s/ Ayman Sabi
Name:	Ayman Sabi
Title:	Chief Executive Officer and Acting Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors’ Report – Grant Thornton, LLP	F-2

Independent Auditors’ Report – KPMG, LLP	F-3

Consolidated Balance Sheets as of April 28, 2002 and April 29, 2001	F-4

Consolidated Statements of Operations for the Fifty-Two Weeks Ended April 28,2002, the Fifty-Two Weeks Ended April 29, 2001, and the Fifty-Three Weeks Ended April 30, 2000	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the Fifty-Two Weeks Ended April 28, 2002, the Fifty-Two Weeks Ended April 29, 2001, and the Fifty-Three Weeks Ended April 30, 2000	F-6

Consolidated Statements of Cash Flows for the Fifty-Two Weeks Ended April 28, 2002, the Fifty-Two Weeks Ended April 29, 2001, and the Fifty-Three Weeks Ended April 30, 2000	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Roadhouse Grill, Inc.

We have audited the accompanying consolidated balance sheet of Roadhouse Grill, Inc. and Subsidiaries as of April 28, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the fifty two weeks then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roadhouse Grill, Inc. and Subsidiaries as of April 28, 2002 and the consolidated results of their operations and their consolidated cash flows for the fifty two weeks then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Miami, Florida
July 24, 2002 (except for Note 1, as to
      which the date is August 21, 2002)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying consolidated balance sheet of Roadhouse Grill, Inc. and subsidiaries as of April 29, 2001 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the fifty-two weeks ended April 29, 2001, and the fifty-three weeks ended April 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. and subsidiaries as of April 29, 2001 and the results of their operations and their cash flows for the fifty-two weeks ended April 29, 2001, and the fifty-three weeks ended April 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has experienced significant cash flow problems and a net loss of $15.9 million for the year ended April 29, 2001. The Company is also in default of certain of its loan facilities’ covenants and payment provisions which may result in an acceleration of the amounts owed under the Company’s loan facilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, the Company changed its accounting for pre-opening costs in 2000.

KPMG, LLP
August 1, 2001
Ft. Lauderdale, Florida

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
April 28, 2002 and April 29, 2001

($ in thousands, except per share data)

	April 28, 2002	April 29,2001

Assets

Current assets:

Cash and cash equivalents	$3,193	$1,582

Accounts receivable, net of allowance for doubtful accounts of $294 and $0 at April 28, 2002 and April 29, 2001	475	1,512

Income Tax Receivable	17	2,253

Inventory	1,305	1,462

Prepaid expenses	2,628	2,080

Total current assets	7,618	8,889

Property & equipment, net of accumulated depreciation of $42,766 and $34,218 at April 28, 2002 and April 29, 2001	71,926	87,204

Intangible assets, net of accumulated amortization of $727 and $557 at April 28, 2002 and April 29, 2001 respectively	1,935	2,105

Other assets	1,875	2,130

Total assets	$83,354	$100,328

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,603	$6,382

Accrued expenses	7,220	8,818

Restructuring accrual	2,065	—

Convertible note payable due to shareholder	—	1,500

Note payable to vendor	—	5,902

Current portion of long-term debt	—	33,077

Current portion of capital lease obligations	—	1,013

Total current liabilities	10,888	56,692

Long-term debt	—	1,936

Capital lease obligations	—	4,729

Total liabilities not subject to compromise	10,888	63,357

Pre-petition liabilities subject to compromise	54,757	—

Gap period liabilities subject to compromise	2,181	—

Shareholders’ equity:

Common stock $0.03 par value. Authorized 30,000,000 shares; issued and outstanding 9,708,741 shares as of April 28, 2002 and April 29, 2001	291	291

Additional paid-in capital	50,039	50,039

Retained (deficit)	(34,802)	(13,359)

Total shareholders’ equity	15,528	36,971

Total liabilities and shareholders’ equity	$83,354	$100,328

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fifty-two Weeks Ended April 30, 2002, the Fifty-Two Weeks
Ended April 29, 2001, and the Fifty-Three Weeks Ended April 30, 2000

($ in thousands, except per share data)

	April 28, 2002	April 29, 2001	April 30, 2000

TOTAL REVENUES	$158,982	$168,055	$148,897

Cost of restaurant sales:

Food and beverage	55,066	59,112	50,268

Labor and benefits	51,817	54,059	43,512

Occupancy and other	37,580	39,269	30,067

Pre-opening expenses	477	2,481	2,387

Total cost of restaurant Sales	144,940	154,921	126,234

Depreciation and amortization	8,991	10,297	8,560

General and administrative expenses	9,106	10,954	8,241

Impairment of long-lived assets	7,507	3,066	0

Restructuring Charges	5,086	0	0

Reorganization Items	876	0	0

Total operating expenses	176,506	179,238	143,035

Operating (loss) income	(17,524)	(11,183)	5,862

Other (expense) income:

Interest expense, net	(3,810)	(3,655)	(2,301)

Other, net	(60)	800	0

Total other expense	(3,870)	(2,855)	(2,301)

(Loss) income before income Taxes and cumulative Effect of change in Accounting principle	(21,394)	(14,038)	3,561

Income tax expense	49	1,818	78

(Loss) income before Cumulative change in Accounting principle	(21,443)	(15,856)	3,483

Cumulative effect of change In accounting principle (net of tax benefit of $248)	0	0	(877)

Net (loss) income	($21,443)	($15,856)	$2,606

Basic net (loss) income per Common share:

Basic income before Cumulative effect of change In accounting principle	$(2.21)	$(1.63)	$0.36

Cumulative effect of change In accounting principle			$(0.09)

Basic net (loss) income per Common share:	$(2.21)	$(1.63)	$0.27

Diluted net (loss) income per Common share:

Diluted income before Cumulative effect of change In accounting principle	$(2.21)	$(1.63)	$0.36

Cumulative effect of change in Accounting principle			(0.09)

Diluted net (loss) income per Common share	$(2.21)	$(1.63)	$0.27

Weighted average common shares Outstanding	9,708,741	9,708,741	9,708,741

Weighted average common shares And share equivalents Outstanding--assuming dilution	9,708,741	9,708,741	9,792,019

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fifty-Two Weeks Ended April 28, 2002, the Fifty-Two Weeks
Ended April 29, 2001, and the Fifty-Three Weeks Ended April 30, 2000

($ in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance April 25, 1999	9,708,741	$291			$50,039	$(109)	$50,221

Net income						2,606	2,606

Balance April 30, 2000	9,708,741	$291			50,039	2,497	52,827

Net loss						(15,856)	(15,856)

Balance April 29, 2001	9,708,741	$291			50,039	(13,359)	36,971

Net loss						(21,443)	(21,443)

Balance April 28, 2002	9,708,741	$291			$50,039	(34,802)	15,528

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks Ended April 28, 2002, the Fifty-Two Weeks
Ended April 29, 2001, and the Fifty-Three Weeks Ended April 30, 2000

($ in thousands)

	April 28,	April 29	April 30,
	2002	2001	2000

Cash flows from operating activities

Net (loss) income from continuing operations	$(21,443)	$(15,856)	$2,606

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	8,991	10,297	8,560

Net Loss on sale/disposal of assets	60	—	—

Provision for bad debt	336	—	83

Deferred tax expense (benefit)	—	2,394	(170)

Cumulative effect of change in accounting principle	—	—	1,125

Restructuring and Impairment of assets	12,593	3,066	—

Cash used for store closings	(404)	—	—

Reorganization Items	876	—	—

Changes in assets and liabilities:

Decrease (increase) in accounts receivable	1,037	(771)	538

Decrease (increase) in income tax receivable	2,236	(2,253)	—

Decrease (increase) in inventory	157	160	(441)

(Increase) Decrease in prepaid expenses	(548)	47	(1,135)

Decrease (increase) in other assets	219	507	520

Increase (decrease) in accounts payable	862	(5,284)	6,974

(Decrease) Increase in notes payable to vendor	(1,117)	5,902	—

Increase (decrease) increase in accrued expenses	3,786	1,037	3,160

Net cash provided by (used in ) operating activities	7,641	(754)	21,820

Cash used for reorganization items	(1,187)	—	—

Cash flows from investing activities

Payments for intangibles	—	—	(404)

Payment received from notes receivable	—	84	—

Proceeds from sale-leaseback transactions	—	7,244	5,700

Purchase of property and equipment	(2,619)	(14,796)	(32,500)

Net cash used in investing activities	(2,619)	(7,468)	(27,204)

Cash flows from financing activities

Proceeds from loan from related party	—	1,500	—

Proceeds from long-term debt	—	11,123	7,196

Repayment of long-term debt	(1,448)	(1,771)	(1,039)

Payments on capital lease obligations	(776)	(1,426)	(1,370)

Net cash provided by financing activities	(2,224)	9,426	4,787

Increase (Decrease) in cash and cash equivalents	1,611	1,204	(597)

Cash and cash equivalents at beginning of year	1,582	378	975

Cash and cash equivalents at end of year	$3,193	$1,582	$378

Supplementary disclosures:

Interest paid	$2,486	$3,515	$2,782

Income taxes paid	$40	$821	$923

The accompanying notes are an integral part of these consolidated financial statements.

Non-cash investing and financing activities:

         During, the fifty-three weeks ended April 30, 2000, the Company entered into four sale-leaseback transactions that have been accounted for as capital leases for real estate in the amount of $3.6 million. No gain or loss was deferred or recognized in connection with these transactions.

ROADHOUSE GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 28, 2002, April 29, 2001, and April 30, 2000

(1)	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On January 18, 2002, an involuntary petition (the “Involuntary Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against the Company by certain of its creditors, all of which were affiliated with one another (collectively, the “Petitioning Creditors”), in the United States Bankruptcy Court for the Southern District of Florida (the “Court”). The Company had recently experienced significant cash flow problems primarily resulting from the opening of 31 new restaurants in the past three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $20.8 million in fiscal year 2002. Prior to the filing of the Involuntary Petition, the Company had been in negotiations with the Petitioning Creditors and other major creditors in an effort to effect an out-of-court restructuring.

         In response to the filing of the Involuntary Petition, the Company initially filed a motion requesting the Court to abstain from taking jurisdiction over the Company to allow out-of-court restructuring efforts to continue. Ultimately, however, the Company decided to consent to the entry of an order for relief in the Chapter 11 case, provided that the order would not be entered until the Company had the opportunity to prepare a Chapter 11 plan of reorganization.

         On April 16, 2002, the Court entered an order for relief and the Company filed its Chapter 11 plan of reorganization and its disclosure statement in support of the plan. Subsequent to the entry of the order for relief, the Company has operated its businesses as a debtor-in-possession pursuant to Chapter 11 of the Bankruptcy Code and concentrated its efforts on emerging from Chapter 11 as quickly as possible.

         In its plan of reorganization the Company classified the claims of its creditors and interests of its equity security holders and provided for the treatment of such claims and interests. Under the Bankruptcy Code, various classes of claims and interests were entitled to vote whether to accept or reject the plan of reorganization. However, the court would not permit such a vote until it approved a disclosure statement as containing information adequate to enable a hypothetical reasonable investor typical of holders of claims or interests of the relevant classes to make an informed judgment about the plan of reorganization.

         The Company filed several amendments to the plan of reorganization. On June 12, 2002, the Company filed Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Plan”) and Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified (the “Disclosure Statement”). The Disclosure Statement is attached to this Form 10-K as Exhibit 2.1. The Court conducted a hearing on June 12, 2002, to consider approval of the Disclosure Statement. On June 20, 2002, the Court issued an order approving the Disclosure Statement, authorizing the Disclosure Statement, Plan and Ballot to be disseminated to creditors and equity security holders and scheduling a hearing on confirmation of the Plan for August 21, 2002.

         On June 25, 2002, a hearing was held on the motion of the Petitioning Creditors to terminate the exclusivity period within which only the Company could file a plan of reorganization and to delay the hearing on confirmation of the Plan. On June 26, 2002, the Court terminated exclusivity but refused to postpone the hearing on confirmation of the Plan.

         Thereafter, Restaurants Acquisition I, Inc. (“RAI”), an entity affiliated with the Petitioning Creditors, filed a competing plan of reorganization, dated July 15, 2002 (the “RAI Plan”). The Petitioning Creditors and creditors affiliated with them (collectively, “CNL”) vigorously opposed confirmation of the Plan. In addition, certain other creditors initially cast ballots rejecting the Plan and/or filed objections to confirmation of the Plan.

         As the date of the confirmation hearing approached, the Company engaged in further negotiations with rejecting and objecting creditors in an effort to resolve their objections to the Plan. By August 19, 2002, most of the objections had been resolved and the Company filed a modification of the Plan (the “Modification”).

         The principal remaining objections were the objections of CNL. However, the Company reached agreement with CNL shortly before the commencement of the confirmation hearing. Under the agreement, CNL withdrew its objections to the Plan, changed its rejections to acceptances of the Plan and caused the RAI Plan to be withdrawn. The agreement is embodied in a term sheet between the Company and CNL dated August 21, 2002 (the “CNL Term Sheet”).

         The hearing on confirmation of the Plan, as modified by the Modification, took place on August 21, 2002. At the close of the hearing, the Court announced that the Plan, as modified by the Modification and the Confirmation Order (as hereinafter defined) (the “Confirmed Plan”), would be confirmed. On August 23, 2002, the Court issued its Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Confirmation Order”). The Confirmation Order is attached to this report on Form 10-K as Exhibit 2.3. The Modification and CNL Term Sheet are attached as exhibits to the Confirmation Order.

         The Confirmed Plan is scheduled to become effective on or before September 30, 2002 (the “Effective Date”). On the Effective Date, the Company is to receive an infusion of new capital of $5 million in exchange for 13,888,889 shares (47.53%) of new common stock in the reorganized Company (the “New Common Stock”). The 13,888,889 shares will be issued in a private placement pursuant to Section 4(2) of, or Regulation D promulgated under, the Securities Act of 1933, as amended (the “Private Placement Securities”). The Private Placement Securities will be issued to Berjaya Group (Cayman) Limited (“Berjaya”), Prime Gaming Philippines, Inc. (“Prime”), Ayman Sabi , or designee (“Sabi”), and Stephen C. Saterbo, or designee (“Saterbo”), as more particularly set forth in the table immediately below. These parties have placed $5 million in escrow with the Company’s co-bankruptcy counsel, Berger Singerman, P.A.

				Percentage of
	Investment	Price/Share	Number of Shares	Ownership

Berjaya	$3 million	$.36	8,333,333	28.52%

Prime	$500,000	$.36	1,388,889	4.75%

Sabi*	$1 million	$.36	2,777,778	9.51%

Saterbo*	$500,000	$.36	1,388,889	4.75%

*	or designee

         Berjaya is the Company’s majority shareholder, representing approximately 62% of the Company’s common stock.

         Prime is an affiliate of Berjaya. It is 58% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is incorporated and headquartered in the Philippines.

         Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a major supplier of the Company.

         Sabi is president, chief executive officer and a director of the Company.

         Pursuant to the Confirmed Plan, on the Effective Date, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of New Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

         Under the Confirmed Plan, on the Effective Date, the 9,708,741 shares of common stock in the Company currently outstanding (the “Old Common Stock”), and any rights, options, warrants, contingent warrants, subscriptions or other agreements and contractual rights to acquire or obtain an interest in the shares of the Company, will be cancelled. The Confirmed Plan provides for each holder of Old Common Stock to receive, in respect of its shares of Old Common Stock, its ratable share of 11,175,052 shares of New Common Stock, representing 38.24% of the stock in the reorganized Company. The total number of shares of New Common Stock to be issued under the Confirmed Plan is 29,220,608.

         Under the Confirmed Plan, substantial payments will be required to be made on the Effective Date to pay administrative and other priority claims as well as amounts required to cure defaults on unexpired leases of real and personal property and executory contracts being assumed by the Company. The Company believes that its cash on hand together with the new equity infusion will provide sufficient funds to make these payments.

         As restructured under the Confirmed Plan, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended periods. The reader is referred to the Confirmed Plan, attached to this report on Form 10K as Exhibit 2.2, for the details of repayment of the restructured indebtedness. The Company’s ability to reorganize successfully will depend on, among other things, its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

         The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The ability of the Company to continue as a going concern is predicated upon, among other things, consummation of the Confirmed Plan, the ability to generate cash flow from operations and the ability to obtain financing sources sufficient to satisfy future obligations. Please refer to Risk Factors and Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition for additional information.

(2)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	BUSINESS

Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name.

The consolidated financial statements include the financial statements of Roadhouse Grill, Inc., and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was founded in 1992 and opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 28, 2002, there were 73 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 34 are located in Florida. Four of the restaurants outside Florida were closed subsequent to April 28, 2002. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, and three franchised locations in Las Vegas, Nevada.

On July 6, 2000, the Company entered into a joint venture agreement with Cremonini S.p.A. (“Cremonini Group”), a publicly traded Italian conglomerate,

specializing in the food service industry in Europe. Under the joint venture agreement, the Cremonini Group is required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries by the end of the year 2004. In 2001, the parties extended the deadline by one year until 2005 due to issues surrounding the consumption of beef in Europe in 2001. The Company opened its first joint venture Roadhouse Grill restaurant in Milan, Italy in November 2001.

         By letter dated June 20, 2002, Cremonini notified the Company that it was immediately suspending the performance of its obligations under the joint venture agreement and ancillary agreements. The Company believes that it will be able to come to an amicable resolution of any disagreements with Cremonini. However, if the Company cannot reach an agreement with Cremonini, the Company will attempt to make arrangements with one or more other candidates to develop the Company’s restaurants in Europe. There can be no assurance that the Company will be able to make such arrangements. Further, if arrangements can be made, the terms may differ substantially from the terms of the joint venture with Cremonini.

(b)	PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. The cost of restaurants held under capital leases is recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Repairs and maintenance are charged to expense as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized and depreciated over the useful life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is recognized. Property and equipment are depreciated on a straight line basis over their useful lives.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Amortization of capitalized leased assets is calculated using the straight-line method over the shorter of the estimated useful life of the leased asset or the lease term.

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company recorded a $7.5 million charge in fiscal year 2002 compared to $3.1 million in fiscal year 2001. The asset impairment charge in 2002 was related to 13 stores the Company closed in 2002, the write down of assets of four stores closed subsequent to year end, and one additional store scheduled to be closed. The asset impairment charge taken in 2001 was related to the impairment of assets at four of the 13 stores closed in 2002. The asset impairment charge in both years was based on SFAS No. 121 (Accounting for Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of).

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of this pronouncement on its operations, if any, will not be material.

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

Pre-opening costs are costs incurred in the opening of new stores (primarily payroll costs). During the first quarter of fiscal year 2000, the Company adopted the provisions of Statement of Position 98-5, “Reporting for the Costs of Start-up Activities”, which requires that pre-opening costs be expensed as incurred. Previously, the Company amortized pre-opening costs over a twelve-month period. The cumulative effect of the change was $877,000, net of taxes. Deferred costs related to sites subsequently determined to be unsatisfactory and general site selection costs which cannot be identified with a specific restaurant are charged to operations.

(h)	FISCAL YEAR

The Company’s fiscal year ends on the last Sunday in April.

(i)	USE OF ESTIMATES

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ from those estimates.

In addition, asset impairment charges, restructuring charges, and the reserve for restructuring are predominantly based on estimates of the market value of assets of which the Company plans to dispose, as well as the time interval that will be required to dispose of those assets. Actual results could be materially different.

(j)	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at April 28, 2002 and April 29, 2001 approximate fair value.

(k)	REVENUE RECOGNITION

Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement.

Royalties and income from the Company’s joint venture are recorded as the sales of the franchisees and joint venture are reported to the Company. In addition, the Company receives rental income from various sources.

(l)	ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Advertising expense for the fifty-two weeks ended April 28, 2002, the fifty-two weeks ended April 29, 2001 and the fifty-three weeks ended April 30, 2000 was $2.6 million, $3.5 million, $4.4 million, respectively.

Advertising expense is included within “occupancy and other” in the accompanying consolidated statements of operations.

(m)	NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after Dec. 15, 2001. Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for by the purchase method of accounting, and goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. The Company implemented Statement No. 141 effective June 30, 2001. This statement had no impact on the Company. The Company implemented Statement No. 142 effective April 28, 2002. Management believes that the impact of this pronouncement on its operations, if any, will not be material.

As of April 28, 2002, the Company had unamortized goodwill in the amount of $1,527,596, and unamortized identifiable intangible assets in the amount of $407,235, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $133,031 for the year ended April 28, 2002. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of this pronouncement on its operations, if any, will not be material.

(n)	STOCK BASED COMPENSATION

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock options note, as provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

(3)	SUBSEQUENT EVENTS

         In May 2002, subsequent to the Company’s fiscal year end, four unprofitable restaurants were closed. One of these was in Louisiana, one was in Ohio, and two were in North Carolina. Asset impairment and restructuring charges were recorded as of April 28, 2002, as discussed below.

(4)	ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

         As discussed above, in September of 2001 the Company closed one unprofitable restaurant. In October of 2001, the Company made the decision to close and sell thirteen additional unprofitable restaurants. All but one of those restaurants was closed by November 12, 2001. The remaining restaurant is expected to be closed by the end of the third quarter of fiscal 2003. The Company recorded a $5.8 million asset impairment/restructure charge in the second quarter of fiscal year 2002. During the fourth quarter the Company revised its impairment/restructure charge for the 13 stores which were closed in the second quarter, from $5.8 million to $9.6 million. Also in the fourth quarter the Company accrued for the asset impairment/restructure charge for four additional stores that were closed subsequent to April 28, 2002 and two undeveloped sites. The Company’s management made the decision to close these four stores and the decision not to build on two undeveloped sites in the fourth quarter of fiscal year 2002. However, the actual closing of the stores took place subsequent to the fiscal year end. The asset impairment/restructure charge relating to these four stores and the exit of two undeveloped sites amounted to $3.0 million.

         In accordance with APB Opinion 16, Emerging Issues Task Force (EITF) Issue 94-3 “Liability Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Cost Incurred in a Restructuring)” and SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of”, the Company recorded a charge to operating expense of $5.8 million in the second quarter of fiscal year 2002. During the fourth quarter the Company revised its impairment/restructure charge for 13 stores which were closed in the second quarter from $5.8 million to $9.6 million and recorded an additional asset impairment/restructure charge of $3.0 million for the four stores closed and the exit of two undeveloped sites subsequent to year end.

The following is a summary of the significant components of the Company’s charge:

(In Millions)

Asset Impairment	$7.5

Loss on Rejection of Lease Commitments	3.8

Lease Payments	1.1

Bank and Other Charges	0.2

Total	$12.6

         Asset Impairment includes the estimated loss on the sale of the eighteen locations. In the case of the five mortgage sites and the six sites on which the Company has a ground lease and has built a building, the charge represents the difference between the net book value of the assets and the estimated net sale proceeds after all fees and commissions.

         The Loss on Rejection of Lease Commitments represents the settlement amount of leases rejected under the bankruptcy.

         Lease payments represent the value of anticipated lease payments until all of the real estate leased assets are sold. The Company estimates the charge to be approximately $1.1 million.

         Bank and other charges included the cost to restructure all of the Company’s debt with Finova and other fees associated with the restructure plan including legal fees, loan documentation fees and any other fees. Other represents all of the other costs related to shut down of the locations including travel expense, the cost to relocate the food inventory and equipment to other locations and other miscellaneous costs. The Company estimates these costs will be approximately $0.2 million.

         The following is a summary of the activity in the Company’s accrual for restructuring charges.

	Restructure	Paid During the Fiscal	Balance
(In Millions)	Charges	Year ended 4/28/02	4/28/02

Loss on Rejection of Lease Commitments	3.8	—	3.8

Lease Payments	1.1	(0.4)	0.7

Bank and other charges	0.2	(0.0)	0.2

Total	5.1	(0.4)	4.7

The activity in the restructuring accrual included payments made for land and buildings.

The $4.7 million ending accrual includes $2.6 million in liabilities subject to compromise.

(5)	EMPLOYEE SEVERANCE

         During the second quarter of fiscal year 2002 the Company paid approximately $17,000 in severance pay to restaurant managers who lost their jobs because of store closings. A total of 678 employees were terminated due to store closings in fiscal year 2002.

(6)	LIQUIDITY

         The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. In addition, capital requirements relating to the opening of new restaurants have been significant.

         During fiscal year 2002, the Company’s primary sources of working capital were the sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) which is described below and working capital provided by operations. The FFCA debt is being restructured as a result of the Confirmed Plan.

         The Company has experienced significant cash flow problems primarily due to the Company opening 31 new restaurants in the past 36 months. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the successful development of marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

         If cash generated from the Company’s operations are insufficient to fund the Company’s financial commitments and previous losses, and support the Company’s continued growth, the Company will have to obtain additional financing. There can be no guarantee or assurance that additional financing will be available on terms acceptable to the Company, if ever. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

         Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant.

(7)	REORGANIZATION ITEMS

         Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amount for reorganization items in the Consolidated Statement of Operations is approximately $876,000. This includes approximately $587,000, $50,000, $238,000, and $1,000 for legal, accounting, consulting, and outside services, respectively.

(8)	INTEREST ON PRE-PETITION DEBT

         Included in the line Interest Expense, Net, in the Consolidated Statements of Operations is interest expense of $3.8 million, $3.7 million, and $2.5 million for fiscal years 2002, 2001, and 2000, respectively. On the Petition Date the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.9 million.

(9)	PROPERTY AND EQUIPMENT

         Property and equipment, net consist of the following:

	($ In thousands)
			Estimated
	April 28, 2002	April 29, 2001	Useful Lives

Building	$21,815	$21,351	20 years

Land	15,066	14,777

Furniture and equipment	26,101	26,604	3-7 years

Leasehold improvements	50,181	53,738	7-20 years

	113,163	116,470

Less: accumulated depreciation	(42,766)	(34,218)

	70,397	82,252

Construction in progress	1,529	4,952

	$71,926	$87,204

         Included in property and equipment are buildings and equipment under capital leases of $8.7 million and $9.2 million at April 28, 2002 and April 29, 2001, respectively. The company did not capitalize any interest costs during Fiscal Year 2002. The Company capitalized interest costs of approximately, $346,000 and $416,000 during Fiscal Year 2001 and 2000, respectively, relating to qualifying construction projects.

(10)	CAPITAL LEASES

         The following is a schedule of future minimum lease payments required under capital leases as of April 28, 2002:

($ in thousands)
2003	$1,146

2004	806

2005	640

($ in thousands)

2006	449

2007	452

Thereafter	2,176

Total minimum lease payments	5,669

Less: amount representing interest at varying rates ranging from 9 percent to 16 percent	(1,759)

Present value of net minimum capital lease payments (See Note 14)	3,910

Less: current portion of capital lease obligations	1,146

Minimum capital lease obligations excluding current portion	2,764

         The gross amount of assets under capital lease as of April 28, 2002 was $8.7 million, and accumulated depreciation on these assets was $5.9 million.

         The gross amount of assets under capital lease as of April 29,2001 was $9.2 million, and accumulated depreciation on these assets was $4.9 million.

         Included in the minimum lease payments is approximately $547,000, which is the settlement amount of one rejected lease.

(11)	OPERATING LEASES

         The Company leases the majority of its restaurant facilities. The lease terms range from 5 to 20 years and generally provide for renewal options to extend the lease term.

The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 28, 2002:

($ in thousands)
2003	$6,797

2004	6,550

2005	6,473

2006	6,259

2007	7,045

Thereafter	32,221

Total minimum lease payments	$65,345

         The total rent expense for operating leases was $12.1 million, $11.0 million and $6.0 million, for Fiscal Year 2002, Fiscal Year 2001, and Fiscal Year 2000, respectively.

         Included in the minimum lease payments is approximately $3.8 million, which is the settlement amount of rejected operating leases.

         The Company leases a portion of its Corporate headquarters and has collected rent in the amounts of $195,000, $9,000, and $0 for fiscal 2002, 2001, and 2000, respectively. During Fiscal Year 2002, the Company did not enter into any new sale-leaseback transactions.

         During Fiscal Year 2001, the Company entered into thirteen sale-leaseback transactions that were accounted for as capital leases for real estate in the amount of $7.2 million. No gain or loss was deferred or recognized in connection with these transactions.

         The Company had a $10.0 million sale-leaseback credit facility available with CNL Fund Advisors (“CNL”) that expired in January 2001. The credit facility with CNL was available for the development of new Roadhouse Grill restaurants.

         During Fiscal Year 2000, the Company entered into agreements for the sale and leaseback of certain restaurant equipment for a period of 60 months, which were recorded as operating leases. The equipment was sold at book value of approximately $5.7 million.

         During Fiscal Year 2000, the Company amended various sale-leaseback agreements it had with Franchise Finance Corporation of America (“FFCA”) and CNL. The amended sale-leaseback agreements were then treated as operating leases as of the effective date of the amendment. As a result of this amendment, approximately $4.9 million in property and equipment and $5.1 million in capital lease debt were removed from the balance sheet and a gain of approximately $179,000 was recognized in the accompanying consolidated statement of operations.

         The Company had a $18.5 million sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) for the development of new Roadhouse Grill restaurants that expired in December 2001.

(12)	LONG-TERM DEBT

         A summary of long-term debt, as of April 28, 2002 and April 29, 2001, respectively, follows:

($ in thousands)	2002	2001

Loan payable to Finova Capital Corporation in the principal amount of $15.0 million; interest payable at 9.55%; principal and interest payable in equal consecutive monthly installments of $157,087 each through October 1, 2012. The facility consists of a 15-year term loan collateralized by real estate.	$12,293	$13,077

Loan payable to Finova Capital Corporation in the principal amount of $2.9 million; interest payable at 8.96%; principal and interest payable in equal consecutive monthly installments of $36,420 each through April 2008. The facility consists of a 10-year loan collateralized by personal property and fixtures at four Company owned-restaurants.	2,147	2,247

Note payable to First Union National Bank in the principal amount of $1.7 million; interest payable at one-month LIBOR rate plus 1.90%; principal and interest payable in consecutive monthly installments through March 1, 2004. The loan is a 5-year term loan collateralized by personal property and fixtures at the Company’s new corporate facility.	1,580	1,652

Master Security Agreement with Pacific Financial Company for two 5-year term loans in the principal amount of $881,987; interest payable at 10.74%; principal and interest payable in equal consecutive monthly installments of $17,566 through February 2004. There is a principal balloon payment of $88,199 due at the end of the term. The loans are collateralized by personal property and fixtures at three Company-owned restaurants.	452	564

Loan payable to First Union National Bank in the principal amount of $1.3 million; principal and interest payable in consecutive monthly installments through May 1, 2010. The loan was originally short-term in nature, as a 120-day promissory note. However, this note was refinanced to a 10-year loan with the interest payable at one-month LIBOR rate plus 1.75%.	1,129	1,254

Working Capital Line of Credit payable to Finova Capital Corporation in the principal amount of $5 million; interest payable at prime rate plus 2%; principal balloon payments of $1.0 million, $2.0 million, $1.0 million, and $1.0 million due November 15, 2001, October 28, 2001, December 9, 2001 and January 13, 2002, respectively, interest payable on a monthly basis.	5,000	5,000

Note payable to Finova in the principal amount of $1.196 million; interest payable at 10.11%; principal and interest payable in equal consecutive monthly installments of $14,366 through May 1, 2012.	1,107	1,146

Note payable to Finova in the principal amount of $920,087; interest payable at 10.11%; principal and interest payable in equal consecutive monthly installments of $11,054 through May 1, 2012.	864	882

Note payable to Finova in the principal amount of $931,591; interest payable at 10.33%; principal and interest payable in equal consecutive monthly installments of $11,311 through June 1, 2012.	867	897

Note payable to Finova in the principal amount of $972,023; interest payable at 10.49%; principal and interest payable in equal consecutive monthly installments of $11,893 through June 1, 2012.	905	937

Note payable to Finova in the principal amount of $1.186 million; interest payable at 10.53%; principal and interest payable in equal consecutive monthly installments of $14,537 through June 1, 2012.	1,105	1,143

Note payable to Finova in the principal amount of $828,572; interest payable at 9.89%; principal and interest payable in equal consecutive monthly installments of $9,849 through September 1, 2012.	791	807

Note payable to Finova in the principal amount of $1.239 million; interest payable at 9.74%; principal and interest payable in equal consecutive monthly installments of $14,616 through November 1, 2012.	1,175	1,215

($ in thousands)	2002	2001

Note payable to Finova in the principal amount of $1.329 million; interest payable at 9.74%; principal and interest payable in equal consecutive monthly installments of $15,685 through November 1, 2012.	1,261	1,304

Note payable to FFCA Acquisition Corp. in the principal amount of $1.850 million; interest accrues from the date of the note to the Initial Change Date as defined, at LIBOR plus 4 percent; and from the Initial Change Date and on the first day of each month thereafter, interest accrues at the sum of LIBOR plus 4 percent and then LIBOR variable, as defined all outstanding amounts as of the date of completion of the Port Richey facility payable in monthly installments beginning the first day of the month immediately following the month in which the final disbursement under the Note occurs and shall continue over a period of twenty years.	1,445	1,445

Note payable to FFCA Acquisition Corp. in the principal amount of $1.625 million; interest accrues at Libor plus 5.25 percent (10.31 percent at April 30, 2001); all outstanding amounts as of the date of completion of the Titusville facility shall be payable in monthly installments beginning the first day of the month immediately following the month in the final disbursement under the Note occurs and shall continue over a period of twenty years. This debt recorded in Fiscal Year 2001 was a temporary construction loan for which only interest was paid. In Fiscal Year 2002 it was converted to an operating lease. As a result, the debt, along with the related land and building, were removed from the balance sheet in Fiscal Year 2002. There was no P&L impact in Fiscal Year 2002.	—	1,443

Note payable to FFCA Acquisition Corp. in the principal amount of $971,320; interest payable of LIBOR plus 4%; all outstanding amounts as of the date of completion of the Weston facility shall be payable in monthly installments beginning the first day of the month immediately following the month in the final disbursement under the Note occurs and shall continue over a period of twenty years.	971	—

Total long-term debt obligations	33,092	35,013

Less current installments	33,092	33,077

Long-term debt, net of current installments	$—	$1,936

         The carrying amount of assets used as collateral was approximately $36.1 million and $46.3 million at April 28, 2002 and April 29, 2001, respectively.

         The Company had a $10.0 million sale-leaseback credit facility available with CNL that expired in January 2001.

         During Fiscal Year 2000, the Company entered into agreements for the sale and leaseback of certain restaurant equipment for a period of 60 months, which were recorded as operating leases. The equipment was sold at book value of approximately $5.7 million.

         During Fiscal Year 2000, the Company amended various sale-leaseback agreements it had with FFCA and CNL. The amended sale-leaseback agreements were then treated as operating leases as of the effective date of the amendment. As a result of this amendment, approximately $4.9 million in property and equipment and $5.1 million in capital lease debt were removed from the balance sheet and a gain of approximately $179,000 was recognized in the accompanying consolidated statement of operations.

         The Company had a $18.5 million sale-leaseback credit facility with FFCA for the development of new Roadhouse Grill restaurants that expired in December 2001.

         During Fiscal Year 2002, the Company did not enter into any new sale-leaseback transactions.

(13)	NOTES PAYABLE

         On February 14, 2001, Berjaya (which owns approximately 62% of the Company’s common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum, is payable by the Company on demand at any time after August 14, 2001, and is collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to the Confirmed Plan, on the Effective Date, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of New Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

         Due to the Company’s liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company (“CBBC”), the Company’s then principal food supplier, for trade payables. The notes were to bear interest at 9.5%. The note for $4.4 million was due no earlier than 180 days from the date of the note. The $1.5 million note matured on April 21, 2001. The Company was unable to make the $1.5 million payment on April 21, 2001. In July 2001, CBBC agreed to restructure the notes. Under the new terms of the notes, the Company paid CBBC $200,000 in July 2001. The Company was also required to pay CBBC an additional $1.0 million on or before September 30, 2001. If the $1.0 million payment was made, the notes were to be amortized over 48 months bearing interest at 11.5%. The notes were to be secured by the unencumbered fixed assets of 17 restaurant locations. In September 2001, the Company paid CBBC approximately $0.6 million but was unable to pay the additional $0.4 million required by the two new notes. The Company is currently working with CBBC to restructure the term of the notes. As of April 28, 2002, the Company owed CBBC approximately $5.3 million. This debt is being restructured as a result of the Confirmed Plan.

         In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. (“Tinsley”) for the $1.7 million due to Tinsley for advertising services previously provided by Tinsley to the Company. Pursuant to the terms of the repayment plan, the Company paid Tinsley $50,000 seven days after the date of the note and was obligated to pay Tinsley $20,000 a week from April 1, 2001 through August 31, 2001 and $40,000 per week thereafter until the debt is paid in full. In November of 2001, Tinsley and the Company modified the agreement. The Company was then required to pay $18,000 per week until the debt is fully satisfied. In February of 2002, the agreement was modified again. The new agreement reduced the weekly payments to $12,000 per week. The Company is currently working with Tinsley to restructure the term of the note. As of April 28, 2002, the Company owed Tinsley approximately $0.7 million. This debt is being restructured as a result of the Confirmed Plan.

(14)	LIABILITIES SUBJECT TO COMPROMISE

         Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date are stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the petition date and the relief date) contractual obligations may not be enforced against Roadhouse Grill. The Company received approval from the Court to pay certain pre-petition and “Gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities as of April 28, 2002 which were incurred Pre-petition or during the “Gap period” have been classified as liabilities subject to compromise.

         Pursuant to an order of the Court notices were mailed to all known creditors that the deadline for filing proofs of claim with the Court was July 31, 2002. Amounts that have been recorded may be different than amounts filed by creditors; any such adjustments will be recorded in the fiscal quarter following confirmation of the Plan. The number and amount of allowed claims cannot be presently ascertained.

         The following table summarizes the components of the liabilities included in the line Pre-Petition Liabilities Subject to Compromise in the Consolidated Balance Sheet as of April 28, 2002.

Accounts Payable	3,801

Accrued Expenses	5,043

Accrued Restructuring Charges	2,626

Note Payable Shareholder	1,500

Short Term Notes Payable	4,785

Long Term Debt	33,092

Capital Lease Debt	3,910

Total	54,757

         The following table summarizes the components of the liabilities included in the line Gap Liabilities Subject to Compromise in the Consolidated Balance Sheet as of April 28, 2002.

Accounts Payable	1,840

Accrued Expenses	341

Total	2,181

(15)	STOCK OPTION PLANS

         A Stock Option Plan (the “Original Plan”) was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees. Options to purchase 521,099 shares of the Company’s common stock were granted and remain outstanding as of April 28, 2002. These options vest over a three-year period from the date of grant and are exercisable for a period of ten years after grant. The options were granted at fair market value on the date of grant.

         In February 1998, options were granted to the President and Chief Executive Officer, the general counsel and a consultant of the Company to purchase 300,000 shares of the authorized, but unissued shares of common stock at a purchase price of $3.50 per share. According to the terms of the agreement (the “Agreement”), these options vested as follows: 100,000 vested at the date of grant, 100,000 vested upon attainment and maintenance of an average closing price for the Company’s common stock, over a ten day period, of at least $6.50 per share, and the final 100,000 vested upon attainment and maintenance of an average closing price for the Company’s common stock, over a ten day period, of at least $9.50 per share. The Agreement was later amended (effective as of the grant date) with respect to the vesting schedule and the general counsel and consultant became employees of the Company. According to the terms of the amended agreement, all the options vest at the date of grant. The options are exercisable for a period of ten years after grant. In addition, the Company granted options to purchase 15,000 shares of common stock, at $3.50 per share, to the family of Tan Kim Poh, deceased former Chairman of the Board of Directors of the Company. These options were all granted outside the Plan. No compensation expense was recorded as a result of these issuances during Fiscal Year 2002, Fiscal Year 2001 or Fiscal Year 2000. The options were granted at fair market value on the date of grant.

         On December 16, 1998, the Company adopted the 1998 Omnibus Stock Option Plan (the “1998 Plan”). The 1998 Plan was adopted for employees, key executives and directors of the Company, and options to purchase 324,500 shares of common stock at an exercise price of $6.00 per share were granted by the Company. Of these options, 118,000 options vest over a three-year period from December 16, 1998, and are exercisable for a period of ten years after the date of grant. The remaining 206,500 options vest over a three-year period beginning on December 16, 1999, and are exercisable for a period of ten years after the date of grant. The Company did not recognize compensation expense related to the issuance of these options due to issuance at fair market value.

         On November 4, 1999, the Company’s Shareholders voted to amend the 1998 Omnibus Stock Option Plan whereby the number of shares issuable under the plan increased from 236,000 to 436,000.

         At April 28, 2002, there were 419,971 additional shares available for grant under the Original Plan and the 1998 Plan. No stock options were granted during Fiscal Year 2002 or Fiscal Year 2001. The weighted average fair value of stock options granted during Fiscal Year 2000 was as follows using the Black-Scholes option-pricing model with the following weighted average assumptions:

Fifty-Three
Weeks Ended
April 30, 2000

Weighted average fair value	$3.81

Expected dividend yield	0.0%

Risk-free interest rate	5.2%

Historical volatility	70%

Expected life	5 years

         There were no options issued during Fiscal 2002 or Fiscal 2001. On February 11, 1997, the Board of Directors authorized a repricing program for the Original Plan which allowed employees to elect to reprice all of their outstanding options to purchase common stock of the Company, granted under the Stock Option Agreement dated May 1, 1996. Effective February 11, 1997, the employees’ stock options were repriced to $6.75 per share and registered with the Securities and Exchange Commission (the “SEC”) effective July 2, 1997.

         The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, in accounting for its Plans and, accordingly, recognized compensation expense for certain options, as discussed above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

	($ in thousands, except per share data)
	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	April 28, 2002	April 29, 2001	April 30, 2000

Net (loss) income

As reported	$(21,443)	$(15,856)	$2,606

Pro forma	(21,443)	(16,262)	2,485

Basic net (loss) income per share

As reported	$(2.21)	$(1.63)	$0.27

Pro forma	(2.21)	(1.67)	0.26

Diluted net (loss) income per share

As reported	$(2.13)	$(1.63)	$0.27

Pro forma	(2.13)	(1.67)	0.25

         Pro forma net (loss) income reflects only options granted during Fiscal Year 2000 and Fiscal Year 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is reflected over the options’ vesting period ranging from one to three years.

         Stock option activity during the periods indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at April 25, 1999	828,957	5.25

Granted	55,505	6.00

Exercised	—	—

Forfeited	(58,767)	6.27

Expired	—	—

Balance at April 30, 2000	825,695	5.24

Granted	—	—

Exercised	—	—

Forfeited	(144,799)	6.11

Expired	—	—

Balance at April 29, 2001	680,896	5.04

Granted	—	—

Exercised	—	—

Forfeited	(159,797)	6.51

Expired	—	—

Balance at April 28, 2002	521,099	4.61

         At April 28, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and 5.9 years, respectively.

         At April 29, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and 6.8 years, respectively.

         At April 30, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and 7.9 years, respectively.

         At April 28, 2002, April 29, 2001, and April 30, 2000 the number of options exercisable was 521,099, 640,869 and 657,673, respectively, and the weighted average exercise price of those options was $4.61, $4.98 and $5.01, respectively.

         Upon confirmation of the Confirmed Plan effective August 21, 2002, the 1998 Plan was terminated. The Company plans to implement a new stock option plan during fiscal year 2003, subject to shareholder approval.

(16)	ADVERTISING COSTS

         Advertising costs are expensed as incurred and amounted to $2.6 million, $3.5 million, and $4.4 million in fiscal 2002, fiscal 2001, and fiscal 2000, respectively. These costs are included in the Occupancy and Other Costs in the Consolidated Statement of Operations.

(17)	SELF-FUNDED INSURANCE

         The Company is self-funded for a portion of its exposure for losses related to group medical, workers compensation, and general liability costs. It is the Company’s policy to record self-funded reserves, as determined actuarially, based upon claims filed and estimates of claims incurred but not yet reported.

(18)	BANKRUPTCY ACCOUNTING

         Since the Company entered into Chapter 11 bankruptcy, it has applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to the Chapter 11 distinguish transactions and events that are directly associated with the reorganization from those transactions that are the result of ongoing operations of the business.

(19) INCOME TAXES

         Income tax expense for Fiscal Year 2002, Fiscal Year 2001, and Fiscal Year 2000 consists of the following:

	($ in thousands)
	April 28, 2002	April 29, 2001	April 30, 2000

Current:

Federal	$—	$(595)	$(16)

State	49	19	(4)

	49	(576)	(20)

Deferred:

Federal	—	2,238	78

State	—	156	20

	—	2,394	98

Total income tax expense before tax Benefit

from cumulative effect of change

Change in accounting principle	49	1,818	78

Tax benefit from cumulative change in Accounting principle	—	—	(248)

Total income tax expense	49	1,818	(170)

The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows:

	( $ in thousands)
	April 28, 2002	April 29, 2001

Deferred tax assets:

Tax credit carryforwards	2,935	2,624

NOL/Capital Loss Carryforwards	3,950	1,339

Accrued workers’ compensation	263	322

Property and equipment	4,547	2,447

Restructuring Reserves	1,755	—

Other	808	257

Less: valuation allowance	(14,258)	(6,800)

Deferred tax liabilities:

Other	—	(189)

	$—	$—

The valuation allowance for deferred tax assets was $14.3 million and $6.8 million as of April 28, 2002 and April 29, 2001, respectively. The valuation allowance increased by $7.5 million because management determined it is more likely than Not that the Company will not be able to utilize its deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.

At April 28, 2002, the Company had available net operating loss carryforwards of approximately $9.3 million which will expire in years beginning in 2021and 2022.

The actual income tax expense differs from the “expected” income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes ) for fiscal year 2002 and 2001 is as follows:

	( $ in thousands)
	April 28, 2002	April 29, 2001

Income taxes at statutory rates	(34.00)%	(34.00)%

State and local taxes, net of benefit	3.63%	0.82%

FICA tip tax credit	1.18%	1.27%

Other items	(5.68)%	3.44%

Permanent Differences	0.26%	—

Change in valuation allowance %	34.76%	41.42%

	0.15%	12.95%

(20) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

         The Company currently owns and operates 34 (49%) of its 69 restaurants (after the four closings subsequent to April 28, 2002) within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy. Furthermore, the Company may be affected by changing conditions within the food service industry.

         For Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000, two suppliers comprised approximately 66%, 33% and 27%, respectively, of the Company’s purchases. Purchases from these suppliers were approximately $47.4 million, $35.3 million and $33.6 million for Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000, respectively.

(21) COMMITMENTS AND CONTINGENCIES

         The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company’s financial condition.

         The Company plans to open the two Company-owned restaurants under construction or development as of April 28, 2002 in fiscal year 2003. The Company expects that the average cash investment required to open these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.8 million per restaurant. It is expected that this amount will be funded by cash from operations.

         On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so.

         The Company is the guarantor of equipment leases for three restaurants owned by Roadhouse Operating. Roadhouse Operating is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of April 28, 2002. Approximately $250,000 of these payments was in arrears as of April 28, 2002. The Company is currently in negotiations with the lessors and Roadhouse Operating to restructure the lease agreements and bring the payments current. Should these negotiations fail, under the guaranty the Company could be held liable to make payment to the lessors.

CLASS ACTION SUIT

         As a result of a review of its accounting records, the Company, in August 2001, restated its previously reported, audited financial statements for the fiscal years ended April 30, 2000, and April 25, 1999, and the related, unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended July 30, 2000, October 29, 2000, and January 28, 2001. In connection with the restatement, the Company filed amended Form 10-Ks for fiscal years 2000 and 1999, and amended Form 10-Qs for the fiscal 2001, 2000 and 1999 quarters containing the restated financial statements.

         The restatement occurred because of a determination by the Company that certain operating expenses were more appropriately attributable to fiscal 2000 and 1999 than later periods. The restatement resulted in a decrease in net income for fiscal 2000 and 1999, and the related quarterly periods, and an increase in net income for the quarters ended July 30, 2000, October 29, 2000, and January 28, 2001.

         On April 10, 2002, a purported class action complaint alleging violations of federal securities laws was filed in the United States District Court for the Southern District of Florida against the Company, the chairman of the Company’s board of directors, and the Company’s president and chief executive officer. This action (the “Action”) is styled: Sears v. Roadhouse Grill, Inc, et al., Case No. 02-CV-60493.

         The Action purports to be brought on behalf of all purchasers of the stock of the Company between August 31, 1998, and August 1, 2001, with certain exclusions, and appears to be based principally if not solely on the fact that certain financial statements have been restated as described above. The Company believes there is no merit to the Action. The Company further believes that, under section 510(b) of the Bankruptcy Code, even if claims of the type asserted in the Action are allowed, they will be subordinated, in the Chapter 11 Case, to the claims of all creditors of the Company. Accordingly, such claims are treated under the Reorganization Plan as subordinate to the claims of all creditors. To the extent, if any, such claims are allowed, they will share in the distribution of stock in Reorganized Roadhouse Grill with the Holders of the Old Common Stock, and will not dilute the recoveries of Roadhouse Grill’s creditors. The Company believes there is no merit to the Action.

         As the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on April 16, 2002, any claims in this Action should have been filed by the plaintiffs with the United States Bankruptcy Court for the Southern District of Florida (“the Court”). If the plaintiffs had filed a claim with the Court, their claim against the Company would have been subordinated to the claims of all creditors of the Company. However, no claim against the Company was filed during the bankruptcy proceedings. Therefore, based on discussions with counsel, it is the Company’s expectation that the case against the Company will be dismissed. Should the Action brought by the plaintiffs not be dismissed, the plaintiffs will share in the distribution of stock in Reorganized Roadhouse Grill with the Holders of the Old Common Stock, and will not dilute the recoveries of Roadhouse Grill’s creditors.

         The Company believes that the individual defendants are covered, with respect to the claims asserted in the Action, by the Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Co. of Pittsburgh, Pa. The policy provides directors and officers liability coverage and corporate securities coverage. It has aggregate limits of $5,000,000 and a self-insured retention for securities claims of $250,000. With respect to the case against the defendants, the Company will indemnify the individual defendants to the extent deductibles are paid.

(22) OTHER

         As of April 28, 2002 the Company had paid $158,206 to Cornerstone Consulting Group, LLC. for interim CFO and consulting services including expenses. No amounts were paid during fiscal years 2001 or 2000.

(23) EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         On June 3, 1997, the Board of Directors of the Company approved a plan to provide mid-level employees with an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). As an alternative to providing highly compensated employees with participation in such 401(k) plan, which would have required the Company to extend plan benefits to a broader group of employees, the Company also authorized a Supplemental Executive Retirement Plan (the “SERP”) for execution. A formal plan, in each case, was adopted by the Company during the fourth quarter of 1997.

         The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000 was approximately $19,000, $14,800 and $16,300, respectively.

         The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000 was approximately $112,500, $147,000 and $116,500, respectively.

(24) RELATED PARTY TRANSACTIONS

         Berjaya directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia. In January 1996, the Company entered into the Hong Kong Master Development Agreement which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the Hong Kong Master Development Agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia’s Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but it is responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty based on gross sales in connection with the operation of each of its restaurants. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees and 40% of any royalty fee payable by the third party franchisee, subject to limitations on the amounts payable to the Company of $10,000 per restaurant in the case of franchise and reservations fees and royalty fees based on gross sales. The Company did not recognize royalty income from Roadhouse Grill Hong Kong for Fiscal Year 2002, Fiscal Year 2001 or Fiscal Year 2000.

         In January 1996, the Company also entered into the Asia Master Development Agreement, which covers countries in Asia and the Pacific Rim (other than Hong Kong), including but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. Under the Asia Master Development Agreement, Roadhouse Grill Asia is required to open and maintain at least 30 Roadhouse Grill restaurants during the first ten years of the term of the agreement, with a minimum of two restaurants to be developed each year. Under certain circumstances, Roadhouse Grill Asia or the Company may grant franchises to third parties in the territory. The fee arrangements under the agreement are substantially the same as those under the Hong Kong Master Development Agreement.

         As of December 28, 1997, there were three Roadhouse Grill restaurants operating in Malaysia under the Asia Master Development Agreement. Subsequently, two of the franchisees in Malaysia ceased operations, and two new restaurants were opened in Malaysia. As of April 28, 2002, there were three Roadhouse Grill restaurants operating in Malaysia. The Company accrued $84,000, $40,000 and $12,000 in royalty income from those restaurants during Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000, respectively. As of April 28, 2002, $125,510 of the Royalty Receivable from Roadhouse Grill Asia has been fully reserved due to lack of payment. The remaining receivable of $86,399 is not reserved, as it will be offset by interest payable to Berjaya.

         National Retail Group, Inc. (“NRG”) is an affiliate of Ayman Sabi. Mr. Sabi was and remains a director of the Company, was Chairman of the Company’s Executive Committee from November 1997 to February 1998, and was elected President and Chief Executive Officer of the Company on February 6, 1998. Martin Bernholz, President of NRG, is Secretary of the Company and in-house counsel of the Company as of April 25, 1999. During Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000, the Company paid fees and reimbursed expenses in the aggregate amount of $0, $3,345, and $1,069,316 respectively to NRG.

         On February 14, 2001, Berjaya (which owns approximately 62% of the Company’s common stock) loaned the Company $1.5 million. The loan is evidenced by a promissory note which bears interest at 10% per annum and is payable by the Company on demand at any time after August 14, 2001 and is collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to the Confirmed Plan, on the Effective Date, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of New Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

(25) NET (LOSS) INCOME PER COMMON SHARE (“EPS”)

         Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows;

	Fifty-two Weeks Ended April 28, 2002

	Net Income	Shares	Amount

	($ in thousands, except per share data)
BASIC EPS

Net (loss) income available to common shareholders	$(21,443)	9,708,741	$(2.21)

EFFECT OF DILUTIVE SECURITIES

Stock options	—	—	—

DILUTED EPS	$(21,443)	9,708,741	$(2.21)

         Options to purchase 521,099 shares of common stock at a weighted average exercise price of $4.61 per share were outstanding during Fiscal Year 2002, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 28, 2002. No new options were granted during Fiscal Year 2002. Convertible debt is not included in the computation of diluted EPS because the Company recognized a loss for the Fiscal year 2002 and including such conversion would result in antidilutive EPS.

	Fifty-two Weeks Ended April 29, 2001

	Net Income	Shares	Amount

	($ in thousands, except per share data)
BASIC EPS

Net (loss) income available to common shareholders	$(15,856)	9,708,741	$(1.63)

EFFECT OF DILUTIVE SECURITIES

Stock options	—	—	—

DILUTED EPS	$(15,856)	9,708,741	$(1.63)

         Options to purchase 680,896 shares of common stock at a weighted average exercise price of $5.04 per share were outstanding during Fiscal Year 2001, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 29, 2001. No new options were granted in Fiscal Year 2001. Convertible debt is not included in the computation of diluted EPS because the Company recognized a loss for the Fiscal year 2001 and including such conversion would result in antidilutive EPS.

	Fifty-three Weeks Ended April 30, 2000

	Net Income	Shares	Amount

	($ in thousands, except per share data)
BASIC EPS

Net income available to common shareholders	$2,606	9,708,741	$0.27

EFFECT OF DILUTIVE SECURITIES

Stock options	—	83,278	—

DILUTED EPS	$2,606	9,792,019	$0.27

         Options to purchase 525,695 shares of common stock at a weighted average exercise price of $6.21 per share were outstanding during Fiscal Year 2000, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on varying dates, were still outstanding as of April 30, 2000.

(26) PRO FORMA BALANCE SHEET

         The following is a pro forma balance sheet of the Company’s estimated position at the time of reorganization under the Chapter 11 bankruptcy.

	RGH Fiscal
	April 28, 2002			CONFIRMATION
				PROFORMA
	YTD			BALANCE SHEET

				UNAUDITED
Current assets

Cash and cash equivalents	$3,193,270	(1)	$600,000	$3,793,270

Accounts receivable	491,665		0	491,665

Inventory	1,305,177		0	1,305,177

Prepaid expenses	2,627,935		0	2,627,935

Total current assets	7,618,047		600,000	8,218,047

Property, plant & equipment, net	71,926,161	(2)	4,393,000	76,319,161

Intangible assets, net of accumulated amortization	1,934,831		0	1,934,831

Other assets	1,874,938		0	1,874,938

Total assets	$83,353,977		$4,993,000	$88,346,977

Current liabilities:

Accounts payable	$7,253,661	(3)	($4,478,960)	$2,774,701

Accrued expenses	17,285,019	(4)	(6,831,000)	10,454,019

Note payable shareholder	1,500,000	(5)	(1,500,000)	0

Short-term note payable	4,785,040	(6)	(4,785,040)	0

Current portion of long-term debt	0	(7)	4,549,000	4,549,000

Current portion of capital lease payable	0	(8)	926,000	926,000

Total current liabilities	30,823,720		(12,120,000)	18,703,720

Other liabilities

Long-term debt	33,092,369	(9)	11,539,000	44,631,369

Capital lease payable	3,909,939	(10)	(926,000)	2,983,939

Total liabilities	67,826,028		(1,507,000)	66,319,028

Shareholders’ equity

Common stock	291,262	(11)	585,356	876,618

Paid in capital	50,038,843	(12)	5,914,644	55,953,487

Accumulated deficit	(34,802,156)		0	(34,802,156)

Total shareholders’ equity	15,527,949		6,500,000	22,027,949

Total liabilities and shareholders’ equity	$83,353,977		$4,993,000	$88,346,977

1) Received $5,000,000 from DIP financing and paid $4,400,000 due on effective date.

2) $4,393,000 transferred into property and equipment due to conversion of operating leases to notes payable.

3) Recording $2,300,000 of effective date payments and conversion of accounts payable to long-term debt of $2,178,960.

4) $5,731,000 represents rejected leases, real estate taxes and accrued interest converted to debt and $1,100,000 in effective date payments.

5) Shareholder receives equity in full satisfaction of $1,500,000 note payable.

6) Reclassified to long-term notes payable.

7) To record current portion of long-term debt.

8) To record current portion of capital lease payable.

9) Record conversion of closed store leases, accounts payable, rejected leases and accrued expenses into long-term debt totaling $17,088,000 less $1,000,000 of effective date payments and $4,549,000 reclassed to current portion of long-term debt.

10) Adjustment to reclassify $926,000 into current portion of capital lease payable.

11) To record additional common stock.

12) To record additional paid in capital resulting from shares issued in connection with DIP financing and issuance of stock to shareholder in full satisfaction of note payable.

(27) QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations for Fiscal Year 2001 and Fiscal Year 2000 with the quarters structured according to the fiscal year:

	($ in thousands, except per share data)
	1ST QTR	2ND QTR	3RD QTR	4TH QTR	TOTAL YEAR

2002:

Total revenues	$43,230	$39,388	$36,477	$39,887	$158,982

Operating income (loss)	(1,118)	(7,661)	(502)	(8,243)	(17,524)

Loss before cumulative effect of change in accounting principle	(2,194)	$(8,976)	(1,644)	(8,629)	(21,443)

Cumulative effect of change in accounting principle	—	—	—	—	—

Net loss	$(2,194)	$(8,976)	(1,644)	(8,629)	(21,443)

Basic net loss per common share:

Basic net loss before cumulative effect of change in accounting principle	$(0.23)	$(0.92)	$(0.17)	$(0.89)	$(2.21)

Cumulative effect of change in accounting principle	—	—	—	—	—

Basic net loss per common share	$(0.23)	$(0.92)	$(0.17)	$(0.89)	$(2.21)

Diluted net loss per common share:

Diluted net loss before cumulative effect of change in accounting principle	$(0.23)	$(0.92)	$(0.17)	$(0.89)	$(2.21)

Cumulative effect of change in accounting principle	—	—	—	—	—

Diluted net loss per common share	$(0.23)	$(0.92)	$(0.17)	$(0.89)	$(2.21)

2001:

Total revenues	$41,420	$39,396	$41,789	$45,450	$168,055

Operating income (loss)	499	(3,296)	(6,571)	(1,815)	(11,183)

Loss before cumulative effect of change in accounting principle	(111)	$(2,829)	(10,813)	(2,103)	(15,856)

Cumulative effect of change in accounting principle	—	—	—	—	—

Net loss	$(111)	$(2,829)	$(10,813)	$(2,103)	$(15,856)

Basic net loss per common share:

Basic net loss before cumulative effect of change in accounting principle	$(0.01)	$(0.29)	$(1.11)	$(0.22)	$(1.63)

Cumulative effect of change in accounting principle	—	—	—	—	—

Basic net loss per common share	$(0.01)	$(0.29)	$(1.11)	$(0.22)	$(1.63)

Diluted net loss per common share:

Diluted net loss before cumulative effect of change in accounting principle	$(0.01)	$(0.29)	$(1.11)	$(0.22)	$(1.63)

Cumulative effect of change in accounting principle	—	—	—	—	—

Diluted net loss per common share	$(0.01)	$(0.29)	$(1.11)	$(0.22)	$(1.63)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified, Dated June 12, 2002

2.2	Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified, Dated June 12, 2002

2.3	Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified

99.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements