Form 10-Q
period 2002-07-28
ROADHOUSE GRILL INC
filed 2002-11-08
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended July 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of the registrant’s common stock outstanding as of November 7, 2002 was 29,220,608.

ROADHOUSE GRILL, INC.

FORM 10-Q
THIRTEEN WEEKS ENDED JULY 28, 2002

Part 1 – Financial Information

Item 1. Financial Statements

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
JULY 28, 2002 AND APRIL 28, 2002
($ in thousands, except share data)

	July 28, 2002	April 28, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,590	$3,193
Accounts receivable, net of allowance for doubtful accounts of $336 and $294 at July 28, 2002 and April 28, 2002, respectively	386	475
Income tax receivable	17	17
Inventory	1,200	1,305
Prepaid expenses	2,594	2,628

Total current assets	6,787	7,618
Property & equipment, net of accumulated depreciation of $44,683 and $42,766 at July 28, 2002 and April 28, 2002, respectively	70,264	71,926
Goodwill	1,527	1,527
Other intangible assets, net of accumulated amortization of $116 and $107 at July 28, 2002 and April 28, 2002, respectively	399	408
Other assets	1,748	1,875

Total assets	$80,725	$83,354

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,591	$1,603
Accrued expenses	8,240	7,220
Restructuring accrual	2,024	2,065

Total current liabilities not subject to compromise	12,855	10,888
Pre-petition liabilities subject to compromise	52,944	54,757
Gap period liabilities subject to compromise	1,518	2,181

Total liabilities	67,317	67,826
Shareholders’ equity:
Common stock $0.03 par value. Authorized 30,000,000 shares; issued and outstanding 9,708,741 shares as of July 28, 2002 and April 28, 2002	291	291
Additional paid-in capital	50,039	50,039
Retained deficit	(36,922)	(34,802)

Total shareholders’ equity	13,408	15,528

Total liabilities and shareholders’ equity	$80,725	$83,354

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001
(Unaudited, $ in thousands, except earnings per share data)

	July 28, 2002	July 29, 2001

Total revenues	$35,939	$43,230
Operating expenses:
Cost of restaurant sales:
Food and beverage	12,055	15,363
Labor and benefits	12,038	13,947
Occupancy and other	8,836	9,989
Pre-opening expenses	2	356

Total cost of restaurant sales	32,931	39,655
Depreciation and amortization	1,967	2,473
General and administrative expenses	1,472	2,220
Reorganization expenses	1,479	—

Total operating expenses	37,849	44,348

Operating loss	(1,910)	(1,118)
Other (expense) income:
Interest expense, net	(210)	(1,076)

Loss before income taxes	(2,120)	(2,194)
Income tax expense	—	—

Net loss	$(2,120)	$(2,194)

Basic net loss per common share	$(0.22)	$(0.23)

Diluted net loss per common share	$(0.22)	$(0.23)

Weighted average common shares outstanding	9,708,741	9,708,741

Weighted average common shares and share equivalents outstanding-assuming dilution	9,708,741	9,708,741

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED JULY 28, 2002
(Unaudited, $ in thousands, except share data)

	Common Stock
			Additional Paid-in
	Shares	Amount	Capital	Retained Deficit	Total

Balance April 28, 2002	9,708,741	$291	$50,039	$(34,802)	$15,528
Net loss				(2,120)	(2,120)

Balance July 28, 2002	9,708,741	$291	$50,039	$(36,922)	$13,408

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JULY 28, 2002 AND JULY 29, 2001
(Unaudited, $ in thousands)

	July 28,	July 29,
	2002	2001

Cash flows from operating activities:
Net loss	$(2,120)	$(2,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,967	2,473
Net Loss on sale/disposal of assets	12	—
Reorganization items	1,479	—
Changes in assets and liabilities:
Decrease in accounts receivable	89	786
Decrease in income tax receivable	—	439
Decrease (increase) in inventory	105	(112)
Decrease in prepaid expenses	34	297
Decrease (increase) in other assets	104	(26)
(Decrease) in accounts payable	(5)	(624)
(Decrease) in restructuring accrual	(367)	—
(Decrease) increase in accrued expenses	(629)	1,326

Net cash provided by operating activities	669	2,365

Cash used for reorganization items	(385)	—
Cash flows from investing activities:
Purchase of property and equipment	(282)	(780)

Net cash used in investing activities	(282)	(780)

Cash flows from financing activities:
Payments on notes to vendor	—	(185)
Repayment of long-term debt	(465)	(413)
Payments on capital lease obligations	(140)	(362)

Net cash used in financing activities	(605)	(960)

(Decrease) increase in cash and cash equivalents	(603)	625
Cash and cash equivalents at beginning of period	3,193	1,582

Cash and cash equivalents at end of period	$2,590	$2,207

Supplementary disclosures:
Interest paid	$131	$1,013

Income taxes paid	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The financial statements of Roadhouse Grill, Inc. (the “Company”) for the thirteen weeks ended July 28, 2002 and July 29, 2001 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 28, 2002 (“fiscal year 2002”).

The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

The results of operations for the thirteen weeks ended July 28, 2002 are not necessarily indicative of the results for the entire fiscal year ending April 27, 2003 (“fiscal year 2003”).

Since the Company entered into Chapter 11 bankruptcy, it has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to the Chapter 11 bankruptcy distinguish transactions and events that are directly associated with the reorganization from those transactions that are the result of ongoing operations of the business.

(2)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On January 18, 2002 (the “Petition Date”), an involuntary petition (the “Involuntary Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against the Company by certain of its creditors, all of which were affiliated with one another (collectively, the “Petitioning Creditors”), in the United States Bankruptcy Court for the Southern District of Florida (the “Court”). The Company had recently experienced significant cash flow problems primarily resulting from the opening of 31 new restaurants in the past three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $21.4 million in fiscal year 2002. Prior to the filing of the Involuntary Petition, the Company had been in negotiations with the Petitioning Creditors and other major creditors in an effort to effect an out-of-court restructuring.

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

On April 16, 2002 (the “Relief Date”), the Court entered an order for relief and the Company filed its Chapter 11 plan of reorganization and its disclosure statement in support of the plan of reorganization. Subsequent to the entry of the order for relief, the Company temporarily operated its businesses as a debtor-in-possession pursuant to Chapter 11 of the Bankruptcy Code and concentrated its efforts on emerging from Chapter 11 as quickly as possible.

In its plan of reorganization, the Company classified the claims of its creditors and interests of its equity security holders and provided for the treatment of such claims and interests. Under the Bankruptcy Code, various classes of claims and interests were entitled to vote whether to accept or reject the plan of reorganization. However, the Court would not permit such a vote until it approved a disclosure statement containing information adequate to enable a hypothetical reasonable investor typical of holders of claims or interests of the relevant classes to make an informed judgment about the plan of reorganization.

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

Thereafter, Restaurants Acquisition I, Inc., an entity affiliated with the Petitioning Creditors, filed a competing plan of reorganization, dated July 15, 2002 (the “RAI Plan”). The Petitioning Creditors and creditors affiliated with them (collectively, “CNL”) vigorously opposed confirmation of the Plan. In addition, certain other creditors initially cast ballots rejecting the Plan and/or filed objections to confirmation of the Plan.

As the date of the confirmation hearing approached, the Company engaged in further negotiations with rejecting and objecting creditors in an effort to resolve their objections to the Plan. By August 19, 2002, most of the objections had been resolved and the Company filed a modification of the Plan (the “Modification”).

The principal remaining objections were the objections of CNL. However, the Company reached agreement with CNL shortly before the commencement of the confirmation hearing. Under the agreement, CNL withdrew its objections to the Plan, changed its rejections to acceptances of the Plan and caused the RAI Plan to be withdrawn. The agreement is embodied in a term sheet between the Company and CNL dated August 21, 2002.

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

The Confirmed Plan became effective on September 20, 2002 (the “Effective Date”). Following the Effective Date, the Company received an infusion of new capital of $5.0 million in exchange for 13,888,889 shares (47.53%) of additional Common Stock in the reorganized Company. The 13,888,889 shares were issued in a private placement pursuant to Section 4(2) of, or Regulation D promulgated under, the Securities Act of 1933, as amended (the “Private Placement Securities”). The Private Placement Securities were issued to Berjaya Group (Cayman) Limited (“Berjaya”), Prime Gaming Philippines, Inc. (“Prime”), TONTO Capital Partners GP, and Stephen C. Saterbo (“Saterbo”), as more particularly set forth in the table immediately below.

				Percentage
	Investment	Price/Share	Number of Shares	Ownership

Berjaya	$3 million	$.36	8,333,333	28.52%
Prime	$500,000	$.36	1,388,889	4.75%
TONTO Capital
Partners GP	$1 million	$.36	2,777,778	9.51%
Saterbo	$500,000	$.36	1,388,889	4.75%

Berjaya is the Company’s majority shareholder, representing, with its affiliates, ownership of approximately 71% of the Company’s Common Stock. Prime is an affiliate of Berjaya. It is 58% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is incorporated and headquartered in the Philippines. TONTO Capital Partners GP is associated with Ayman Sabi, the Company’s Chief Executive Officer, President, and a director. Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a major supplier to the Company.

Pursuant to the Confirmed Plan, Berjaya received, in full satisfaction of its $1.5 million loan to the Company, 4,166,667 shares of additional Common Stock at $.36 per share, representing 14.26% of the outstanding Common Stock in the reorganized Company.

In accordance with the Confirmed Plan, each existing holder of Common Stock received additional Common Stock equal to 15% of the shares previously held. After issuance of the additional shares, the existing shareholders have 11,165,052 shares, representing 38.21% of the stock in the reorganized Company. The total number of shares of Common Stock under the Confirmed Plan is 29,220,608.

Under the Confirmed Plan, substantial payments will be required to be made to pay administrative and other priority claims as well as amounts required to cure defaults on unexpired leases of real and personal property and executory contracts being assumed by the Company. The Company believes that its cash on hand together with the new equity infusion will provide sufficient funds to make these payments.

As restructured under the Confirmed Plan, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended periods. The Company’s ability to reorganize successfully will depend on, among other things, its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company has incurred $2.4 million of expenses relating to its reorganization, including $1.5 million during the thirteen weeks ended July 28, 2002. These expenses primarily include fees for legal, accounting, consulting, and outside services. On the date Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.8 million for the thirteen weeks ended July 28, 2002.

The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. The ability of the Company to continue as a going concern is predicated upon, among other things, consummation of the Confirmed Plan, the ability to generate cash flow from operations and the ability to obtain financing sources sufficient to satisfy future obligations. Please refer to Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.

(3) LIQUIDITY

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. In addition, capital requirements relating to the opening of new restaurants have been significant.

During fiscal year 2002, the Company’s primary sources of working capital were the sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) and working capital provided by operations. The FFCA debt is being restructured as a result of the Confirmed Plan. During fiscal year 2003, the Company’s primary sources of working capital are cash generated from operations and proceeds from possible sales of assets relating to closed facilities, net of any required debt repayments.

The Company expects to open two additional restaurants in fiscal year 2003 at a total cost of approximately $2.9 million, including approximately $1.3 million to be expended after the thirteen weeks ended July 28, 2002. It is expected that the cash required to develop new restaurants will be generated from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

The Company has experienced significant cash flow problems primarily due to the Company opening 31 new restaurants in the past three years. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the successful development of marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and possible sales of assets relating to closed facilities are insufficient to fund the Company’s financial commitments and previous losses, and support the Company’s continued growth, the Company will have to obtain additional financing. There can be no guarantee or assurance that additional financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

(4) ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In September of 2001, the Company closed one unprofitable restaurant. In October of 2001, the Company made the decision to close and sell 13 additional unprofitable restaurants. All but one of those restaurants was closed by November 12, 2001. The remaining restaurant is expected to be closed by the end of fiscal 2003. The Company recorded a $5.8 million asset impairment/restructure charge in the second quarter of fiscal year 2002. During the fourth quarter of fiscal year 2002, the Company revised its impairment/restructure charge for the 13 stores which were closed in the second quarter, from $5.8 million to $9.6 million. Also, in the fourth quarter of fiscal year 2002, the Company accrued for the asset impairment/restructure charge for four additional stores that were closed subsequent to April 28, 2002 and two undeveloped sites. The Company’s management made the decision to close these four stores and the decision not to build on two undeveloped sites in the fourth quarter of fiscal year 2002. However, the actual closing of the stores took place subsequent to the fiscal year end. The asset impairment/restructure charge relating to these four stores and the exit of two undeveloped sites amounted to $3.0 million.

The following is a summary of the significant components of the Company’s charge (in millions):

Asset Impairment	$7.5
Loss on Rejection of Lease Commitments	3.8
Lease Payments	1.1
Bank and Other Charges	0.2

Total	$12.6

Asset Impairment includes the estimated loss on the sale of the 18 locations. In the case of the five mortgage sites and the six sites on which the Company has a ground lease and has built a building, the charge represents the difference between the net book value of the assets and the estimated net sale proceeds after all fees and commissions. The Loss on Rejection of Lease Commitments represents the settlement amount of leases rejected under the bankruptcy. Lease Payments represent the value of anticipated lease payments until all of the real estate leased assets are sold. Bank and Other Charges include the cost to restructure all of the Company’s debt with its lenders and other fees associated with the Confirmed Plan including legal fees, loan documentation fees and other fees. Other Charges also include all of the other costs related to shut down of the locations including travel expense, the cost to relocate the food inventory and equipment to other locations and other miscellaneous costs.

     The following is a summary of the activity in the Company’s accrual for restructuring charges (in millions):

	Restructuring	Paid On or Prior to	Balance
	Charges	July 28, 2002	July 28, 2002

Loss on Rejection of Lease Commitments	$3.8	$—	$3.8
Lease Payments	1.1	0.7	0.4
Bank and Other Charges	0.2	0.1	0.1

Total	$5.1	$0.8	$4.3

The activity in the restructuring accrual included payments made for land and buildings. The $4.3 million ending accrual includes $2.3 million in liabilities subject to compromise. For the second quarter of fiscal year 2003, the Company will be reassessing its restructuring accrual, including obligations under the lease agreements, as a result of the confirmation of its Plan of Reorganization under Chapter 11 of the bankruptcy code and will record adjustments as appropriate based upon the final amended terms of the agreements.

(5) LONG-TERM DEBT

As of July 28, 2002, the Company owed Finova Capital Corporation $27.1 million for ten notes payable and a working capital line of credit. This debt is being restructured as a result of the Confirmed Plan.

As of July 28, 2002, the Company owed $5.5 million for two notes payable to First Union National Bank, one note to Pacific Financial Company, and two notes to FFCA. This debt is being restructured as a result of the Confirmed Plan.

Please see Note 11 for the Pro Forma Balance Sheet as of July 28, 2002 reflecting the impact of the reorganization under the Chapter 11 bankruptcy.

(6) NOTES PAYABLE

On February 14, 2001, Berjaya (which owns, with its affiliates, approximately 71% of the Company’s common stock) loaned the Company $1.5 million. Pursuant to the Confirmed Plan, Berjaya will receive, in full satisfaction of the $1.5 million loan, 4,166,667 shares of Common Stock at the rate of $.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

Due to the Company’s liquidity problems, on February 21, 2001, the Company issued two notes for an aggregate amount of $5.9 million to Colorado Boxed Beef Company (“CBBC”),

the Company’s then principal food supplier, for trade payables. As of July 28, 2002, the Company owed CBBC approximately $5.3 million. This debt is being restructured as a result of the Confirmed Plan. CBBC sold the note to a company that is affiliated with a member of the Company’s Board of Directors.

In April 2001, the Company agreed to a payment plan with Tinsley Advertising and Marketing Inc. (“Tinsley”) for amounts due to Tinsley for advertising services previously provided by Tinsley to the Company. As of July 28, 2002, the Company owed Tinsley approximately $0.6 million. This debt is being restructured as a result of the Confirmed Plan.

Please see Note 11 for the Pro Forma Balance Sheet as of July 28, 2002 reflecting the impact of the reorganization under the Chapter 11 bankruptcy.

(7) LIABILITIES SUBJECT TO COMPROMISE

Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date are stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations may not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities as of July 28, 2002 which were incurred pre-petition or during the “gap period” have been classified as liabilities subject to compromise.

Pursuant to an order of the Court, notices were mailed to all known creditors that the deadline for filing proofs of claim with the Court was July 31, 2002. Amounts that have been recorded may be different than amounts filed by creditors; any such adjustments will be recorded in the fiscal quarter following the Effective Date. The number and amount of allowed claims cannot be presently ascertained.

The following table summarizes the components of the liabilities included in the line Pre-petition liabilities subject to compromise in the Consolidated Balance Sheet as of July 28, 2002 (in thousands):

Accounts payable	$3,358
Accrued expenses	4,613
Accrued restructuring charges	2,291
Note payable shareholder	1,500
Short term notes payable	4,785
Long term debt	32,627
Capital lease debt	3,770

Total	$52,944

The following table summarizes the components of the liabilities included in the line Gap period liabilities subject to compromise in the Consolidated Balance Sheet as of July 28, 2002 (in thousands):

Accounts payable	$1,462
Accrued expenses	56

Total	$1,518

(8) COMMITMENTS AND CONTINGENCIES

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

The Action purports to be brought on behalf of all purchasers of the stock of the Company between August 31, 1998, and August 1, 2001, with certain exclusions, and appears to be based principally, if not solely, on the fact that certain financial statements have been restated as described above. The Company believes there is no merit to the Action. The Company further believes that, under section 510(b) of the Bankruptcy Code, even if claims of the type asserted in the Action are allowed, they will be subordinated, in the Chapter 11 Case, to the claims of all creditors of the Company. Accordingly, such claims are treated under the Confirmed Plan as subordinate to the claims of all creditors.

As the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on April 16, 2002, any claims in this Action should have been filed by the plaintiffs with the Court. If the plaintiffs had filed a claim with the Court, their claim against the Company would have been subordinated to the claims of all creditors of the Company. However, no claim against the Company was filed during the bankruptcy proceedings. Therefore, based on discussions with counsel, it is the Company’s expectation that the case against the Company will be dismissed. Should the Action brought by the plaintiffs not be dismissed, the plaintiffs will share in the distribution of stock in the reorganized company with the holders of the existing Common Stock, and will not dilute the recoveries of the Company’s creditors.

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

GUARANTOR OF EQUIPMENT LEASES

The Company is the guarantor of equipment leases for three restaurants owned by one of its franchisees, Roadhouse West G.P. Roadhouse West G.P. is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of July 28, 2002. Approximately $250,000 of these payments was in arrears as of July 28, 2002. The Company has been in negotiations with the lessors and Roadhouse West G.P. to restructure the lease agreements. Roadhouse West G.P. has recently filed for Chapter 11 Bankruptcy. As a result of the bankruptcy, the negotiations are stayed.

OTHER

The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company’s financial condition.

The Company plans to open the two Company-owned restaurants under construction or development as of July 28, 2002 in fiscal year 2003. The Company expects that the average cash investment required to open these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.6 million per restaurant. It is expected that this amount will be funded by cash from operations.

On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so.

(9) NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for by the purchase method of accounting, and goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. The Company implemented SFAS No. 141 effective June 30, 2001. This statement had no impact on the Company. The Company is implementing SFAS No. 142 in fiscal 2003.

As of July 28, 2002, the Company had unamortized goodwill in the amount of $1,527,000, and unamortized identifiable intangible assets in the amount of $399,000, all of which will be subject to the transition provisions of SFAS No. 142. In accordance with the new standards, no amortization expense related to goodwill was recorded for the thirteen weeks ended July 28, 2002. The amortization expense related to goodwill that was recorded in the thirteen weeks ended July 29, 2001 was $33,258. Had the Company been subject to the provisions of SFAS No. 142 for the thirteen weeks ended July 29, 2001, the Company’s net loss for the period would have been $2,160,737, or $0.22 per common share, as compared to the loss of $2,193,995, or $0.23 per common share, as reported.

Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

(10) NET LOSS PER COMMON SHARE (“EPS”)

Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows:

	Thirteen Weeks Ended July 28, 2002

	Net Loss	Shares	Amount

	($ in thousands, except share and per share data)
BASIC EPS
Net loss available to common shareholders	$(2,120)	9,708,741	$(0.22)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(2,120)	9,708,741	$(0.22)

Options to purchase 511,333 shares of common stock at a weighted average exercise price of $4.57 per share were outstanding during the thirteen weeks ended July 28, 2002. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in antidilutive EPS. All stock options were cancelled as a result of the Confirmed Plan.

	Thirteen Weeks Ended July 29, 2002

	Net Loss	Shares	Amount

	($ in thousands, except share and per share data)
BASIC EPS
Net loss available to common shareholders	$(2,194)	9,708,741	$(0.23)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(2,194)	9,708,741	$(0.23)

Options to purchase 680,896 shares of common stock at a weighted average exercise price of $5.04 per share were outstanding during the thirteen weeks ended July 29, 2001. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in antidilutive EPS. All stock options were cancelled as a result of the Confirmed Plan.

(11) PRO FORMA BALANCE SHEET

The following is a pro forma balance sheet of the Company’s estimated financial position as of July 28, 2002 reflecting the impact of the Company’s reorganization under the Chapter 11 bankruptcy (in thousands):

				Pro Forma
	Balance Sheet			Balance Sheet
	July 28, 2002			July 28, 2002

Current assets
Cash and cash equivalents	$2,590	$—	(1)	$2,590
Accounts receivable	403	—		403
Inventory	1,200	—		1,200
Prepaid expenses	2,594	—		2,594

Total current assets	6,787	—		6,787
Property, plant & equipment, net	70,264	4,393	(2)	74,657
Intangible assets, net of accumulated
amortization	1,926	—		1,926
Other assets	1,748	—		1,748

Total assets	$80,725	$4,393		$85,118

Current liabilities:
Accounts payable	$7,411	$(4,479	)(3)	$2,932
Accrued expenses	17,224	(7,431	)(4)	9,793
Note payable shareholder	1,500	(1,500	)(5)	—
Short-term note payable	4,785	(4,785	)(6)	—
Current portion of long-term debt	32,627	(28,078	)(7)	4,549
Current portion of capital lease payable	3,770	(2,844	)(8)	926

Total current liabilities	67,317	(49,117)		18,200
Other liabilities
Long-term debt	—	44,166	(9)	44,166
Capital lease payable	—	2,844	(8)	2,844

Total liabilities	67,317	(2,107)		65,210

Shareholders’ equity
Common stock	291	586	(10)	877
Paid in capital	50,039	5,914	(11)	55,953
Accumulated deficit	(36,922)	—		(36,922)

Total shareholders’ equity	13,408	6,500		19,908

Total liabilities and shareholders’ equity	$80,725	$4,393		$85,118

(1)	Received $5,000 from Debtor in Possession financing and paid $5,000 due on the Effective Date.
(2)	$4,393 transferred into property and equipment due to conversion of operating leases to notes payable.
(3)	Recording $2,300 of Effective Date payments and conversion of $2,179 accounts payable to long-term debt.
(4)	Represents $5,731 rejected leases, real estate taxes and accrued interest converted to debt as well as $1,700 in Effective Date payments.
(5)	Shareholder receives equity in full satisfaction of $1,500 note payable.
(6)	Reclassified to long-term notes payable.
(7)	To reclass non-current portion of long-term debt.
(8)	To reclass non-current portion of capital lease payable.
(9)	Record conversion of accounts payable, rejected leases and accrued expenses into long-term debt net of Effective Date payments and current portion.
(10)	To record additional common stock issued in exchange for $5,000 new equity and $1,500 note payable.
(11)	To record additional paid in capital from issuance of new common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements, including the following:

•	the Company’s implementation of the roadhouse-style dining concept;

•	anticipated trends in the economy and the restaurant industry;

•	the Company’s strategies, plans, objectives and expectations concerning the Company’s future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources;

•	the impact of the Company’s reorganization under Chapter 11 of the bankruptcy code;

•	the Company’s ability to manage its debt and comply with the financial covenants in its debt instruments;

•	the Company’s ability to maintain financial and accounting controls, management controls, reporting systems and procedures;

•	the Company’s ability to identify potentially profitable restaurant locations;

•	the Company’s ability to recruit, train and retain management personnel;

•	the Company’s ability to manage labor, food costs and other operating expenses; and

•	costs associated with opening, or completing construction on, new restaurants.

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

The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of July 28, 2002, there were 69 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 34 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, three franchised locations in Las Vegas, Nevada and one joint venture location in Milan, Italy.

The Company’s revenues are derived primarily from the sale of food and beverages. In the thirteen weeks ended July 28, 2002, restaurant sales generated from lunch and dinner amounted to approximately 26% and 74% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales during the thirteen weeks ended July 28, 2002. Franchise and management fees during this period accounted for less than 1% of the Company’s total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

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

The average cash investment of the 69 Company-owned Roadhouse Grill restaurants open the entire thirteen weeks ended July 28, 2002 was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 13 restaurant sites owned by the Company was approximately $892,000. The Company has obtained financing in connection with the acquisition of its owned properties, which financing generally has required a down payment of 10% of the purchase price. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $208,000. The Company expects that the average cash investment required to open each of the two Company owned restaurants under construction or development as of July 28, 2002, excluding land and pre-opening costs, will be approximately $0.6 million.

During the second and fourth quarters of 2002, the Company recognized impairment losses and restructuring charges of $5.8 million and $6.8 million, respectively, for the write-down of assets at 18 Company-owned restaurants at which operations had ceased or would be ceased. The Company closed 13 of the restaurants by the end of fiscal year 2002. Four of the remaining restaurants were closed during the thirteen weeks ended July 28, 2002. The other remaining restaurant is expected to be closed by the end of fiscal 2003.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended

	July 28, 2002	July 29, 2001

Total revenues	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	33.5	35.5
Labor and benefits	33.5	32.3
Occupancy and other	24.6	23.1
Pre-opening expenses	—	0.8

Total cost of restaurant sales	91.6	91.7
Depreciation and amortization	5.5	5.8
General and administrative expenses	8.2	5.1

Total operating expenses	105.3	102.6

Operating loss	(5.3)	(2.6)
Total other expense	(0.6)	(2.5)

Loss before taxes	(5.9)	(5.1)
Income tax expense	—	—

Net loss	(5.9)%	(5.1)%

RESTAURANT DATA:
Company-owned restaurants:
Beginning of period	69	83
Opened	—	2
Closed	—	—

End of period	69	85
Franchised restaurants	7	7
Licensed restaurants	—	—
Joint venture	1	—

	77	92
Total restaurants

THIRTEEN WEEKS ENDED JULY 28, 2002 (“FISCAL YEAR 2003 FIRST QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JULY 29, 2001 (“FISCAL YEAR 2002 FIRST QUARTER”)

Total revenues. Total revenues decreased $7.3 million, or 16.9%, from $43.2 million for fiscal year 2002 first quarter to $35.9 million for fiscal year 2003 first quarter. This decrease is primarily attributable to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. Revenues generated from these closed stores totaled $5.1 million during the thirteen weeks ended July 29, 2001. Sales at comparable stores for fiscal year 2003 first quarter decreased 8.4% compared with sales for fiscal year 2002 first quarter. The Company believes that this decrease is partially attributable to the decline in the economy, particularly after the events of September 11, 2001, as well as the impact of the Company’s bankruptcy proceedings. A restaurant is considered comparable after its first 18 months of operation.

Food and beverage. Food and beverage costs decreased $3.3 million, or 21.4%, to $12.1 million for fiscal year 2003 first quarter from $15.4 million for fiscal year 2002 first quarter. This decrease is primarily attributable to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of sales, food and beverage costs decreased by 2.0% to 33.5% for fiscal year 2003 first quarter from 35.5% for fiscal year 2002 first quarter. The decrease as a percentage of revenue can be attributed to the Company changing to a new food distribution company with lower prices and improved purchasing practices.

Labor and benefits. Labor and benefits costs decreased $1.9 million, or 13.7%, to $12.0 million for fiscal year 2003 first quarter from $13.9 million for fiscal year 2002 first quarter. The decrease is primarily due to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of revenues, labor and benefits costs increased 1.2% to 33.5% for fiscal year 2003 first quarter from 32.3% for fiscal year 2002 first quarter. This increase is due to the fixed nature of management salaries relative to the decline in consolidated revenues.

Occupancy and other. Occupancy and other costs decreased $1.2 million, or 12.0%, to $8.8 million for fiscal year 2003 first quarter from $10.0 million for fiscal year 2002 first quarter. The decrease is primarily due to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of revenues, occupancy and other costs increased 1.5% to 24.6% for fiscal year 2003 first quarter from 23.1% for fiscal year 2002 first quarter. The increase as a percentage of sales is due to the fixed nature of certain components of occupancy and other costs such as rent expense as well as an increase in marketing and advertising expenses incurred to partially offset the reduction in revenues.

Pre-opening expenses. Pre-opening expenses decreased $0.4 million, or 100.0%, to nil in fiscal year 2003 first quarter from $0.4 million in fiscal year 2002 first quarter due to the lack of activity in new restaurant openings during the fiscal year 2003 first quarter.

Depreciation and amortization. Depreciation and amortization decreased $0.5 million, or 20.0%, to $2.0 million for fiscal year 2003 first quarter from $2.5 million for fiscal year 2002 first quarter. As a percentage of revenues, depreciation and amortization decreased 0.3% to 5.5% for fiscal year 2003 first quarter from 5.8% for fiscal year 2002 first quarter. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants and due to equipment at some older restaurants becoming fully depreciated.

General and administrative. General and administrative expenses increased $0.8 million, or 36.4%, to $3.0 million for fiscal year 2003 first quarter from $2.2 million for fiscal year 2002 first quarter. As a percentage of revenues, general and administrative costs increased 3.1% to 8.2% for fiscal year 2003 first quarter from 5.1% for fiscal year 2002 first quarter. The increase, both in dollars and as a percentage of revenues, is the result of increased legal, professional and consulting expenses incurred in connection with the Company’s bankruptcy proceedings, which totaled $1.5 million for the thirteen weeks ended July 28, 2002. Excluding these expenses, general and administrative expenses decreased $0.7 million, or 33.7%, during these periods, or from 5.1% to 4.1% as a percentage of revenue.

Total other expense. Total other expense decreased $0.9 million, or 81.8%, to $0.2 million for fiscal year 2003 first quarter from $1.1 million for fiscal year 2002 first quarter. The decrease is primarily due to interest that was not accrued during the thirteen weeks ended July 28, 2002 due to the Company’s bankruptcy proceedings, and application of SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

Income tax expense. The Company recognized no income tax benefit in the fiscal year 2003 or 2002 first quarters. Management believes that it is not likely that all of its deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

See Note 2 to the Consolidated Financial Statements for the thirteen weeks ended July 28, 2002 for a description of the Company’s bankruptcy proceedings.

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. In addition, capital requirements relating to the opening of new restaurants have been significant.

During fiscal year 2002, the Company’s primary sources of working capital were the sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) which is described below and working capital provided by operations. The FFCA debt is being restructured as a result of the Confirmed Plan. During fiscal year 2003, management expects that the Company’s primary sources of working capital will be cash generated from operations and proceeds from possible sales of assets relating to closed facilities, net of any required debt repayments.

The Company expects to open two additional restaurants in fiscal year 2003 at a total cost of approximately $2.9 million, including approximately $1.3 million to be expended after fiscal year 2003 first quarter. It is expected that the cash required to develop new stores will be generated from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

The Company has experienced significant cash flow problems primarily due to the Company opening 31 new restaurants in the past three years. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the successful development of marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund previously incurred liabilities and current operations.

Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and possible sales of assets relating to closed facilities are insufficient to fund the Company’s financial commitments and previous losses, and support the Company’s continued growth, the Company will have to obtain additional financing. There can be no guarantee or assurance that additional financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

See Notes 5 and 6 to the Consolidated Financial Statements for a description of the Company’s current outstanding debt and notes payable.

SUMMARY OF CASH FLOWS

Cash provided by operating activities during the thirteen weeks ended July 28, 2002 was $0.7 million, as compared with $2.4 million during the thirteen weeks ended July 29, 2001. The primary sources of cash for the fiscal year 2003 first quarter were a decrease in various asset accounts and cash from operations including consideration of depreciation, net of a reduction in accrued expenses. The primary sources of cash in the fiscal year 2002 first quarter were decreases in receivables and cash from operations including consideration of depreciation and non-cash accruals. During the thirteen weeks ended July 28, 2002, the Company used $0.4 million in cash relating to Reorganization items.

Cash used by investing activities during the thirteen weeks ended July 28, 2002 was $0.3 million, as compared to $0.8 million used during the thirteen weeks ended July 29, 2001. Cash used by investing activities during these periods consisted primarily of purchases of property, plant and equipment.

Cash used by financing activities during the thirteen weeks ended July 28, 2002 was $0.6 million, as compared to $1.0 million during the thirteen weeks ended July 29, 2001. Cash used by financing activities during these periods consisted primarily of repayments on outstanding debt and capital lease obligations.

CAPITAL EXPENDITURES

The Company plans to open the two Company-owned restaurants under construction or development as of April 28, 2002 in fiscal year 2003. The Company expects that the average cash investment required to open each of these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.6 million per restaurant. At this time it is expected that this amount will be funded by cash from operations.

SEASONALITY AND QUARTERLY RESULTS

The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 69 restaurants owned and operated by the Company as of July 28, 2002, 34 are located in residential areas in Florida.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At July 28, 2002, the Company had approximately $10.1 million in variable rate indebtedness outstanding, representing approximately 31% of the Company’s total outstanding indebtedness.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BANKRUPTCY

Please refer to Note 1 to the attached Consolidated Financial Statements for a complete discussion of bankruptcy proceedings.

CLASS ACTION SUIT

In the Company’s Annual Report on Form 10-K for the year ended April 28, 2002, the Company reported that the Company had been named as a defendant in a class action lawsuit filed in the United States District Court for the Southern District of Florida. The lawsuit alleges that the Company violated the federal securities laws. The Company believes that the case is without merit and has retained local counsel to represent the Company in the proceeding. The Company does not believe that it will be liable for any damages and, accordingly, has not accrued any amounts at July 28, 2002. There have been no material developments in those proceedings during the thirteen weeks ended July 28, 2002.

OTHER

The Company is a party to legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, in the opinion of the Company, based on review by legal counsel, any resulting liability will not have a material adverse effect on the Company’s financial position or results of operations or its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit Number	Description

2.1	Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as modified dated June 12, 2002. (1)
2.2	Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization as modified dated June 12, 2002. (1)
2.3	Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as modified. (1)
99.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Relating to a Periodic Report Containing

(1)	Incorporated by reference to exhibit filed with the registrant’s Annual Report on Form 10-K for the year ended April 28, 2002, as filed with the SEC on September 24, 2002.

(b) Reports on Form 8-K.

On May 17, 2002, the Company filed with the SEC a current report on Form 8-K, reporting Item 5 (Other Events), regarding the delisting of the Company’s common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2002.

ROADHOUSE GRILL, INC

By: /s/ Ayman Sabi

Ayman Sabi President, Chief Executive Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Ayman Sabi, President and Chief Executive Officer of Roadhouse Grill, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Roadhouse Grill, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 7, 2002
/s/ Ayman Sabi

President and Chief Executive Officer (Principal Executive Officer)

ACTING CHIEF FINANCIAL OFFICER CERTIFICATION

I, Ayman Sabi, Acting Chief Financial Officer of Roadhouse Grill, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Roadhouse Grill, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 7, 2002

/s/ Ayman Sabi

Acting Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.