Form 10-Q
period 2002-10-27
ROADHOUSE GRILL INC
filed 2002-12-16
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended October 27, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [   ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

     The number of shares of the registrant’s common stock outstanding as of December 13, 2002 was 29,220,663.

ROADHOUSE GRILL, INC.

FORM 10-Q

THIRTEEN WEEKS ENDED OCTOBER 27, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.

CONSOLIDATED BALANCE SHEETS
OCTOBER 27, 2002 AND APRIL 28, 2002
($ in thousands, except share data)

	October 27, 2002	April 28, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,119	$3,193
Accounts receivable, net of allowance for doubtful accounts of $360 and $294 at October 27, 2002 and April 28, 2002, respectively	282	475
Income tax receivable	17	17
Inventory	1,139	1,305
Prepaid expenses	2,667	2,628

Total current assets	8,224	7,618
Property & equipment, net of accumulated depreciation of $45,515 and $42,766 at October 27, 2002 and April 28, 2002, respectively	62,939	71,926
Assets held for sale	1,520	—
Goodwill	1,527	1,527
Other intangible assets, net of accumulated amortization of $123 and $107 at October 27, 2002 and April 28, 2002, respectively	386	408
Other assets	1,422	1,875

Total assets	$76,018	$83,354

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,823	$1,603
Accrued expenses	8,471	7,220
Restructuring accrual	642	2,065
Current portion of long term debt	4,392	—
Current portion of capital lease debt	1,217	—

Total current liabilities	17,545	10,888
Pre-petition liabilities subject to compromise	—	54,757
Gap period liabilities subject to compromise	—	2,181
Long term debt	38,481	—
Capital lease debt	5,877	—

Total liabilities	61,903	67,826
Shareholders’ equity:
Common stock $0.03 par value. Authorized 30,000,000 shares; issued and outstanding 29,220,663 and 9,708,741 shares as of October 27, 2002 and April 28, 2002, respectively	877	291
Additional paid-in capital	55,953	50,039
Retained deficit	(42,715)	(34,802)

Total shareholders’ equity	14,115	15,528

Total liabilities and shareholders’ equity	$76,018	$83,354

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY SIX WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001
(Unaudited, $ in thousands, except earnings per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended

	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001

Total revenues	$33,305	$39,388	$69,244	$82,618
Operating expenses:
Cost of restaurant sales:
Food and beverage	11,214	13,693	23,269	29,056
Labor and benefits	11,057	12,879	23,095	26,826
Occupancy and other	8,856	9,710	17,692	19,679
Pre-opening expenses	—	16	2	371

Total cost of restaurant sales	31,127	36,298	64,058	75,932
Depreciation and amortization	1,867	2,230	3,834	4,724
General and administrative expenses	1,674	2,675	3,146	4,895
Asset impairment	5,085	2,769	5,085	2,769
Restructuring charge	55	3,077	55	3,077
Reorganization expenses	805	—	2,284	—

Total operating expenses	40,613	47,049	78,462	91,397

Operating loss	(7,308)	(7,661)	(9,218)	(8,779)
Interest expense, net	(270)	(1,281)	(480)	(2,357)

Loss before income taxes and extraordinary gain	(7,578)	(8,942)	(9,698)	(11,136)
Income tax expense	1	34	1	34

Loss before extraordinary gain	(7,579)	(8,976)	(9,699)	(11,170)
Extraordinary gain – forgiveness of debt due to reorganization	1,786	—	1,786	—

Net loss	$(5,793)	$(8,976)	$(7,913)	$(11,170)

Basic earnings per share:
Loss before extraordinary gain	$(0.42)	$(0.92)	$(0.70)	$(1.15)

Extraordinary gain	$0.10	$—	$0.13	$—

Net loss	$(0.32)	$(0.92)	$(0.57)	$(1.15)

Diluted earnings per share:
Loss before extraordinary gain	$(0.42)	$(0.92)	$(0.70)	$(1.15)

Extraordinary gain	$0.10	$—	$0.13	$—

Net loss	$(0.32)	$(0.92)	$(0.57)	$(1.15)

Weighted average common shares and share equivalents outstanding – assuming dilution	17,856,554	9,708,741	13,782,647	9,708,741

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 27, 2002
(Unaudited, $ in thousands, except share data)

	Common Stock		Additional
			Paid-in
	Shares	Amount	Capital	Retained Deficit	Total

Balance April 28, 2002	9,708,741	$291	$50,039	$(34,802)	$15,528
Issuance of new common shares	19,511,922	586	5,914	—	6,500
Net loss	—	—	—	(7,913)	(7,913)

Balance October 27, 2002	29,220,663	$877	$55,953	$(42,715)	$14,115

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 27, 2002 AND OCTOBER 28, 2001
(Unaudited, $ in thousands)

	October 27,	October 28,
	2002	2001

Cash flows from operating activities:
Net loss	$(7,913)	$(11,170)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	3,834	4,724
Asset impairment	5,085	2,769
Restructuring charges	55	—
Reorganization items	2,284	—
Forgiveness of debt due to reorganization	(1,786)	—
Changes in assets and liabilities:
Decrease in accounts receivable	193	1,003
Decrease in income tax receivable	—	2,071
Decrease in inventory	166	101
(Increase) decrease in prepaid expenses	(39)	231
Decrease in other assets	130	32
(Decrease)increase in accounts payable	(729)	753
(Decrease) in restructuring accrual	(830)	—
(Decrease) increase in accrued expenses	(685)	3,678

Net cash (used) provided by operating activities	(235)	4,192

Cash used for reorganization items	(2,064)	—
Cash flows from investing activities:
Purchase of property and equipment	(720)	(784)

Net cash used for investing activities	(720)	(784)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	—
Payments on notes to vendor	—	(1,172)
Repayment of long-term debt	(735)	(1,305)
Payments on capital lease obligations	(320)	(573)

Net cash provided (used) by financing activities	3,945	(3,050)

Increase in cash and cash equivalents	926	358
Cash and cash equivalents at beginning of period	3,193	1,582

Cash and cash equivalents at end of period	$4,119	$1,940

Supplementary disclosures:
Interest paid	$194	$1,933

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION

The financial statements of Roadhouse Grill, Inc. (the “Company”) for the thirteen and twenty six weeks ended October 27, 2002 and October 28, 2001 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 28, 2002 (“fiscal year 2002”).

The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

The results of operations for the thirteen and twenty six weeks ended October 27, 2002 are not necessarily indicative of the results for the entire fiscal year ending April 27, 2003 (“fiscal year 2003”).

While in a Chapter 11 bankruptcy proceeding, the Company applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to the Chapter 11 bankruptcy distinguish transactions and events that are directly associated with the reorganization from those transactions that are the result of ongoing operations of the business.

The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. The ability of the Company to continue as a going concern is predicated upon, among other things, consummation of the Confirmed Plan of Reorganization (defined below), the ability to generate cash flow from operations to service debt and lease obligations and to otherwise meet the Company’s operating expenses and the ability to obtain financing sources as required sufficient to satisfy future obligations. See Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information about the Company’s liquidity and capital resources.

(2)	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On January 18, 2002 (the “Petition Date”), an involuntary petition (the “Involuntary Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy

Code”) was filed against the Company by certain of its creditors, all of which were affiliated with one another (collectively, the “Petitioning Creditors”), in the United States Bankruptcy Court for the Southern District of Florida (the “Court”). Prior to the Petition Date, the Company had been experiencing significant cash flow problems primarily resulting from the opening of 31 new restaurants in the prior three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $21.4 million in fiscal year 2002. Prior to the filing of the Involuntary Petition, the Company had been in negotiations with the Petitioning Creditors and other major creditors in an effort to effect an out-of-court restructuring of its liabilities.

In response to the filing of the Involuntary Petition, the Company initially filed a motion requesting the Court to abstain from taking jurisdiction over the Company to allow out-of-court restructuring efforts to continue. Ultimately, however, the Company decided to consent to the entry of an order for relief in the Chapter 11 case, provided that the order would not be entered until the Company had an opportunity to prepare a Chapter 11 plan of reorganization.

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

In its plan of reorganization, the Company classified the claims of its creditors and interests of its equity security holders and provided for the treatment of such claims and interests. Under the Bankruptcy Code, various classes of claims and interests were entitled to vote on whether to accept or reject the plan of reorganization. On June 12, 2002, the Company filed Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Plan”) and Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified (the “Disclosure Statement”). The Court conducted a hearing on June 12, 2002 to consider approval of the Disclosure Statement. On June 20, 2002, the Court issued an order approving the Disclosure Statement, authorizing the Disclosure Statement, Plan and ballot to be disseminated to creditors and equity security holders and scheduling a hearing on confirmation of the Plan for August 21, 2002.

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

As the date of the confirmation hearing approached, the Company engaged in further negotiations with rejecting and objecting creditors in an effort to resolve their objections to the Plan. By August 19, 2002, most of the objections had been resolved and the Company filed a modification of the Plan reflecting the resolution of those objections (the “Modification”).

As of August 19, 2002, the principal remaining objections were the objections of CNL. However, the Company reached agreement with CNL shortly before the commencement of the confirmation hearing. Under the agreement, CNL withdrew its objections to the Plan, changed its rejections to acceptances of the Plan and caused the RAI Plan to be withdrawn. The agreement is embodied in a term sheet between the Company and CNL dated August 21, 2002 (the “Term Sheet”).

The hearing on confirmation of the Plan, as modified by the Modification and the Term Sheet, took place on August 21, 2002. At the close of the hearing, the Court announced that the Plan, as modified by the Modification, the Term Sheet and the Confirmation Order (as hereinafter defined) (the “Confirmed Plan of Reorganization”), would be confirmed. On August 23, 2002, the Court issued its Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Confirmation Order”).

The Confirmed Plan of Reorganization became effective on September 20, 2002 (the “Effective Date”). Under the Confirmed Plan of Reorganization, the Company received an infusion of new capital of $5.0 million in exchange for 13,888,889 shares (47.53%) of the authorized but unissued common stock of the reorganized Company. The 13,888,889 shares were issued in a private placement pursuant to Section 4(2) of, or Regulation D promulgated under, the Securities Act of 1933, as amended (the “Private Placement Securities”). The Private Placement Securities were issued to Berjaya Group (Cayman) Limited (“Berjaya”), Prime Gaming Philippines, Inc. (“Prime”), Tonto Capital Partners GP, and Stephen C. Saterbo (“Saterbo”), as more particularly set forth in the table immediately below and reflecting the post-restructuring percentage ownership for each respective investment.

				Percentage
	Investment	Price/Share	Number of Shares	Ownership

Berjaya	$3,000,000	$.36	8,333,333	28.52%
Prime	500,000	.36	1,388,889	4.75%
Tonto Capital Partners GP	1,000,000	.36	2,777,778	9.51%
Saterbo	500,000	.36	1,388,889	4.75%

Berjaya is the Company’s majority shareholder, representing, with its affiliates, ownership of approximately 71% of the Company’s outstanding Common Stock. It is headquartered in Malaysia. Prime is an affiliate of Berjaya. It is 70% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is headquartered in the Philippines. Tonto Capital Partners GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President, and a director. Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a major supplier to the Company.

Additionally, pursuant to the Confirmed Plan of Reorganization Berjaya received, in full satisfaction of a $1.5 million loan to the Company, 4,166,667 shares of the Company’s authorized but unissued common stock at $.36 per share, representing 14.26% of the outstanding Common Stock in the reorganized Company.

In accordance with the Confirmed Plan of Reorganization, each existing holder of Common Stock received additional Common Stock equal to 15% of the shares which they previously held. After issuance of the additional shares, the existing shareholders own 11,165,107 shares of the outstanding common stock, representing 38.21% of the stock in the reorganized Company. The total number of shares of common stock outstanding after effecting the Confirmed Plan of Reorganization is 29,220,663.

Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during the thirteen weeks ended October 27, 2002 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, these liabilities have been decreased by $1.8 million and the Company has recorded an extraordinary gain relating to the early extinguishment of debt in the accompanying consolidated statements of operations for the thirteen and twenty six weeks ended October 27, 2002. This decrease is primarily comprised of lease obligations that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceedings. As of October 27, 2002, final resolution of certain obligations had not yet been reached. Accordingly, future extraordinary items may need to be recognized as final resolutions are reached. It is currently anticipated that all such remaining items will be resolved during the third quarter of fiscal 2003.

As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company has incurred $3.2 million of expenses relating to its reorganization, including $0.8 million and $2.3 million, respectively, during the thirteen and twenty six weeks ended October 27, 2002. These expenses primarily include fees for legal, accounting, consulting, and outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. With the confirmation of its plan of reorganization, the Company will now be required to make regular interest payments on all debt pursuant to the Confirmed Plan of Reorganization.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost less accumulated depreciation. The cost of restaurants held under capital leases is recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Repairs and maintenance are charged to expense as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized and depreciated over the useful life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is recognized. Property and equipment are depreciated on a straight-line basis over their useful lives. Estimated useful lives include consideration of lease renewals in situations in which the Company has both an option and the current intent to renew the lease.

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ASSETS HELD FOR SALE

Assets held for sale include properties owned by the Company which are currently being marketed for sale and are carried at estimated net realizable value.

INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As of October 27, 2002, the Company had unamortized goodwill in the amount of $1.5 million, and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. The intangible assets, which have been determined to have a finite life, are being amortized over their useful lives. See Note 9.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of October 27, 2002, $1.7 million of the Company’s cash and cash equivalents was held in escrow for payment of bankruptcy claims.

During the twenty six weeks ended October 27, 2002, the Company recorded certain non-cash transactions including the recording of capital leases of approximately $3.5 million which increased property, plant and equipment and capital lease obligations by a like amount. In addition, pursuant to the Confirmed Plan of Reorganization, during the twenty six weeks ended October 27, 2002, the Company converted various accounts payable and accrued expense liabilities to long term debt in the aggregate amount of approximately $13.0 million.

INVENTORY

Inventory is valued at the lower of cost (based on first-in, first-out inventory costing) or net realizable value and consists primarily of restaurant food items, beverages and paper supplies.

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

PRE-OPENING COSTS

Pre-opening costs are costs incurred in the opening of new stores (primarily payroll costs) are expensed as incurred. Deferred costs related to sites subsequently determined to be unsatisfactory and general site selection costs that cannot be identified with a specific restaurant are charged to operations as incurred.

FISCAL YEAR

The Company’s fiscal year ends on the last Sunday in April.

USE OF ESTIMATES

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ materially from those estimates.

In addition, asset impairment charges, restructuring charges, and the reserve for restructuring are predominantly based on estimates of the market value of assets of which the Company plans to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in the Company operations in the future.

Such estimates will also be affected by the time interval required to dispose of those assets to be sold. Actual results could be materially different.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at October 28, 2002 and April 28, 2002 approximate fair value.

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

Royalties and income from the Company’s joint venture are recorded as the sales of the franchisees and joint venture are reported to the Company. In addition, the Company receives rental income from various sources. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectability and an allowance for doubtful accounts is recorded if collection is not reasonably assured.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Advertising expense is included within “occupancy and other” in the accompanying consolidated statements of operations.

STOCK BASED COMPENSATION

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25.

(4) LIQUIDITY

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. As of October 27, 2002, total minimum annual payments required under the Company’s note and lease obligations were $12.5 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

During fiscal year 2002, the Company’s primary sources of working capital were a sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) and working capital provided by operations. The FFCA debt has been restructured as a result of the Confirmed Plan of Reorganization During fiscal year 2003, the Company’s primary sources of working capital have been and are expected to continue to be cash generated from operations and proceeds from possible sales of assets relating to closed facilities, net of any required debt repayments.

The Company expects to open two additional restaurants in fiscal year 2003 at a total cost of approximately $2.9 million, including approximately $1.2 million to be expended after October 27, 2002. It is expected that the cash required to develop new restaurants will be generated from operations. Should cash from operations be insufficient for future expansion, and should additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the development of successful marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements including debt repayments and lease obligations.

Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and possible sales of assets relating to closed facilities are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no guarantee or assurance that additional financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

(5) ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In September 2001, the Company closed one unprofitable restaurant. In October 2001, the Company made the decision to close and sell 13 additional unprofitable restaurants. All but one of those restaurants was closed by November 12, 2001. The remaining restaurant is expected to be closed by the end of fiscal 2003. The Company recorded a $5.8 million asset impairment/restructure charge in the second quarter of fiscal year 2002. During the fourth quarter of fiscal year 2002, the Company revised its impairment/restructure charge relating to those 13 stores from $5.8 million to $9.6 million. Also, in the fourth quarter of fiscal year 2002, the Company accrued for an asset impairment/restructure charge for four additional stores that were closed subsequent to April 28, 2002 and for two undeveloped sites. The Company’s management made the decision to close these four restaurants and the decision not to build on the two undeveloped sites in the fourth quarter of fiscal year 2002. However, the actual closing of the restaurants occurred subsequent to the fiscal year end. The asset impairment/restructure charge relating to these four restaurants and the exit from the two undeveloped sites amounted to $3.0 million.

During the thirteen weeks ended October 27, 2002, the restructuring accrual was reduced by $3.7 million due to the reclassification of certain obligations to long term debt or capital lease obligation based on the final terms of the Confirmed Plan of Reorganization and an additional restructuring charge of $0.1 million was recorded primarily to adjust an estimated lease commitment liability to its final negotiated amount. Also, during the second quarter of fiscal year 2003, the Company recognized a $4.8 million asset impairment charge relating to long-lived assets at certain restaurants that are not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants described above. The asset impairment relating to the under performing restaurants was based on the estimated future cash flow projections of those restaurants being insufficient to recover the cost of the long-lived assets. The asset impairment recorded during the thirteen weeks ended October 27, 2002 also includes the recognition of an impairment of $0.3 million relating to a former corporate deposit that has been deemed to not be collectable.

The following is a summary of the significant components of the Company’s asset impairment and restructuring charges for all of fiscal 2002 and for the first twenty six weeks of fiscal 2003 (in millions):

	Fiscal 2003	Fiscal 2002

Asset impairment	$5.1	$7.5
Loss on rejection of lease commitments	0.1	3.8
Lease payments	—	1.1
Bank and other charges	—	0.2

Total	$5.2	$12.6

Asset impairment for fiscal 2002 includes the estimated loss on the sale of the 18 locations. In the case of the five mortgage sites and the six sites on which the Company has a ground lease and has built a building, the charge represents the difference between the net book value of the assets and the estimated net sale proceeds after all fees and commissions. The loss on rejection of lease commitments represents the settlement amount of leases rejected under the Confirmed Plan of Reorganization. Lease payments represent the value of anticipated lease payments until all of the real estate leased assets are sold. Bank and other charges include the cost to restructure all of the Company’s debt with its lenders and other fees associated with the Confirmed Plan of Reorganization including legal fees, loan documentation fees and other fees. Other charges also include all of the other costs related to shut down of the closed locations including travel expense, the cost to relocate the food inventory and equipment to other locations and other miscellaneous costs.

The following is a summary of the activity in the Company’s accrual for restructuring charges (in millions):

		Paid on	Liabilities
	Restructuring	or Prior to	Reclassified	Balance as of
	Charges	Oct. 27, 2002	to Debt	Oct. 27, 2002

Loss on rejection of lease commitments	$3.9	$—	$3.7	$0.2
Lease payments	1.1	0.8	—	0.3
Bank and other charges	0.2	0.1	—	0.1

Total	$5.2	$0.9	$3.7	$0.6

(6) LONG-TERM DEBT

As of October 27, 2002, the Company’s long-term debt was comprised of the following items (amounts in millions):

	Balance as of October 27, 2002

	Non-current	Current
	Portion	Portion

Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $282,470 are based on a 11-year amortization with a balloon payment due after eight years in October 2010. Note is secured by various inventory, trademarks, property and equipment.	$22.3	$1.3
Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $64,815 are due through October 2010. Note is secured by various property and equipment.	4.6	0.5
Secured notes due First Union primarily bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $26,415 are due through 2010 Notes are collateralized by certain properties.	2.4	0.2
Other secured notes due various parties bearing interest at 5%. Monthly payments of $1,833 are due through October 2010. Notes are collateralized by various property and equipment.	0.2	0.4
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $57,850 are due through October 2007.	2.5	0.6
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $103,959 are due through October 2007.	4.5	1.0
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $47,711 are due through October 2007.	2.0	0.5

Total long-term debt	$38.5	$4.5

(7) CAPITAL LEASE OBLIGATIONS

The Company has entered into various lease agreements relating to buildings and furniture, fixtures and equipment that qualify as capital lease obligations under generally accepted accounting principles. Such lease agreements expire over periods ranging from four to 20 years. As of October 27, 2002, the total capital lease obligations and current portion of such capital lease obligations was $7.1 million and $1.2 million, respectively.

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

On April 10, 2002, a purported class action complaint alleging violations of federal securities laws was filed in the United States District Court for the Southern District of Florida against the Company, the then chairman of the Company’s board of directors, and the Company’s president and chief executive officer. This action (the “Action”) is styled: Sears v. Roadhouse Grill, Inc, et al., Case No. 02-CV-60493.

The Action purports to be brought on behalf of all purchasers of the stock of the Company between August 31, 1998 and August 1, 2001, with certain exclusions, and appears to be based principally, if not solely, on the fact that certain financial statements have been restated as described above. The Company believes there is no merit to the Action. The Company further believes that, under section 510(b) of the Bankruptcy Code, even if claims of the type asserted in the Action are allowed, they will be subordinated, in the Chapter 11 Case, to the claims of all creditors of the Company. Accordingly, such claims are treated under the Confirmed Plan of Reorganization as subordinate to the claims of all creditors.

As the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on April 16, 2002, any claims in this Action should have been filed by the plaintiffs with the Court. If the plaintiffs had filed a claim with the Court, their claim against the Company would have been subordinated to the claims of all creditors of the Company. However, no claim against the Company was filed during the bankruptcy proceedings. Therefore, based on discussions with counsel, it is the Company’s expectation that the case against the Company will be dismissed. Should the Action brought by the plaintiffs be successful, the plaintiffs will share only in the distribution of stock in the reorganized company with the holders of the existing Common Stock, and will not dilute the recoveries of the Company’s creditors.

The Company believes that the individual defendants are covered, with respect to the claims asserted in the Action, by the Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Co. of Pittsburgh, Pa. The policy provides directors and officers liability coverage and corporate securities coverage. It has aggregate limits of $5,000,000 and a self-insured retention for securities claims of $250,000. With respect to the case against the defendants, to the extent permitted by law the Company intends to indemnify the individual defendants to the extent deductibles are paid.

GUARANTOR OF EQUIPMENT LEASES

The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, management understands that other parties may also have guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of October 27, 2002. Approximately $0.3 million of these payments were in arrears as of October 27, 2002. Roadhouse West G.P. has recently filed for Chapter 11 Bankruptcy. As a significant creditor of Roadhouse West G.P., the Company expects to actively participate in the unsecured creditor’s committee relating to the bankruptcy proceeding. However, the Company can not currently predict the outcome of these proceedings.

OPERATING LEASES AND OTHER AGREEMENTS

The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. As of October 27, 2002, total minimum lease payments required under such operating lease agreements for the next twelve months are approximately $6.8 million. The Company is also a party to various agreements relating to services performed at its restaurants. Such agreements are generally for periods of one year or less and none of these agreements require payments that would be material to the Company’s financial position or results of operations.

OTHER

The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company’s financial condition, results of operations or business.

The Company plans to open the two Company-owned restaurants under construction or development as of October 27, 2002 in fiscal year 2003. The Company expects that the average cash investment required to open these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.6 million per restaurant, or $1.2 million in the aggregate. It is expected that this amount will be funded by cash from operations.

On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so.

(9) NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for using the purchase method of accounting, and goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. The Company implemented SFAS No. 141 effective June 30, 2001. The adoption of this statement had no impact on the Company’s financial position.

As of October 27, 2002, the Company had unamortized goodwill in the amount of $1,527,000, and unamortized identifiable intangible assets in the amount of $386,000, all of which are subject to the transition provisions of SFAS No. 142. In accordance with the new standards, no amortization expense related to goodwill was recorded for the twenty six weeks ended October 27, 2002. The amortization expense related to goodwill that was recorded in the thirteen and twenty six weeks ended October 28, 2001 was $33,000 and $67,000, respectively. Had the Company been subject to the provisions of SFAS No. 142 for the thirteen and twenty six weeks ended October 28, 2001, the Company’s net loss for the period would have been $8,943,000, or $0.92 per common share, and $11,103,000, or $1.15 per common share, respectively. In addition, as of October 27, 2002, the Company has performed an analysis of the realizability of its goodwill and determined that based on current estimates no impairment is presently required to be recognized.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations –

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Additionally, this Statement amends SFAS No. 13, “Accounting for Leases,” such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement is generally effective for financial statements issued on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002.

(10) NET LOSS PER COMMON SHARE (“EPS”)

Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands except per share data):

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 27, 2002			October 27, 2002

	Net Loss	Shares	Amount	Net Loss	Shares	Amount

BASIC EPS
Net income (loss) available to common shareholders	$(5,793)	17,856,554	$(0.32)	$(7,913)	13,782,647	$(0.57)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(5,793)	17,856,554	$(0.32)	$(7,913)	13,782,647	$(0.57)

Options to purchase 511,333 shares of common stock at a weighted average exercise price of $4.57 per share were outstanding during the thirteen weeks ended October 27, 2002 until such options were cancelled pursuant to the Confirmed Plan of Reorganization. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in antidilutive EPS.

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 28, 2001			October 28, 2001

	Net Loss	Shares	Amount	Net Loss	Shares	Amount

BASIC EPS
Net income (loss) available to common shareholders	$(8,976)	9,708,741	$(0.92)	$(11,170)	9,708,741	$(1.15)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(8,976)	9,708,741	$(0.92)	$(11,170)	9,708,741	$(1.15)

Options to purchase 680,896 shares of common stock at a weighted average exercise price of $5.04 per share were outstanding during the thirteen weeks ended October 28, 2001. These options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in antidilutive EPS. Additionally, all outstanding stock options were cancelled under the Confirmed Plan of Reorganization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements on, without limitation, the following matters:

•	the Company’s implementation of the roadhouse-style dining concept;

•	anticipated trends in the economy and the restaurant industry;

•	the Company’s strategies, plans, objectives and expectations concerning the Company’s future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources;

•	the impact of the Company’s reorganization under Chapter 11 of the Bankruptcy Code;

•	the Company’s ability to manage its debt and comply with its debt instruments;

•	the Company’s ability to maintain financial and accounting controls, management controls, reporting systems and procedures;

•	the Company’s ability to identify suitable restaurant locations;

•	the Company’s ability to recruit, train and retain management personnel;

•	the Company’s ability to manage labor, food costs and other operating expenses and to operate its restaurants on a profitable basis; and

•	costs associated with opening, or completing construction on, new restaurants.

The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the Company’s ability to make future debt, capital lease, and operating lease payments;

•	the Company’s ability to comply with its debt instruments in the future;

•	availability of additional financing;

•	relisting of the Company’s stock;

•	outcome of the SEC inquiry;

•	net losses;

•	the Company’s ability to identify suitable locations and open new restaurants;

•	the Company’s ability to acquire adequate food supply and to obtain favorable food costs;

•	changes in consumer preferences, tastes and eating habits;

•	the availability of qualified labor and the Company’s ability to control its labor costs effectively;

•	competition from other restaurants;

•	construction delays;

•	increases in interest rates; and

•	national, regional and local economic and weather conditions.

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of October 27, 2002, there were 69 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 34 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, one franchised location in Las Vegas, Nevada and one joint venture location in Italy. Another joint venture location was opened in Rome, Italy in November 2002 and one franchised location in Ohio was opened in December 2002. Also, the Company had two additional franchised locations in Las Vegas, Nevada which are currently closed (see Note 8 to the accompanying Consolidated Financial Statements). Please see the Company’s Annual Report on Form 10-K for the year ended April 28, 2002, for a complete discussion of the franchise and joint venture arrangements.

The Company’s revenues are derived primarily from the sale of food and beverages. In the thirteen and twenty six weeks ended October 27, 2002, restaurant sales generated from lunch and dinner amounted to approximately 26% and 74%, respectively, of restaurant sales. Restaurant sales of food and beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales during the thirteen and twenty six weeks ended October 27, 2002. Franchise and management fees during this period accounted for less than 1% of the Company’s total revenues.

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

The Company’s new restaurants can be expected to generate above-average sales during the initial weeks that the restaurant is open, commonly referred to as the “honeymoon” period. As the restaurant is open longer, sales generally decline after initial trial by guests. There is no assurance that a new Roadhouse Grill restaurant will attain profitable operations. Furthermore, costs during the first several months of operation can be expected to be higher than the Company’s average costs, primarily cost of food and beverage sales and labor costs. There is no assurance that these costs will decline to more normalized levels as the restaurant matures.

During the second and fourth quarters of fiscal 2002, the Company recognized impairment losses and restructuring charges of $5.8 million and $6.8 million, respectively, for the write-down of assets at 18 Company-owned restaurants at which operations had ceased or at which operations are currently being closed. During the second quarter of fiscal 2003, the Company recognized an additional asset impairment of $4.8 million relating to certain restaurants that are not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants. The Company also recognized during the second quarter of fiscal 2003 a restructuring charge of $0.1 million relating primarily to finalizing the estimated lease commitment for a closed restaurant. The Company closed 13 of the restaurants by the end of fiscal year 2002, and four restaurants were closed during the thirteen weeks ended July 28, 2002. The remaining restaurant is expected to be closed by the end of fiscal 2003.

CRITICAL ACCOUNTING POLICIES

The attached Consolidated Financial Statements and the Company’s Annual Report on Form 10-K for the year ended April 28, 2002 include a summary of the significant accounting policies and methods used in the preparation of the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

PROPERTY AND EQUIPMENT

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As of October 27, 2002, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. The intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

USE OF ESTIMATES

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ materially from those estimates.

In addition, asset impairment charges, restructuring charges, and the reserve for restructuring are predominantly based on estimates of the market value of assets of which the Company plans to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in the Company operations in the future. Such estimates will also be affected by the time interval required to dispose of those assets to be sold. Actual results could be materially different.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Twenty Six Weeks Ended

	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	33.7	34.8	33.6	35.2
Labor and benefits	33.2	32.7	33.4	32.5
Occupancy and other	26.6	24.6	25.6	23.8
Pre-opening expenses	—	—	—	0.5

Total cost of restaurant sales	93.5	92.1	92.6	92.0
Depreciation and amortization	5.6	5.7	5.5	5.7
General and administrative expenses	5.0	6.8	4.5	5.9
Asset impairment	15.3	7.0	7.3	3.4
Restructuring charge	0.2	7.8	0.1	3.7
Reorganization expenses	2.4	—	3.3	—

Total operating expenses	122.0	119.4	113.3	110.7

Operating loss	(22.0)	(19.4)	(13.3)	(10.7)
Interest expense	(0.8)	(3.3)	(0.7)	(2.8)

Loss before taxes and extraordinary gain	(22.8)	(22.7)	(14.0)	(13.5)
Income tax expense	—	(0.1)	—	—

Loss before extraordinary gain	(22.8)	(22.8)	(14.0)	(13.5)
	5.4	—	2.6	—
Extraordinary gain	—	—	—	—
Net loss	(17.4)%	(22.8)%	(11.4)%	(13.5)%

	Thirteen Weeks Ended		Twenty Six Weeks Ended

	October 27, 2002	October 28, 2001	October 27, 2002	October 28, 2001

RESTAURANT DATA:
Company-owned restaurants:
Beginning of period	69	85	73	83
Opened	—	—	—	2
Closed	—	6	4	6

End of period	69	79	69	79
Franchised restaurants
Beginning of period	7	7	7	7
Closed	2	—	2	—

End of period	5	7	5	7
Licensed restaurants	—	—	—	—
Joint venture	1	—	1	—

Total restaurants	75	86	75	86

THIRTEEN WEEKS ENDED OCTOBER 27, 2002 (“FISCAL YEAR 2003 SECOND QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 28, 2001 (“FISCAL YEAR 2002 SECOND QUARTER”)

Total revenues. Total revenues decreased $6.1 million, or 15.5%, from $39.4 million for the fiscal year 2002 second quarter to $33.3 million for the fiscal year 2003 second quarter. This decrease is primarily attributable to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. Revenues generated from the 13 closed restaurants totaled $4.4 million during the thirteen weeks ended October 28, 2001. Sales at comparable restaurants for fiscal year 2003 second quarter decreased 6.8% compared with sales for fiscal year 2002 second quarter. The Company believes that this decrease is partially attributable to the decline in the economy, particularly after the events of September 11, 2001, as well as the impact of the Company’s bankruptcy proceedings.

Food and beverage. Food and beverage costs decreased $2.5 million, or 18.2%, to $11.2 million for the fiscal year 2003 second quarter from $13.7 million for the fiscal year 2002 second quarter. This decrease is primarily attributable to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of sales, food and beverage costs decreased by 1.1% to 33.7% for the fiscal year 2003 second quarter from 34.8% for the fiscal year 2002 second quarter. The decrease as a percentage of revenue is primarily attributable to the Company changing to a new food distribution company with lower prices and improved purchasing practices.

Labor and benefits. Labor and benefits costs decreased $1.8 million, or 14.0%, to $11.1 million for the fiscal year 2003 second quarter from $12.9 million for the fiscal year 2002 second quarter. The decrease is primarily due to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of revenues, labor and benefits costs increased 0.5% to 33.2% for fiscal year 2003 second quarter from 32.7% for fiscal year 2002 second quarter. This increase is primarily due to the fixed nature of management salaries relative to the decline in consolidated revenues.

Occupancy and other. Occupancy and other costs decreased $0.8 million, or 8.2%, to $8.9 million for the fiscal year 2003 second quarter from $9.7 million for the fiscal year 2002 second quarter. The decrease is primarily due to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of revenues, occupancy and other costs increased 2.0% to 26.6% for the fiscal year 2003 second quarter from 24.6% for the fiscal year 2002 second quarter. The increase as a percentage of sales is due to the fixed nature of certain components of occupancy and other costs such as rent expense as well as an increase in marketing and advertising expenses incurred in an effort to increase revenues during the 2003 fiscal year period.

Depreciation and amortization. Depreciation and amortization decreased $0.3 million, or 13.6%, to $1.9 million for the fiscal year 2003 second quarter from $2.2 million for the fiscal year 2002 second quarter. As a percentage of revenues, depreciation and amortization decreased 0.1% to 5.6% for the fiscal year 2003 second quarter from 5.7% for the fiscal year 2002 second quarter. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants and due to equipment at some older restaurants becoming fully depreciated.

General and administrative. General and administrative expenses decreased $1.0 million, or 37.0%, to $1.7 million for the fiscal year 2003 second quarter from $2.7 million for the fiscal year 2002 second quarter. As a percentage of revenues, general and administrative costs decreased 1.8% to 5.0% for the fiscal year 2003 second quarter from 6.8% for the fiscal year 2002 second quarter.

Asset impairment and restructuring charge. As discussed above and in Note 5 to the accompanying Consolidated Financial Statements, during the thirteen weeks ended October 28, 2001 the Company recognized an asset impairment and restructuring charge of $2.8 million and $3.1 million, respectively, relating to the closing of thirteen unprofitable stores. During the thirteen weeks ended October 27, 2002, the Company recognized an asset impairment and restructuring charge of $4.8 million and $0.1 million, respectively, relating to certain restaurants that are not performing as expected, fixtures and equipment owned or relating to capital leases at certain of the closed stores and finalizing estimated lease commitments. The asset impairment recorded during the thirteen weeks ended October 27, 2002 also includes the recognition of an impairment of $0.3 million relating to a former corporate deposit that has been deemed to not be collectable.

Reorganization expenses. During the fiscal year 2003 second quarter, the Company incurred $0.8 million, or 2.4% of revenue, in expenses relating to its bankruptcy proceedings and reorganization under Chapter 11.

Interest expense. Interest expense decreased $1.0 million, or 78.9%, to $0.3 million for the fiscal year 2003 second quarter from $1.3 million for the fiscal year 2002 second quarter. The decrease is primarily due to interest that was not accrued during the thirteen weeks ended October 27, 2002 due to the Company’s bankruptcy proceedings, and application of SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Interest can be anticipated to increase to more normalized levels in future periods.

Income tax expense. The Company incurred income tax expense of less than $0.1 million in the fiscal year 2003 and 2002 second quarters. The Company did not recognize a tax benefit relating to the operating loss for the thirteen weeks ended October 27, 2002 because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

Extraordinary gain. The Company recognized an extraordinary gain during the thirteen weeks ended October 27, 2002 of $1.8 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of lease obligations that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceedings.

TWENTY SIX WEEKS ENDED OCTOBER 27, 2002 (“FISCAL YEAR 2003 FIRST AND SECOND QUARTERS”) COMPARED TO THE TWENTY SIX WEEKS ENDED OCTOBER 28, 2001 (“FISCAL YEAR 2002 FIRST AND SECOND QUARTERS”)

Total revenues. Total revenues decreased $13.4 million, or 16.2%, from $82.6 million for the fiscal year 2002 first and second quarters to $69.2 million for the fiscal year 2003 first and second quarters. This decrease is primarily attributable to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. Revenues generated from the 13 closed stores totaled $9.5 million during the twenty six weeks ended October 27, 2001. Sales at comparable restaurants for the fiscal year 2003 first and second quarters decreased 7.7% compared with sales for the fiscal year 2002 first and second quarters. The Company believes that this decrease is partially attributable to the decline in the economy, particularly after the events of September 11, 2001, as well as the impact of the Company’s bankruptcy proceedings.

Food and beverage. Food and beverage costs decreased $5.8 million, or 19.9%, to $23.3 million for the fiscal year 2003 first and second quarters from $29.1 million for the fiscal year 2002 first and second quarters. This decrease is primarily attributable to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of sales, food and beverage costs decreased by 1.6% to 33.6% for the fiscal year 2003 first and second quarters from 35.2% for the fiscal year 2002 first and second quarters. The decrease as a percentage of revenue is primarily attributable to the Company changing to a new food distribution company with lower prices and improved purchasing practices.

Labor and benefits. Labor and benefits costs decreased $3.7 million, or 13.9%, to $23.1 million for the fiscal year 2003 first and second quarters, from $26.8 million for the fiscal year 2002 first and second quarters. The decrease is primarily due to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of revenues, labor and benefits costs increased 0.9% to 33.4% for the fiscal year 2003 first and second quarters from 32.5% for the fiscal year 2002 first and second quarters. This increase is due to the fixed nature of management salaries relative to the decline in consolidated revenues.

Occupancy and other. Occupancy and other costs decreased $2.0 million, or 10.2%, to $17.7 million for the fiscal year 2003 first and second quarters from $19.7 million for the fiscal year 2002 first and second quarters. The decrease is primarily due to the closing of 13 unprofitable restaurants between these periods and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. As a percentage of revenues, occupancy and other costs increased 1.8% to 25.6% for the fiscal year 2003 first and second quarters from 23.8% for the fiscal year 2002 first and second quarters. The increase as a percentage of sales is due to the fixed nature of certain components of occupancy and other costs such as rent expense as well as an increase in marketing and advertising expenses incurred in an effort to increase revenues during the 2003 fiscal year period.

Pre-opening expenses. Pre-opening expenses decreased $0.4 million, or 100.0%, to nil in fiscal year 2003 first and second quarters from $0.4 million in fiscal year 2002 first and second quarters due to the lack of activity in new restaurant openings during the fiscal year 2003 first and second quarters.

Depreciation and amortization. Depreciation and amortization decreased $0.9 million, or 18.9%, to $3.8 million for the fiscal year 2003 first and second quarters from $4.7 million for the fiscal year 2002 first and second quarters. As a percentage of revenues, depreciation and amortization decreased 0.2% to 5.5% for the fiscal year 2003 first and second quarters from 5.7% for the fiscal year 2002 first and second quarters. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants and due to equipment at some older restaurants becoming fully depreciated.

General and administrative. General and administrative expenses decreased $1.8 million, or 36.7%, to $3.1 million for the fiscal year 2003 first and second quarters from $4.9 million for the fiscal year 2002 first and second quarters. As a percentage of revenues, general and administrative costs decreased 1.4% to 4.5% for the fiscal year 2003 first and second quarters, from 5.9% for the fiscal year 2002 first and second quarters.

Asset impairment and restructure charge. As discussed above and in Note 5 to the accompanying Consolidated Financial Statements, during the twenty six weeks ended October 28, 2001, the Company recognized an asset impairment and restructuring charge of $2.8 million and $3.1 million, respectively, relating to the closing of thirteen unprofitable restaurants. During the twenty six weeks ended October 27, 2002, the Company recognized an asset impairment and restructuring charge of $4.8 million and $0.1 million, respectively, relating to certain restaurants that are not performing as expected, fixtures and equipment owned or relating to capital leases at certain of the closed stores and finalizing estimated lease commitments. The asset impairment recorded during the twenty six weeks ended October 27, 2002 also includes the recognition of an impairment of $0.3 million relating to a former corporate deposit that has been deemed to not be collectable.

Reorganization expenses. During the fiscal year 2003 first and second quarters, the Company incurred $2.3 million, or 3.3% of revenue, in expenses relating to its bankruptcy proceedings and reorganization under Chapter 11.

Interest expense. Interest expense decreased $1.9 million, or 79.6%, to $0.5 million for the fiscal year 2003 first and second quarters from $2.4 million for the fiscal year 2002 first and second quarters. The decrease is primarily due to interest that was not accrued during the twenty six weeks ended October 27, 2002 due to the Company’s bankruptcy proceedings, and application of SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Interest can be anticipated to increase to more normalized levels in future periods.

Income tax expense. The Company incurred income tax expense of less than $0.1 million in the fiscal year 2003 and 2002 first and second quarters. The Company did not recognize a tax benefit relating to the operating loss for the twenty six weeks ended October 27, 2002 because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

Extraordinary gain. The Company recognized an extraordinary gain during the twenty six weeks ended October 27, 2002 of $1.8 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of lease obligations that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

See Note 2 to the accompanying Consolidated Financial Statements for the thirteen weeks ended October 27, 2002 for a description of the Company’s Chapter 11 bankruptcy proceedings.

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments pursuant to certain real property leases. As of October 27, 2002, total minimum annual payments required under the Company’s note and lease obligations were $12.5 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

During fiscal year 2002, the Company’s primary sources of working capital were the sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) and working capital provided by operations. The FFCA debt has been restructured under the Confirmed Plan of Reorganization. During fiscal year 2003, management expects that the Company’s primary sources of working capital will be cash generated from operations and proceeds from possible sales of assets relating to closed facilities, net of any required debt repayments.

The Company expects to open two additional restaurants in fiscal year 2003 at a total cost of approximately $2.9 million, including approximately $1.2 million to be expended after October 27, 2002. It is expected that the cash required to develop new stores will be generated from operations. Should cash from operations be insufficient for future expansion, and should additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand, restructuring its operations to minimize cash expenditures and the development of successful marketing strategies. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements including debt repayments and lease obligations.

Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and possible sales of assets relating to closed facilities are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional debt or equity financing. There can be no guarantee or assurance that additional financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

See Notes 6, 7 and 8 to the Consolidated Financial Statements for a description of the Company’s current outstanding debt and capital and operating lease obligations.

SUMMARY OF CASH FLOWS

Cash used by operating activities during the twenty six weeks ended October 27, 2002 was $0.2 million, compared with $4.2 million provided by operating activities during the twenty six weeks ended October 28, 2001. The primary uses of cash for the first two quarters of fiscal year 2003 were decreases in accounts payable and other current liabilities. The primary sources of cash in the first two quarters of fiscal year 2002 were decreases in receivables and cash from operations including consideration of depreciation and non-cash accruals. During the twenty six weeks ended October 27, 2002, the Company used $2.1 million in cash to pay reorganization items.

Cash used for investing activities during the twenty six weeks ended October 27, 2002 was $0.7 million, as compared to $0.8 million used during the twenty six weeks ended October 28, 2001. Cash used for investing activities during these periods consisted primarily of purchases of property, plant and equipment.

Cash provided by financing activities during the twenty six weeks ended October 27, 2002 was $3.9 million, compared to $3.1 million used by financing activities during the twenty six weeks ended October 28, 2001. Cash provided by financing activities during the twenty six weeks ended October 27, 2002 consisted of $5.0 million received in the private placement, net of repayments on outstanding debt and capital lease obligations. Cash used by financing activities during the twenty six weeks ended October 28, 2001 consisted of repayments on outstanding debt and capital lease obligations.

CAPITAL EXPENDITURES

The Company plans to open the two Company-owned restaurants under construction or development as of October 27, 2002 in fiscal year 2003. The Company expects that the average cash investment required after October 27, 2002 to open each of these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.6 million per restaurant, or $1.2 million in the aggregate. At this time it is expected that this amount will be funded by cash from operations.

SEASONALITY AND QUARTERLY RESULTS

The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 69 restaurants owned and operated by the Company as of October 27, 2002, 34 are located in residential areas in Florida.

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

In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	the amount of sales contributed by new and existing restaurants;

•	food, beverage and labor costs for the Company’s personnel;

•	the Company’s ability to achieve and sustain profitability on a quarterly or annual basis;

•	consumer confidence and changes in consumer preferences;

•	health concerns, including adverse publicity concerning food-related illness;

•	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and

•	economic conditions generally and in each of the markets in which the Company is located.

IMPACT OF INFLATION

The primary inflationary factors affecting the Company’s operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of the Company’s employees are paid at federal and state established minimum wage levels, changes in such wage laws affect the Company’s labor costs. In addition, most of the Company’s leases require the Company to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary pressures. While inflation rates have been low in prior years, there can be no assurance that low inflation rates will continue or that the Company will have the ability to control its costs in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At October 27, 2002, the Company had approximately $2.6 million in variable rate indebtedness outstanding, representing approximately 6.1% of the Company’s total outstanding indebtedness. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Within 90 days of filing this report on Form 10-Q (the “Evaluation Date”), the Company’s Chief Financial Officer and Chief Executive Officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports filed or submitted by the Company under the Exchange Act.

(b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BANKRUPTCY

Please see Note 2 to the attached Consolidated Financial Statements for a complete discussion of the Company’s recently completed Chapter 11 bankruptcy proceedings.

CLASS ACTION SUIT AND S.E.C. INVESTIGATION

Please see the Company’s Annual Report on Form 10-K for the year ended April 28, 2002 and Note 8 in the accompanying Consolidated Financial Statements for a complete discussion of the pending class action lawsuit and informal S.E.C. investigation.

OTHER

The Company is a party to legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, in the opinion of the Company, based on review by legal counsel, any resulting liability will not have a material adverse effect on the Company’s financial position or results of operations or its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the fiscal 2003 second quarter, the Company issued 13,888,889 shares of its authorized but unissued common stock in a private placement. The Company also issued 4,166,667 shares of its authorized but unissued common stock in full satisfaction of a $1.5 million loan to the Company. Please see Note 2 of the accompanying Consolidated Financial Statements for further information. The proceeds of the private placement are being used to fund obligations under the Confirmed Plan of Reorganization and to pay expenses relating to the bankruptcy proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the thirteen weeks ended October 27, 2002.

ITEM 5. OTHER INFORMATION

In connection with the Confirmed Plan of Reorganization, the Board of Directors of the Company has been reconstituted. The members of the Board are now: (i) Ayman A. Sabi, the Company’s President and Chief Executive Officer, (ii) Alain K.K. Lee, the Company’s Executive Vice President/Corporate Secretary, (iii) Ronald J. Buck, a principal of Corsair Partners, which is an affiliate of a holder of Company debt, (iv) Nathan D. Benn, the Chief Financial Officer of Colorado Boxed Beef Company, a major vendor of the Company, and (v) Giuseppe Luongo.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

99.2	Certification of Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)	Reports on Form 8-K.

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of December, 2002.

ROADHOUSE GRILL, INC.

By:	/s/ Michael C. Brant

Michael C. Brant Chief Financial Officer (Principal Financial and Accounting Officer)

Certification of Chief Executive Officer

I, Ayman A. Sabi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Roadhouse Grill, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Ayman A. Sabi

Ayman A. Sabi Chief Executive Officer

Certification of Chief Financial Officer

I, Michael C. Brant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Roadhouse Grill, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Michael C. Brant

Michael C. Brant Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

99.1	Certification of Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

99.2	Certification of Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.