Form 10-Q
period 2003-01-26
ROADHOUSE GRILL INC
filed 2003-03-12
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended January 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

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
Yes ☒ No ☐

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

     The number of shares of the registrant’s common stock outstanding as of March 11, 2003 was 29,220,663.

ROADHOUSE GRILL, INC.

FORM 10-Q
THIRTEEN WEEKS ENDED JANUARY 26, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.

CONSOLIDATED BALANCE SHEETS
JANUARY 26, 2003 AND APRIL 28, 2002
($ in thousands, except share data)

	January 26, 2003	April 28, 2002

	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,245	$3,193
Accounts receivable, net of allowance for doubtful accounts of $197 and $294 at January 26, 2003 and April 28, 2002, respectively	368	475
Income tax receivable	1,226	17
Inventory	1,308	1,305
Prepaid expenses	2,267	2,628

Total current assets	7,414	7,618
Property & equipment, net of accumulated depreciation of $48,129 and $42,766 at January 26, 2003 and April 28, 2002, respectively	61,466	71,926
Assets held for sale	800	—
Goodwill	1,527	1,527
Other intangible assets, net of accumulated amortization of $140 and $107 at January 26, 2003 and April 28, 2002, respectively	374	408
Other assets	1,400	1,875

Total assets	$72,981	$83,354

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,347	$1,603
Accrued expenses	9,071	7,220
Restructuring accrual	485	2,065
Current portion of long term debt	4,312	—
Current portion of capital lease debt	1,203	—

Total current liabilities	17,418	10,888
Pre-petition liabilities subject to compromise	—	54,757
Gap period liabilities subject to compromise	—	2,181
Long term debt	36,355	—
Capital lease debt	5,602	—

Total liabilities	59,375	67,826

Shareholders’ equity:
Common stock $0.03 par value. Authorized 30,000,000 shares; issued and outstanding 29,220,663 and 9,708,741 — shares as of January 26, 2003 and April 28, 2002, respectively	877	291
Additional paid-in capital	55,953	50,039
Retained deficit	(43,224)	(34,802)

Total shareholders’ equity	13,606	15,528

Total liabilities and shareholders’ equity	$72,981	$83,354

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002
(Unaudited, $ in thousands, except earnings per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002

Total revenues	$33,887	$36,477	$103,131	$119,095
Restaurant operating expenses:
Cost of restaurant sales:
Food and beverage	11,302	12,095	34,571	41,151
Labor and benefits	11,472	11,956	34,567	38,781
Occupancy and other	8,281	8,531	25,973	28,178
Pre-opening expenses	6	7	8	378

Total cost of restaurant sales	31,061	32,589	95,119	108,488
Depreciation and amortization	1,801	2,218	5,635	6,975
General and administrative expenses	1,867	2,232	5,013	7,127
Asset impairment	—	—	5,085	2,769
Restructuring charge	(88)	(60)	(33)	3,017
Reorganization expenses	219	—	2,503	—

Total operating expenses	34,860	36,979	113,322	128,376

Operating loss	(973)	(502)	(10,191)	(9,281)
Gain on sale of fixed assets	85	—	85	—
Interest expense, net	(933)	(1,140)	(1,413)	(3,497)

Loss before income taxes and extraordinary gain	(1,821)	(1,642)	(11,519)	(12,778)
Income tax benefit (expense)	1,179	(2)	1,178	(36)

Loss before extraordinary gain	(642)	(1,644)	(10,341)	(12,814)
Extraordinary gain — forgiveness of debt due to reorganization	133	—	1,919	—

Net loss	$(509)	$(1,644)	$(8,422)	$(12,814)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002

Basic earnings per share:
Loss before extraordinary gain	$(0.02)	$(0.17)	$(0.61)	$(1.32)

Extraordinary gain	$0.00	$—	$0.11	$—

Net loss	$(0.02)	$(0.17)	$(0.50)	$(1.32)

Diluted earnings per share:
Loss before extraordinary gain	$(0.02)	$(0.17)	$(0.61)	$(1.32)

Extraordinary gain	$0.00	$—	$0.11	$—

Net loss	$(0.02)	$(0.17)	$(0.50)	$(1.32)

Weighted average common shares and share equivalents outstanding-assuming dilution	29,220,663	9,708,741	16,927,437	9,708,741

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THIRTY-NINE WEEKS ENDED JANUARY 26, 2003
(Unaudited, $ in thousands, except share data)

	Common Stock		Additional
			Paid-in
	Shares	Amount	Capital	Retained Deficit	Total

Balance April 28, 2002	9,708,741	$291	$50,039	$(34,802)	$15,528
Issuance of new common shares	19,511,922	586	5,914	—	6,500
Net loss	—	—	—	(8,422)	(8,422)

Balance January 26, 2003	29,220,663	$877	$55,953	$(43,224)	$13,606

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED JANUARY 26, 2003 AND JANUARY 27, 2002
(Unaudited, $ in thousands)

	January 26,	January 27,
	2003	2002

Cash flows from operating activities:
Net loss	$(8,422)	$(12,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,635	6,975
Asset impairment	5,085	2,769
Restructuring charges	(33)	—
Reorganization expenses	2,503	—
Forgiveness of debt due to reorganization	(1,919)	—
Interest charged to long term debt	—	672
Gain on sale of fixed assets	(85)	—

Changes in assets and liabilities:
Decrease in accounts receivable	172	909
(Increase) decrease in income tax receivable	(1,209)	2,073
(Increase) decrease in inventory	(3)	165
Decrease (increase) in prepaid expenses	361	(486)
Decrease in other assets	346	(409)
(Decrease)increase in accounts payable	(733)	970
(Decrease) in restructuring accrual	(869)	—
(Decrease) increase in accrued expenses	(472)	3,134

Net cash provided by operating activities	357	3,958

Cash used for reorganization items	(2,437)	—
Cash flows from investing activities:
Sale of property and equipment	792	—
Purchase of property and equipment	(1,035)	(1,134)

Net cash used for investing activities	(243)	(1,134)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	—
Payments on notes to vendor	—	(1,172)
Repayment of long-term debt	(3,009)	(1,136)
Payments on capital lease obligations	(616)	(782)

Net cash provided (used) by financing activities	1,375	(3,090)

(Decrease) in cash and cash equivalents	(948)	(266)
Cash and cash equivalents at beginning of period	3,193	1,582

Cash and cash equivalents at end of period	$2,245	$1,316

Supplementary disclosures:
Interest paid	$1,123	$2,589

Income taxes paid	$24	$22

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The Consolidated Financial Statements of Roadhouse Grill, Inc. (the “Company”) for the thirteen and thirty-nine weeks ended January 26, 2003 and January 27, 2002 are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods. The Consolidated Financial Statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 28, 2002 (“fiscal year 2002”).

The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

The results of operations for the thirteen and thirty-nine weeks ended January 26, 2003 are not necessarily indicative of the results for the entire fiscal year ending April 27, 2003 (“fiscal year 2003”).

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

The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. The ability of the Company to continue as a going concern is predicated upon, among other things, the Company’s ability to generate cash flow from operations to service debt and lease obligations and to otherwise meet its operating expenses and the ability to obtain sufficient financing to satisfy future obligations. See Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information about the Company’s liquidity and capital resources.

(2) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On January 18, 2002 (the “Petition Date”), an involuntary petition (the “Involuntary Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) was filed against the Company by certain of its creditors, all of which were affiliated with one another (collectively, the “Petitioning Creditors”), in the United States Bankruptcy Court for the Southern District of Florida (the “Court”). Prior to the Petition Date, the Company had been experiencing significant cash flow problems primarily resulting from the opening of 31 new restaurants in the prior three years combined with a net loss of $15.9 million in fiscal year 2001 and a net loss of $21.4 million in fiscal year 2002. Prior to the filing of the Involuntary Petition, the Company had been in negotiations with the Petitioning Creditors and its other major creditors in an effort to effect an out-of-court restructuring of its liabilities.

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

On April 16, 2002 (the “Relief Date”), the Court entered an order for relief and the Company filed its proposed Chapter 11 plan of reorganization and its disclosure statement in support of its plan of reorganization. Subsequent to the entry of the order for relief, the Company temporarily operated its businesses as a debtor-in-possession pursuant to Chapter 11 of the Bankruptcy Code and concentrated its efforts on emerging from Chapter 11 as quickly as possible.

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

As of August 19, 2002, the principal remaining objections were the objections of CNL. However, the Company reached agreement with CNL shortly before the commencement of the confirmation hearing. Under the agreement, CNL withdrew its objections to the Plan, changed its rejections to acceptances of the Plan and caused the RAI Plan to be withdrawn. The agreement was embodied in a term sheet between the Company and CNL dated August 21, 2002 (the “Term Sheet”).

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

The Confirmed Plan of Reorganization became effective on September 20, 2002 (the “Effective Date”). Under the Confirmed Plan of Reorganization, the Company received an infusion of new capital of $5.0 million in exchange for 13,888,889 shares of the authorized but unissued common stock of the Company, constituting 47.53% of the outstanding stock of the reorganized Company. The 13,888,889 shares were issued in a private placement pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act of 1933, as amended (the “Private Placement Securities”). The Private Placement Securities were issued to Berjaya Group (Cayman) Limited (“Berjaya”), Prime Gaming Philippines, Inc. (“Prime”), Tonto Capital Partners GP, and Stephen C. Saterbo (“Saterbo”), as more particularly set forth in the table immediately below and reflecting the post-restructuring percentage ownership for each respective investment.

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

Additionally, pursuant to the Confirmed Plan of Reorganization Berjaya received, in full satisfaction of a $1.5 million loan to the Company, 4,166,667 shares of the Company’s authorized but unissued common stock at $.36 per share, representing 14.26% of the outstanding stock of the reorganized Company.

In accordance with the Confirmed Plan of Reorganization, each existing holder of Common Stock received additional Common Stock equal to 15% of the shares which they previously held. After issuance of the additional shares, the existing shareholders own an aggregate of 11,165,107 shares of the outstanding common stock, representing 38.21% of the outstanding stock of the reorganized Company. The total number of shares of common stock outstanding after effecting the Confirmed Plan of Reorganization is 29,220,663.

Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during the thirty-nine weeks ended January 26, 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, these liabilities have been decreased and the Company has recorded an extraordinary gain relating to the early extinguishment of debt in the accompanying consolidated statements of operations in the amount of $0.1 million and $1.9 million, respectively, for the thirteen and the thirty-nine weeks ended January 26, 2003. This decrease is primarily comprised of lease obligations that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding. As of January 26, 2003, final resolution of certain obligations had not yet been reached. Accordingly, future extraordinary items may need to be recognized as final resolutions are reached. It is currently anticipated that all such remaining items will be resolved during the fourth quarter of fiscal 2003. Management does not currently believe the remaining items will be material.

As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company has incurred $3.4 million of expenses relating to its reorganization, including $0.2 million and $2.5 million, respectively, during the thirteen and thirty-nine weeks ended January 26, 2003. These expenses primarily include fees for legal, accounting, consulting, and outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. With the confirmation of its plan of reorganization, the Company is now required to make regular payments on all debt pursuant to the Confirmed Plan of Reorganization.

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

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews the performance of its individual restaurants to identify possible under-performing operations that should be assessed for possible impairments of long-lived assets. As part of this analysis, management considers factors that have in the past and may continue to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ASSETS HELD FOR SALE

Assets held for sale include properties owned by the Company which are currently being marketed for sale and are carried at estimated net realizable value.

INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As of January 26, 2003, the Company had unamortized goodwill in the amount of $1.5 million, and the remaining unamortized balance of identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. Therefore, the Company has not amortized goodwill in fiscal 2003. The amortization expense related to goodwill that was recorded in the thirteen and thirty-nine weeks ended January 27, 2002 was $33,000 and $100,000, respectively. The other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. As of January 26, 2003, $38,344 of the Company’s cash and cash equivalents was held in escrow for payment of bankruptcy claims.

During the thirty-nine weeks ended January 26, 2003, the Company recorded certain non-cash transactions including the recording of capital leases of approximately $3.5 million which increased property, plant and equipment and capital lease obligations by a like amount. In addition, pursuant to the Confirmed Plan of Reorganization, during the thirty-nine weeks ended January 26, 2003, the Company converted various accounts payable and accrued expense liabilities to long term debt in the aggregate amount of approximately $13.0 million.

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

During the fiscal month of January 2003, an anticipated income tax refund receivable in the amount of approximately $1.2 million was recorded in the accompanying Consolidated Financial Statements for the thirteen and thirty-nine weeks ended January 26, 2003. This receivable is attributable to a federal carryback claim of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 30, 2002. The carryback claim results from a change to Internal Revenue Code Section 172, as it relates to the alternative minimum tax net operating loss limitations and the period for carrying back net operating losses pursuant to the Job Creation and Worker Assistance Act of 2002. The information necessary to make a determination as to whether or not the new provisions of the Internal Revenue Code would result in a realizable benefit to the Company did not become available until January 2003. Although there can be no assurance, the Company expects to collect such refund during the fourth quarter of fiscal 2003.

The Company anticipates that it may receive additional federal and state refunds in the future through the amendment of previously filed returns, however the amounts have not yet been determined and therefore are not recorded. These additional refunds, if and when determined to exist, are not currently expected to exceed $0.3 million.

PRE-OPENING COSTS

Pre-opening costs are costs incurred in the opening of new restaurants (primarily payroll costs) and are expensed as incurred. Deferred costs related to restaurant sites subsequently determined to be unsatisfactory and general site selection costs that cannot be identified with a specific restaurant are charged to operations as incurred.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at January 26, 2003 and April 28, 2002 approximate fair value.

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

STOCK BASED COMPENSATION

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25.

(4) LIQUIDITY

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments in accordance with the terms of its real property leases. As of January 26, 2003, total minimum annual payments required under the Company’s debt and lease obligations were $16.9 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

During fiscal year 2002, the Company’s primary sources of working capital were a sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”) and working capital provided by operations. The FFCA debt has been restructured as a result of the Confirmed Plan of Reorganization. During fiscal year 2003, the Company’s primary sources of working capital have been and are expected to continue to be cash generated from operations and proceeds from possible sales of assets relating to closed facilities, net of any required debt repayments.

The Company expects to open two additional restaurants near the end of fiscal year 2003 at a total cost of approximately $2.9 million, including approximately $0.8 million to be expended after January 26, 2003. It is expected that the cash required to develop new restaurants will be generated from operations. Should cash from operations be insufficient for future expansion, and should additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products, development and implementation of successful marketing strategies and continuing its efforts to reduce its operating costs. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements including debt repayments and lease obligations.

Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and possible sales of assets relating to closed facilities are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no guarantee or assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure such additional financing, the Company may have to significantly curtail its operations.

(5) ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

In September 2001, the Company closed one unprofitable restaurant. In October 2001, the Company made the decision to close and sell 13 additional unprofitable restaurants. All but one of those restaurants was closed by November 12, 2001. The remaining restaurant continues to be operated while the Company is considering a possible sale. The Company recorded a $5.8 million asset impairment/restructure charge in the second quarter of fiscal year 2002. During the fourth quarter of fiscal year 2002, the Company revised its impairment/restructure charge relating to those 13 stores from $5.8 million to $9.6 million. Also, in the fourth quarter of fiscal year 2002, the Company accrued for an asset impairment/restructure charge for four additional restaurants that were closed subsequent to April 28, 2002 and for two undeveloped restaurant sites. The Company’s management made the decision to close these four restaurants and the decision not to build on the two undeveloped restaurant sites in the fourth quarter of fiscal year 2002. However, the actual closing of the restaurants occurred subsequent to the fiscal year end. The asset impairment/restructure charge relating to these four restaurants and the exit from the two undeveloped restaurant sites totaled $3.0 million.

During the thirteen weeks ended October 27, 2002, the restructuring accrual was reduced by $3.7 million due to the reclassification of certain obligations to long term debt or capital lease obligation based on the final terms of the Confirmed Plan of Reorganization and an additional restructuring charge of $0.1 million was recorded primarily to adjust an estimated lease commitment liability to its final negotiated amount. Also, during the second quarter of fiscal year 2003, the Company recognized a $4.8 million asset impairment charge relating to long-lived assets at certain restaurants that are not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants described above. The asset impairment relating to the under performing restaurants was based on the estimated future cash flow projections of those restaurants being insufficient to recover the cost of the long-lived assets. The asset impairment recorded during the thirteen weeks ended October 27, 2002 also included the recognition of an impairment of $0.3 million relating to a former deposit that has been deemed not to be collectable.

During the thirteen weeks ended January 26, 2003, the Company reduced its restructuring accrual by $0.1 million to reflect a change in the estimated amount to be paid relating to certain of its rejected lease commitments as a result of final negotiations relating to these obligations.

The following is a summary of the significant components of the Company’s asset impairment and restructuring charges for all of fiscal 2002 and for the first thirty-nine weeks of fiscal 2003 (in millions):

	Fiscal 2003	Fiscal 2002

Asset impairment	$5.1	$7.5
Loss on rejection of lease commitments	—	3.8
Lease payments	—	1.1
Bank and other charges	—	0.2

Total	$5.1	$12.6

Asset impairment for fiscal 2002 included the estimated loss on the sale of the 18 restaurants and/or restaurant sites. In the case of the five mortgaged restaurant sites and the six restaurant sites on which the Company had a ground lease and built a building, the charge represents the difference between the net book value of the assets and the estimated net sale proceeds after all fees and commissions. The loss on rejection of lease commitments represents the settlement amount of leases rejected under the Confirmed Plan of Reorganization. Lease payments represent the value of anticipated lease payments until all of the real estate leased assets are sold. Bank and other charges include the cost to restructure all of the Company’s debt with its lenders and other fees associated with the Confirmed Plan of Reorganization including legal fees, loan documentation fees and other fees. Other charges also include all of the other costs related to shut down of the closed restaurant locations including travel expense, the cost to relocate the food inventory and equipment to other locations and other miscellaneous costs.

The following is a summary of the activity in the Company’s accrual for restructuring charges (in millions):

		Paid on	Liabilities
	Restructuring	Or Prior to	Reclassified	Balance as of
	Charges	Jan. 26, 2003	To Debt	Jan. 26, 2003

Loss on rejection of lease commitments	$3.8	$—	$3.7	$0.1
Lease payments	1.1	0.8	—	0.3
Bank and other charges	0.2	0.1	—	0.1

Total	$5.1	$0.9	$3.7	$0.5

(6) LONG-TERM DEBT

As of January 26, 2003, the Company’s long-term debt was comprised of the following items (amounts in millions):

	Balance as of January 26, 2003

	Non-current	Current
	Portion	Portion

Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $273,503 are based on a 11-year amortization with a balloon payment due after eight years in October 2010. Note is secured by various inventory, trademarks, property and equipment.	$21.2	$1.3

Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $64,815 are due through October 2010. Note is secured by various property and equipment.	4.4	0.5

Secured notes due First Commerce of America primarily bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $26,473 are due through February, 2004. On March 1, 2004, a balloon payment of $1,411,885 will become due on one of the notes. Monthly payments of approximately $14,066 are due through 2010 on the second note. Notes are collateralized by certain properties.	2.3	0.2

Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $57,850 are due through October 2007.	2.1	0.6

Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $103,959 are due through October 2007.	4.3	1.0

Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $49,544 are due through October 2010.	2.1	0.7

Total long-term debt.	$36.4	$4.3

(7) CAPITAL LEASE OBLIGATIONS

The Company has entered into various lease agreements relating to buildings and furniture, fixtures and equipment that qualify as capital lease obligations under generally accepted accounting principles. Such lease agreements expire over periods ranging from four to 20 years. As of January 26, 2003, the total capital lease obligations and current portion of such capital lease obligations was $6.8 million and $1.2 million, respectively.

(8) COMMITMENTS AND CONTINGENCIES

CLASS ACTION SUIT AND SEC INFORMAL INVESTIGATION

As a result of a review of its accounting records, the Company, in August 2001, restated its previously reported, audited financial statements for the fiscal years ended April 30, 2000 and April 25, 1999, and the related, unaudited quarterly financial statements for those periods, as well as the unaudited financial statements for the quarters ended July 30, 2000, October 29, 2000, and January 28, 2001. In connection with the restatement, the Company filed amended Form 10-Ks for fiscal years 2000 and 1999, and amended Form 10-Qs for the fiscal 2001, 2000 and 1999 quarters containing the restated financial statements.

The restatement occurred because of a determination by the Company that certain operating expenses were more appropriately attributable to fiscal 2000 and 1999 than later periods. The restatement resulted in a decrease in net income for fiscal 2000 and 1999, and the related quarterly periods, and an increase in net income for the quarters ended July 30, 2000, October 29, 2000 and January 28, 2001.

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

GUARANTOR OF EQUIPMENT LEASES

The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, management understands that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of January 26, 2003. Approximately $0.3 million of these payments were in arrears as of January 26, 2003. The leases are collateralized by the leased equipment and certain leasehold improvements. Roadhouse West G.P. has recently filed for Chapter 11 Bankruptcy. The Company cannot predict the outcome of these proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings. The United States Trustee’s office has recently filed a motion to convert the Chapter 11 Bankruptcy to Chapter 7 liquidation, citing no feasible reorganization plan is being or will be provided.

OPERATING LEASES AND OTHER AGREEMENTS

The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. As of January 26, 2003, total minimum lease payments required under such operating lease agreements for the next twelve months are approximately $8.1 million. The Company is also a party to various agreements relating to services performed at its restaurants. Such agreements are generally for periods of one year or less and none of these agreements, individually, require payments that would be material to the Company’s financial position or results of operations.

OTHER

The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company’s financial condition, results of operations or business.

The Company plans to open the two Company-owned restaurants under construction or development as of January 26, 2003 near the end of fiscal year 2003. The Company expects that the average cash investment required to open these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.4 million per restaurant, or $0.8 million in the aggregate. It is expected that this amount will be funded by cash from operations.

(9) NEW ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting SFAS No. 144 was not material.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under Statement No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Additionally, this Statement amends SFAS No. 13, “Accounting for Leases,” such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale-leaseback. This Statement is generally effective for financial statements issued on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148.

In December 2002, the FASB issued Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

•	measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

•	provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

FIN 45 is effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently in compliance with the provisions of the new pronouncement.

(10) NET LOSS PER COMMON SHARE (“EPS”)

Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands except per share data):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	January 26, 2003			January 26, 2003

	Net Loss	Shares	Amount	Net Loss	Shares	Amount

BASIC EPS
Net income (loss) available to common shareholders	$(509)	29,220,663	$(0.02)	$(8,422)	16,927,437	$(0.50)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(509)	29,220,663	$(0.02)	$(8,422)	16,927,437	$(0.50)

No stock options were outstanding during the thirteen weeks ended January 26, 2003. Options to purchase 511,333 shares of common stock at a weighted average exercise price of $4.57 per share were outstanding during the thirty-nine weeks ended January 26, 2003 until such options were cancelled pursuant to the Confirmed Plan of Reorganization. These options were not included in the computation of diluted EPS because the Company recognized a loss during the thirty-nine weeks, and including such options would result in antidilutive EPS.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	January 27, 2002			January 27, 2002

	Net Loss	Shares	Amount	Net Loss	Shares	Amount

BASIC EPS
Net income (loss) available to common shareholders	$(1,644)	9,708,741	$(0.17)	$(12,814)	9,708,741	$(1.32)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(1,644)	9,708,741	$(0.17)	$(12,814)	9,708,741	$(1.32)

Options to purchase 561,365 shares of common stock at a weighted average exercise price of $4.72 per share were outstanding during the thirty-nine weeks ended January 27, 2002. These options were not included in the computation of diluted EPS because the Company recognized a loss during the thirteen and thirty-nine weeks, and including such options would result in antidilutive EPS. Additionally, all outstanding stock options were cancelled under the Confirmed Plan of Reorganization.

In January 2003, a new stock option plan (the “2003 Stock Option Plan”) was approved by the Board of Directors, authorizing 1.5 million shares of common stock to be issued. The 2003 Stock Option Plan is subject to shareholder approval. No options have been granted to date under the 2003 Stock Option Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements on, without limitation, the following matters:

•	the Company’s implementation of the roadhouse-style dining concept;

•	anticipated trends in the economy and the restaurant industry;

•	the Company’s strategies, plans, objectives and expectations concerning the Company’s future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources;

•	the impact of the Company’s reorganization under Chapter 11 of the Bankruptcy Code;

•	the Company’s ability to manage its debt and comply with the terms of its debt instruments;

•	the Company’s ability to maintain financial and accounting controls, management controls, reporting systems and procedures;

•	the Company’s ability to identify suitable restaurant locations;

•	the Company’s ability to recruit, train and retain management personnel;

•	the Company’s ability to manage labor, food costs and other operating expenses and to operate its restaurants on a profitable basis; and

•	costs associated with opening, or completing construction on, new restaurants.

The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report and in the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the Company’s ability to make future debt, capital lease and operating lease payments;

•	the Company’s ability to comply with its debt instruments in the future;

•	availability of additional financing;

•	relisting of the Company’s stock;

•	outcome of the SEC inquiry;

•	net losses;

•	the Company’s ability to identify suitable locations and open new restaurants;

•	the Company’s ability to acquire adequate food supply and to obtain favorable food costs;

•	changes in consumer preferences, tastes and eating habits;

•	the availability of qualified labor and the Company’s ability to control its labor costs effectively;

•	competition from other restaurants;

•	international conflicts involving the United States and their effect on domestic economic conditions;

•	construction delays;

•	increases in interest rates; and

•	national, regional and local economic and weather conditions.

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Form 10-Q.

The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of January 26, 2003, there were 69 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 34 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, one franchised location in Las Vegas, Nevada, one franchised location in Cincinnati, Ohio, and two joint venture locations in Italy. The Company had two additional franchised locations in Las Vegas, Nevada, which are currently closed (see Note 8 to the accompanying Consolidated Financial Statements). Please see the Company’s Annual Report on Form 10-K for the year ended April 28, 2002, for a full discussion of the franchise and joint venture arrangements.

The Company’s revenues are derived primarily from the sale of food and beverages. In the thirteen and thirty-nine weeks ended January 26, 2003, restaurant sales generated from lunch and dinner amounted to approximately 26% and 74%, respectively, of restaurant sales. Additionally, during the same periods, restaurant sales of food and beverages accounted for approximately 90% and 10%, respectively. Franchise and management fees during these periods accounted for less than 1% of the Company’s total revenues.

Cost of restaurant sales includes food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

During the second and fourth quarters of fiscal 2002, the Company recognized impairment losses and restructuring charges of $5.8 million and $6.8 million, respectively, for the write-down of assets at 18 Company-owned restaurants at which operations had ceased or at which operations are currently being closed. During the second quarter of fiscal 2003, the Company recognized an additional asset impairment of $4.8 million relating to certain restaurants that are not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants. The Company also recognized during the second quarter of fiscal 2003 a restructuring charge of $0.1 million relating to primarily finalizing the estimated lease commitment for a closed restaurant. The Company closed 13 of the restaurants by the end of fiscal year 2002 and four restaurants were closed during the thirteen weeks ended July 28, 2002. The remaining restaurant continues to be operated while the Company is considering a possible sale.

New restaurants opened in the future by the Company can be expected to generate above-average sales during the initial weeks that the restaurant is open, commonly referred to as the “honeymoon” period. As the restaurant is open longer, sales generally decline after initial trial by guests. There is no assurance that a new Roadhouse Grill restaurant will attain profitable operations. Furthermore, costs during the first several months of operation can be expected to be higher than the Company’s average costs, primarily cost of food and beverage sales and labor costs. There is no assurance that these costs will decline to more normalized levels as the restaurant matures.

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

PROPERTY AND EQUIPMENT

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews the performance of its individual restaurants to identify possible under performing operations that should be assessed for possible impairments of long-lived assets. As part of this analysis, management considers factors that have in the past and may continue to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As of January 26, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. The intangible assets which have been determined to have a finite life are being amortized over their useful lives.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	33.4	33.2	33.5	34.6
Labor and benefits	33.9	32.8	33.5	32.6
Occupancy and other	24.4	23.4	25.2	23.7
Pre-opening expenses	—	—	—	0.3

Total cost of restaurant sales	91.7	89.4	92.2	91.2

Depreciation and amortization	5.3	6.1	5.5	5.9
General and administrative expenses	5.5	6.1	4.9	6.0
Asset impairment	—	—	4.9	2.3
Restructuring charge	(0.3)	(0.2)	—	2.5
Reorganization expenses	0.7	—	2.4	—

Total operating expenses	102.9	101.4	109.9	107.9

Operating loss	(2.9)	(1.4)	(9.9)	(7.9)
Gain on sale of fixed assets	0.3	—	0.1	—
Interest expense	(2.8)	(3.1)	(1.4)	(2.9)

Loss before taxes and extraordinary gain	(5.4)	(4.5)	(11.2)	(10.8)
Income tax benefit	3.5	—	1.1	—

Loss before extraordinary gain	(1.9)	(4.5)	(10.1)	(10.8)
Extraordinary gain	0.4	—	1.9	—

Net loss	(1.5)%	(4.5)%	(8.2)%	(10.8)%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	January 26, 2003	January 27, 2002	January 26, 2003	January 27, 2002

RESTAURANT DATA:
Company-owned restaurants:
Beginning of period	69	79	73	83
Opened	—	—	—	2
Closed	—	7	4	13

End of period	69	72	69	72

Franchised restaurants:
Beginning of period	5	7	7	7
Opened	1	—	1	—
Closed	—	—	2	—

End of period	6	7	6	7

Joint venture restaurants:
Beginning of period	1	—	1	—
Opened	1	1	1	1

End of period	2	1	2	1

Total restaurants	77	80	77	80

THIRTEEN WEEKS ENDED JANUARY 26, 2003 (“FISCAL YEAR 2003 THIRD QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JANUARY 27, 2002 (“FISCAL YEAR 2002 THIRD QUARTER”)

Total revenues. Total revenues decreased $2.6 million, or 7.1%, from $36.5 million for the fiscal year 2002 third quarter to $33.9 million for the fiscal year 2003 third quarter. This decrease is primarily attributable to the closing of seven unprofitable restaurants during the third quarter of fiscal year 2002 and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. Revenues generated from the 11 closed restaurants totaled $1.3 million during the thirteen weeks ended January 27, 2002. Revenues at comparable restaurants for the fiscal year 2003 third quarter decreased 5.4% compared with revenues for the fiscal year 2002 third quarter. The Company believes that this decrease is partially attributable to the decline in the economy, as well as the impact of the Company’s bankruptcy proceedings. Sales from the one new restaurant opened during the fourth quarter of fiscal 2002 were $0.6 million for the thirteen weeks ended January 26, 2003.

The Company’s revenues and results of operations have been impacted by a number of factors including economic conditions, concerns over its financial condition, expenditures incurred relating to the bankruptcy and changes in certain of its management positions. While these factors and the attention that has been focused on bankruptcy related issues has had an impact on the overall results of operations, certain markets, such as those in Ohio and Georgia, have been impacted to a greater degree. On a consolidated basis, same store sales have declined 8.4%,

6.8% and 5.4% over the first, second and third quarters of fiscal 2003, respectively, from the comparable periods in fiscal 2002. Management expects that same store sales for the fourth quarter of fiscal 2003 will continue to trend positively but below sales levels achieved in the fourth quarter of fiscal 2002. The Company has recently made management changes, primarily in its corporate and regional operations positions, and implemented other improvements in its operations and will be making certain revisions to its menu in July of 2003. Management believes that these changes will positively impact sales in fiscal 2004.

Food and beverage. Food and beverage costs decreased $0.8 million, or 6.6%, to $11.3 million for the fiscal year 2003 third quarter from $12.1 million for the fiscal year 2002 third quarter. As a percentage of revenues, food and beverage costs increased by 0.2% to 33.4% for the fiscal year 2003 third quarter, from 33.2% for the fiscal year 2002 third quarter. The increase as a percentage of revenue is primarily attributable to increased beef prices coupled with the fact that the Company benefited from favorable beef prices during the thirteen weeks ended January 27, 2002. This impact was partially offset by reduced poultry and rib costs as a result of bulk purchasing agreements, as well as a reduction in the cost of dairy products.

Labor and benefits. Labor and benefits costs decreased $0.5 million, or 4.2%, to $11.5 million for the fiscal year 2003 third quarter, from $12.0 million for the fiscal year 2002 third quarter. As a percentage of revenues, labor and benefits costs increased 1.1% to 33.9% for the fiscal year 2003 third quarter, from 32.8% for the fiscal year 2002 third quarter. This increase is due to increased medical and workers compensation insurance costs as well as the fixed nature of management salaries relative to the decline in consolidated revenues.

Occupancy and other. Occupancy and other costs decreased $0.2 million, or 2.4%, to $8.3 million for the fiscal year 2003 third quarter, from $8.5 million for the fiscal year 2002 third quarter. As a percentage of revenues, occupancy and other costs increased 1.0% to 24.4% for the fiscal year 2003 third quarter, from 23.4% for the fiscal year 2002 third quarter. The increase as a percentage of revenues is due to the fixed nature of certain components of occupancy and other costs, such as rent expense, as well as an increase in marketing and advertising expenses incurred in an effort to increase revenues during the third quarter of fiscal year 2003.

Depreciation and amortization. Depreciation and amortization decreased $0.4 million, or 18.2%, to $1.8 million for the fiscal year 2003 third quarter, from $2.2 million for the fiscal year 2002 third quarter. As a percentage of revenues, depreciation and amortization decreased 0.8% to 5.3% for the fiscal year 2003 third quarter, from 6.1% for the fiscal year 2002 third quarter. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants and due to equipment at some older restaurants becoming fully depreciated.

General and administrative. General and administrative expenses decreased $0.3 million, or 13.6%, to $1.9 million for the fiscal year 2003 third quarter, from $2.2 million for the fiscal year

2002 third quarter. As a percentage of revenues, general and administrative costs decreased 0.6% to 5.5% for the fiscal year 2003 third quarter, from 6.1% for the fiscal year 2002 third quarter. The decrease is primarily due to cost cutting measures involving field management and the corporate office. Management currently expects future general and administrative expenses to decline slightly from third quarter levels due to its cost cutting initiatives.

Reorganization expenses. During the fiscal year 2003 third quarter, the Company incurred $0.2 million, or 0.6% of revenue, in expenses relating to its bankruptcy proceedings and reorganization under Chapter 11. No comparable cost was incurred in the third quarter of 2002. The Company expects that the remainder of reorganization expenses of approximately $0.1 million will be incurred in the fourth quarter of fiscal 2003.

Interest expense. Interest expense decreased $0.2 million, or 18.2%, to $0.9 million for the fiscal year 2003 third quarter, from $1.1 million for the fiscal year 2002 third quarter. The decrease is primarily due to a reduction in interest rates as a result of the Company’s reorganization. Interest expense is currently anticipated to be incurred in future periods consistent with current levels of approximately $0.9 million per quarter.

Income tax benefit (expense). For the third quarter of fiscal year 2003 the Company recorded a net income tax benefit of $1.2 million relating to an expected federal income tax refund. See Note 3 to the accompanying Consolidated Financial Statements. The income tax expense recorded for the third quarter of fiscal year 2002 was less than $0.1 million. The Company did not recognize a tax benefit relating to the operating loss for the thirteen weeks ended January 26, 2003 because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

Extraordinary gain. The Company recognized an extraordinary gain during the thirteen weeks ended January 26, 2003 of $0.1 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings.

THIRTY-NINE WEEKS ENDED JANUARY 26, 2003 COMPARED TO THE THIRTY-NINE WEEKS ENDED JANUARY 27, 2002

Total revenues. Total revenues decreased $16.0 million, or 13.4%, from $119.1 million for the thirty-nine weeks ended January 27, 2002 to $103.1 million for the thirty-nine weeks ended January 26, 2003. This decrease is primarily attributable to the closing of 13 unprofitable restaurants during the first three quarters of fiscal year 2002 and the closing of four unprofitable restaurants during the thirteen weeks ended July 28, 2002. Revenues generated from the 17 closed restaurants totaled $10.9 million during the thirty-nine weeks ended January 27, 2002. Revenues at comparable restaurants for the thirty-nine weeks ended January 26, 2003 decreased

6.8% compared with the thirty-nine weeks ended January 27, 2002. The Company believes that this decrease is partially attributable to the decline in the economy, as well as the impact of the Company’s bankruptcy proceedings.

Food and beverage. Food and beverage costs decreased $6.6 million, or 16.0%, to $34.6 million for the thirty-nine weeks ended January 26, 2003, from $41.2 million for the thirty-nine weeks ended January 27, 2002. As a percentage of sales, food and beverage costs decreased by 1.1% to 33.5% for the thirty-nine weeks ended January 26, 2003, from 34.6% for the thirty-nine weeks ended January 27, 2002. The decrease as a percentage of revenue is primarily attributable to reduced poultry and rib costs as a result of bulk purchasing agreements as well as a reduction in the cost of dairy products.

Labor and benefits. Labor and benefits costs decreased $4.2 million, or 10.8%, to $34.6 million for the thirty-nine weeks ended January 26, 2003, from $38.8 million for the thirty-nine weeks ended January 27, 2002. As a percentage of revenues, labor and benefits costs increased 0.9% to 33.5% for the thirty-nine weeks ended January 26, 2003, from 32.6% for the thirty-nine weeks ended January 27, 2002. This increase is due to the fixed nature of management salaries relative to the decline in consolidated revenues.

Occupancy and other. Occupancy and other costs decreased $2.2 million, or 7.8%, to $26.0 million for the thirty-nine weeks ended January 26, 2003, from $28.2 million for the thirty-nine weeks ended January 27, 2002. As a percentage of revenues, occupancy and other costs increased 1.5% to 25.2% for the thirty-nine weeks ended January 26, 2003, from 23.7% for the thirty-nine weeks ended January 27, 2002. The increase as a percentage of sales is due to the fixed nature of certain components of occupancy and other costs such as rent expense, as well as an increase in marketing and advertising expenses incurred in an effort to increase revenues during the 2003 fiscal year period.

Pre-opening expenses. Pre-opening expenses decreased $0.4 million, or 100.0%, to nil in the thirty-nine weeks ended January 26, 2003 from $0.4 million in the thirty-nine weeks ended January 27, 2002 due to the lack of activity in new restaurant openings during the thirty-nine weeks ended January 26, 2003.

Depreciation and amortization. Depreciation and amortization decreased $1.4 million, or 20.0%, to $5.6 million for the thirty-nine weeks ended January 26, 2003, from $7.0 million for the thirty-nine weeks ended January 27, 2002. As a percentage of revenues, depreciation and amortization decreased 0.5% to 5.4% for the thirty-nine weeks ended January 26, 2003, from 5.9% for the thirty-nine weeks ended January 27, 2002. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants and due to equipment at some older restaurants becoming fully depreciated.

General and administrative. General and administrative expenses decreased $2.1 million, or 29.6%, to $5.0 million for the thirty-nine weeks ended January 26, 2003, from $7.1 million for the thirty-nine weeks ended January 27, 2002. As a percentage of revenues, general and administrative costs decreased 1.1% to 4.9% for the thirty-nine weeks ended January 26, 2003, from 6.0% for the thirty-nine weeks ended January 27, 2002. The decrease is due to cost cutting measures involving field management and the corporate office.

Asset impairment and restructure charge. As discussed above and in Note 5 to the accompanying Consolidated Financial Statements, during the thirty-nine weeks ended January 27, 2002, the Company recognized an asset impairment and restructuring charge of $2.8 million and $3.1 million, respectively, relating to the closing of thirteen unprofitable restaurants. During the thirty-nine weeks ended January 26, 2003, the Company recognized an asset impairment and restructuring charge of $5.1 million and nil, respectively, relating to certain restaurants that are not performing as expected, fixtures and equipment owned or relating to capital leases at certain of the closed restaurants and finalizing estimated lease commitments. The asset impairment recorded during the thirty-nine weeks ended January 26, 2003 also includes the recognition of an impairment of $0.3 million relating to a former corporate deposit that has been deemed to not be collectable.

Reorganization expenses. During the thirty-nine weeks ended January 26, 2003, the Company incurred $2.5 million, or 2.4% of revenue, in expenses relating to its bankruptcy proceedings and reorganization under Chapter 11. No comparable cost was incurred in the fiscal 2002 thirty-nine week period.

Interest expense. Interest expense decreased $2.1 million, or 60.0%, to $1.4 million for the thirty-nine weeks ended January 26, 2003, from $3.5 million for the thirty-nine weeks ended January 27, 2002. The decrease is primarily due to interest that was not accrued for a portion of the thirty-nine weeks ended January 26, 2003 due to the Company’s bankruptcy proceedings, and application of SOP 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Interest expense can be anticipated to be incurred in future periods consistent with current levels of approximately $0.9 million per quarter.

Income tax benefit (expense). For the thirty-nine weeks ended January 26, 2003 the Company recorded a net income tax benefit of $1.2 million relating to an expected federal income tax refund. See Note 3 to the accompanying Consolidated Financial Statements. The income tax expense recorded for the thirty-nine weeks ended January 27, 2002 was less than $0.1 million. The Company did not recognize a tax benefit relating to the operating loss for the thirty-nine weeks ended January 26, 2003 because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

Extraordinary gain. The Company recognized an extraordinary gain during the thirty-nine weeks ended January 26, 2003 of $1.9 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of lease obligations that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES

See Note 2 to the accompanying Consolidated Financial Statements for a description of the Company’s Chapter 11 bankruptcy proceedings.

The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments in accordance with the terms of its real property leases. As of January 26, 2003, total minimum annual payments required under the Company’s note and lease obligations were $16.9 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

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

The Company expects to open two additional restaurants near the end of fiscal year 2003 at a total cost of approximately $2.9 million, including approximately $0.8 million to be expended after January 26, 2003. It is expected that the cash required to develop new stores will be generated from operations. Should cash from operations be insufficient for future expansion, and should additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

During the fiscal month of January 2003, an anticipated income tax refund receivable in the amount of approximately $1.2 million was recorded in the accompanying Consolidated Financial Statements for the thirteen and thirty-nine weeks ended January 26, 2003. This receivable is attributable to a federal carryback claim of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 30, 2002. The carryback claim results from a change to Internal Revenue Code Section 172, as it relates to the alternative minimum tax net operating loss limitations and the period for carrying back net operating losses pursuant to the Job Creation and Worker Assistance Act of 2002. The information necessary to make a determination as to whether or not the new provisions of the Internal Revenue Code would result in a realizable benefit to the Company did not become available until January 2003. Although there can be no assurance, the Company expects to collect such refund during the fourth quarter of fiscal 2003. The Company anticipates that it may receive additional federal and state refunds in the future through the amendment of previously filed returns, however the amounts have not yet been determined and therefore are not recorded. These additional refunds, if and when determined to exist, are not currently expected to exceed $0.3 million.

The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products, the development and implementation of successful marketing strategies and continuing its efforts to reduce its operating costs. The Company has implemented revenue enhancement programs along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and possible sales of assets relating to closed facilities are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure needed additional financing, the Company may have to significantly curtail its operations.

See Notes 6, 7 and 8 to the accompanying Consolidated Financial Statements for a description of the Company’s current outstanding debt and capital and operating lease obligations.

SUMMARY OF CASH FLOWS

Cash provided by operating activities during the thirty-nine weeks ended January 26, 2003 was $0.4 million, compared with $4.0 million during the thirty-nine weeks ended January 27, 2002. The primary source of cash for the thirty-nine weeks ended January 26, 2003 was cash from operations including consideration of depreciation and non-cash accruals, offset to some extent by decreases in accounts payable and other current liabilities. The primary sources of cash for the thirty-nine weeks ended January 27, 2002 were decreases in receivables and cash from operations including consideration of depreciation and non-cash accruals. During the thirty-nine weeks ended January 26, 2003, the Company used $2.4 million in cash to pay reorganization items.

Cash used for investing activities during the thirty-nine weeks ended January 26, 2003 was $0.2 million, as compared to $1.1 million used during the thirty-nine weeks ended January 27, 2002. Cash used for investing activities during these periods consisted of purchases of property, plant and equipment, offset by the sale of property and equipment during the thirty-nine weeks ended January 26, 2003.

Cash provided by financing activities during the thirty-nine weeks ended January 26, 2003 was $1.4 million, compared to $3.1 million used by financing activities during the thirty-nine weeks ended January 27, 2002. Cash provided by financing activities during the thirty-nine weeks ended January 26, 2003 consisted of $5.0 million received in the private placement, net of repayments on outstanding debt and capital lease obligations. Cash used by financing activities during the thirty-nine weeks ended January 27, 2002 consisted of repayments on outstanding debt and capital lease obligations.

CAPITAL EXPENDITURES

The Company plans to open the two Company-owned restaurants under construction or development as of January 26, 2003 near the end of fiscal year 2003. The Company expects that the average cash investment required after January 26, 2003 to open each of these new restaurants in fiscal year 2003, excluding land and pre-opening costs, will be approximately $0.4 million per restaurant, or $0.8 million in the aggregate. At this time, it is expected that this amount will be funded by cash from operations.

SEASONALITY AND QUARTERLY RESULTS

The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 69 restaurants owned and operated by the Company as of January 26, 2003, 34 are located in residential areas in Florida.

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

In addition to seasonality, the Company’s quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of a variety of factors, including, but not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At January 26, 2003, the Company had approximately $2.5 million in variable rate indebtedness outstanding, representing approximately 6.1% of the Company’s total outstanding indebtedness. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on the Company’s results of operations.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Within 90 days of filing this report on Form 10-Q (the “Evaluation Date”), the Company’s Chief Financial Officer and Chief Executive Officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the filed or submitted by the Company under the Exchange Act.

(b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BANKRUPTCY

Please see Note 2 to the attached Consolidated Financial Statements for a complete discussion of the Company’s recently completed Chapter 11 bankruptcy proceedings.

CLASS ACTION SUIT AND INFORMAL SEC INVESTIGATION

Please see the Company’s Annual Report on Form 10-K for the year ended April 28, 2002 and Note 8 in the accompanying Consolidated Financial Statements for a complete discussion of the pending class action lawsuit and informal SEC investigation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in securities during the fiscal 2003 third quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal 2003 third quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fiscal 2003 third quarter.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Number	Description

10.1	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Funding 2000-A, LP.

10.2	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Income Fund III, LTD.

10.3	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL APF Partners, LP.

10.4	Promissory Note, dated September 20, 2002, made by the Company in favor of CORSAIR Special Situations Fund LP.

99.1	Certification of Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

99.2	Certification of Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.

(b)  Reports on Form 8-K.

     None.

SIGNATURES AND CERTIFICATIONS

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2003.

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

Date: March 11, 2003

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

Date: March 11, 2003
/s/ Michael C. Brant

Michael C. Brant Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

10.1	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Funding 2000-A, LP.

10.2	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Income Fund III, LTD.

10.3	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL APF Partners, LP.

10.4	Promissory Note, dated September 20, 2002, made by the Company in favor of CORSAIR Special Situations Fund LP.

99.1	Certification of Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.

99.2	Certification of Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.