Form 10-K
period 2003-04-27
ROADHOUSE GRILL INC
filed 2003-07-25
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 0-28930

ROADHOUSE GRILL, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	65-0367604 (I.R.S. Employer Identification No.)

2703-A GATEWAY DRIVE, POMPANO BEACH, FL 33069 (Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code (954) 957-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.03 PER SHARE
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 23, 2003 (based upon the last reported sale price of the registrant’s common stock on the Pink Sheets on July 23, 2003), was $1,750,525 (calculated by excluding shares owned beneficially by the Company’s principal stockholder, as well as the Company’s directors and executive officers as a group, from total outstanding shares solely for the purpose of this response).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X ] No [  ]

     The number of shares of the registrant’s common stock outstanding as of July 23, 2003 was 29,220,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROADHOUSE GRILL, INC.

FORM 10-K
FISCAL YEAR ENDED APRIL 27, 2003

FORWARD LOOKING STATEMENTS

     This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements, including statements relating to the following:

•	the Company’s implementation of the roadhouse-style dining concept;

•	anticipated trends in the economy and the restaurant industry;

•	the Company’s strategies, plans, objectives and expectations concerning the Company’s future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources;

•	the impact of the Company’s reorganization under Chapter 11 of the Bankruptcy Code;

•	the Company’s ability to manage its debt and comply with the terms of its debt instruments, operating leases and capital leases;

•	the Company’s ability to maintain financial and accounting controls, management controls, reporting systems and procedures;

•	the Company’s ability to further develop its business beyond its existing restaurants;

•	the Company’s ability to recruit, train and retain management personnel;

•	the Company’s ability to manage labor, food costs and other operating expenses and to operate its restaurants on a profitable basis;

•	costs associated with opening, or completing construction on, new restaurants; and

•	the Company’s ability to locate suitable franchisees in markets which it does not serve to develop restaurants in those markets.

     The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report, including the section entitled “Risk Factors,” could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the Company’s ability to make future debt, capital lease and operating lease payments;

•	the Company’s ability to comply with its debt instruments and lease agreements in the future;

•	availability of additional financing;

•	relisting of the Company’s stock;

•	outcome of the SEC inquiry;

•	net losses;

•	the Company’s ability to identify suitable locations and open new restaurants or locate suitable franchisees;

•	the Company’s ability to acquire adequate food supply and to obtain favorable food costs;

•	changes in consumer preferences, tastes and eating habits;

•	the availability of qualified labor and the Company’s ability to control its labor costs effectively;

•	competition from other restaurants;

•	international conflicts involving the United States and their effect on domestic economic conditions;

•	construction delays;

•	events that may impact the cost of food or other products used in the Company’s operations such as the impact of instances of Mad Cow Disease;

•	increase in interest rates; and

•	national, regional and local economic and weather conditions.

ITEM 1. BUSINESS

GENERAL

     The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name “Roadhouse Grill.”

     The Company is a Florida corporation founded in 1992 which opened its first Roadhouse Grill restaurant in Pembroke Pines, Florida (the greater Fort Lauderdale area) in 1993. As of April 27, 2003, there were 70 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 35 are located in Florida. Subsequent to April 27, 2003, an additional new restaurant opened in North Carolina. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, one franchised location in Las Vegas, Nevada, one franchised location in Cincinnati, Ohio and four joint venture restaurants in Italy, including one which was opened subsequent to April 27, 2003.

     The Company’s primary business is the operation of full-service, casual dining restaurants targeted toward singles, couples, families and senior citizens. Roadhouse Grill restaurants offer a diverse, moderately priced lunch and dinner menu highlighting exhibition cooking of steaks and other grilled entrees. In addition to steaks and other grilled items, the restaurants feature daily fresh baked yeast rolls, free peanuts and certain appetizers as signature items. Guest satisfaction comes from a pleasant restaurant atmosphere in which high-quality food and beverages are served at competitive prices. The Company motivates its employees to provide friendly and efficient service on a consistent basis.

     The key elements that define the Roadhouse Grill concept are:

•	Premium Quality Grilled Entrees and a Diverse Menu. Roadhouse Grill restaurants offer a wide variety of steaks, chicken, seafood and other entrees, many of which are grilled in an exhibition style kitchen.

•	High Price/Value to Guests. Roadhouse Grill restaurants strive to provide a high price/value dining experience for its guests by offering a broad, moderately priced menu and serving high quality generous portions.

•	Attentive, Friendly Service. The Company believes that a distinctive, enjoyable dining experience is made possible through excellent service. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service.

•	Spacious, Open Layout. Roadhouse Grill restaurants are designed to have a fun and casual atmosphere. The interior of each restaurant is large, open and visually appealing, with exposed ceilings to help create Roadhouse Grill’s casual ambiance.

•	Broad Customer Appeal. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and, particularly, families. The Company believes that to be attractive to families, a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup. In addition, each restaurant offers a special “Kids’ Menu” featuring an assortment of entrees. For adults, each Roadhouse Grill restaurant offers beverages from its full-service bar, which is separated from the dining area.

RECENTLY COMPLETED PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

				Percentage
	Investment	Price/Share	Number of Shares	Ownership

Berjaya	$3,000,000	$0.36	8,333,333	28.52%
Prime	500,000	0.36	1,388,889	4.75%
Tonto Capital Partners GP	1,000,000	0.36	2,777,778	9.51%
Saterbo	500,000	0.36	1,388,889	4.75%

     Berjaya is the Company’s majority shareholder, representing, with its affiliates, ownership of approximately 66.5% of the Company’s outstanding Common Stock. It is headquartered in Malaysia. Prime is an affiliate of Berjaya. It is 70% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is headquartered in the Philippines. Tonto Capital Partners GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President, and a director. See Item 13. “Certain Relationships and Related Transactions”. Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a former major supplier to the Company.

     Additionally, pursuant to the Confirmed Plan of Reorganization Berjaya received, in full satisfaction of a $1.5 million loan to the Company, 4,166,667 shares of the Company’s authorized but unissued common stock at $0.36 per share, representing 14.26% of the outstanding stock of the reorganized Company.

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

     Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during the fifty-two weeks ended April 27, 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, the Company has recorded an extraordinary gain relating to the early extinguishment of debt in the accompanying consolidated statements of operations in the amount of $1.9 million for the fifty-two weeks ended April 27, 2003. This gain results primarily from obligations to pay lease obligations that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding.

     As of April 27, 2003, substantially all bankruptcy claims have been resolved. See Note 9 of Notes to Consolidated Financial Statements for a description of the debt agreements that have been executed in settlement of certain bankruptcy claims. Currently, the Company is working to resolve certain remaining open bankruptcy claims. Settlement of these claims could result in the execution of additional debt agreements pursuant to the provisions of the Plan of Reorganization and the recognition of additional extraordinary gains or losses to the extent that the final settlement amount differs from the liabilities currently recorded in the Company’s Consolidated Balance Sheet. However, these remaining open bankruptcy claims are not considered material to the Company’s financial position and any extraordinary gain or loss that may result is not expected to be material to the Company’s future consolidated results of operations.

     As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

     The Company has incurred $3.6 million of expenses relating to its reorganization, including $2.7 million and $0.9 million, respectively, during the fifty-two weeks ended April 27, 2003 and April 28, 2002. These expenses primarily include fees for legal, accounting, consulting, and outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. With the confirmation of its Plan of Reorganization, the Company is now required to make regular payments on all debt pursuant to the Confirmed Plan of Reorganization.

RISK FACTORS

THE COMPANY HAS RECENTLY EMERGED FROM BANKRUPTCY AND THERE CAN BE NO ASSURANCE THAT IT CAN SUCCESSFULLY EXECUTE ITS PLAN OF REORGANIZATION

     The Confirmed Plan of Reorganization became effective September 20, 2002. As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, now require substantial monthly payments. The Company’s ability to operate successfully will depend on, among other things, its ability to meet future payment obligations over the extended periods. The Company currently has no available credit line or other instrument to provide operating capital. As such, it depends upon cash flow from operations and from asset sales to support its capital and operating requirements. There can be no assurance that the future cash flows of the Company will be sufficient to fund these obligations.

     The effect, if any, which the Company’s bankruptcy proceedings had on its operations cannot be accurately predicted or quantified. The Company believes that its bankruptcy and consummation of the Confirmed Plan of Reorganization did not have a material impact on its relationships with its customers, employees or suppliers. Nevertheless, there could be a detrimental impact on future sales and patronage because of the negative image of the Company that may have been created by its bankruptcy.

OWNERSHIP OF APPROXIMATELY 66.5% OF THE COMPANY’S OUTSTANDING COMMON STOCK BY ONE SHAREHOLDER WILL LIMIT OTHER SHAREHOLDERS’ ABILITY TO INFLUENCE CORPORATE MATTERS.

     At April 27, 2003, Berjaya beneficially owned, directly or indirectly, approximately 66.5% of the Company’s outstanding common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result, Berjaya is able to control major decisions of corporate policy, elect the Company’s entire board of directors and determine the outcome of any major transaction or other matters submitted to the Company’s shareholders, including potential mergers or acquisitions, and amendments to the Company’s articles of incorporation. Shareholders other than Berjaya are therefore likely to have little or no influence on decisions regarding such matters. Third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership.

THE COMPANY HAS EXPERIENCED SIGNIFICANT LOSSES AND CASH FLOW PROBLEMS IN THE PAST.

     The Company has experienced recent significant operating losses and cash flow problems. The Company currently has no available credit line or other instrument to provide operating capital. As such, it depends upon cash flow from operations and from asset sales to support its capital and operating requirements. There can be no assurance that the Company will be able to achieve and sustain sufficient positive cash flow to support its operations or expansion.

THE COMPANY’S PROFITABILITY IS DEPENDENT IN LARGE MEASURE ON FOOD AND SUPPLY COSTS WHICH ARE NOT WITHIN THE COMPANY’S CONTROL.

     The Company’s profitability is dependent in large measure on its ability to anticipate and react to changes in food and supply costs. Various factors beyond the Company’s control, including climatic changes, disease or illness in beef cattle that could impact supply in the marketplace and government regulations, may affect food costs. Specifically, the Company’s dependence on frequent, timely deliveries of beef, poultry, seafood and produce subjects it to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. While the Company believes that it has been able to anticipate and react to increasing food costs through purchasing practices, menu changes and price adjustments in the past, there can be no assurance that the Company will be able to do so in the future. The failure to react to these increases could materially and adversely affect the Company’s business and result of operations in future periods.

THE COMPANY’S OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER DUE TO VARIOUS FACTORS BEYOND ITS CONTROL, INCLUDING SEASONALITY.

     The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 71 restaurants currently owned and operated by the Company, 35 are located in generally residential or light commercial areas in Florida.

     The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company’s results of operations have been and may continue to be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, the Company runs special promotions for its customers, incentive contests for its employees and otherwise focuses marketing initiatives to increasing sales during these periods. Also, adverse publicity in Florida relating to Roadhouse Grill restaurants could have a more pronounced effect on the Company’s results of operations than might be the case if its restaurants were broadly dispersed geographically. Although the Company has expanded its operations in other geographic markets, to, among other things, offset some of the effects on its operating results due to its concentration in the Florida market, there can be no assurance that the Company’s restaurants outside of the Florida area will be successful and have a positive effect on the seasonal nature of its operating results. Because of the seasonality of the Company’s business, its results for any quarter are not necessarily indicative of the results that may be achieved for a full year.

     In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	the amount of sales contributed by new and existing restaurants;

•	labor costs for the Company’s personnel;

•	changes in food and product costs;

•	the Company’s ability to achieve and sustain profitability on a quarterly or annual basis;

•	consumer confidence and changes in consumer preferences;

•	health concerns, including adverse publicity concerning food-related illness;

•	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and

•	economic conditions generally and in each of the markets in which the Company’s restaurants are located.

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

     The Company has numerous well-established competitors, some of which dominate the industry. These competitors possess substantially greater financial, marketing, personnel and other resources than the Company. Many of the Company’s competitors have achieved significant national, regional and local brand name and product recognition. The Company also engages in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the Company competes with other restaurant companies and retailers for sites and labor.

     The Company believes that the full-service casual dining segment is likely to continue to attract a significant number of new entrants. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service casual restaurant industry have introduced products intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. The Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. The Company may need to modify or refine elements of its restaurant system to evolve its concept in order to compete with popular new restaurant formats or concepts that develop from time to time. There can be no assurance that the Company will be successful in implementing these modifications.

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

THE COMPANY IS DEPENDENT UPON SUPPLY AND QUALITY OF FOOD PRODUCTS.

     The success of the Company’s restaurants depends upon frequent deliveries of food products. The Company is routinely exposed to the risks that shortages or interruptions in supply can occur and adversely affect the availability, quality and cost of these critical food products. Regional weather conditions may also adversely affect product supply and quality. The Company has not experienced significant difficulty in obtaining adequate supplies of food products on a timely basis. However, there can be no assurance that in the future inadequate supplies of food products, especially steak products, might not have a material adverse effect on the Company’s operations and profitability.

THE COMPANY IS AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES WHICH CAN CAUSE GUESTS TO AVOID ITS RESTAURANTS AND WHICH CAN RESULT IN LIABILITIES.

     Health concerns, including adverse publicity concerning food-related illness, although not specifically related to the Company’s restaurants, could cause guests to avoid certain restaurant groups including the Company’s restaurants, which would have a negative impact on its sales. The Company may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against the Company that could have a material adverse effect on its business and results of operations. The Company may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are true or whether the Company is ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on the Company’s business, competitive position and results of operations.

THE COMPANY COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS, AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

     The development and success of the Company’s restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at each restaurant. The Company’s inability to recruit and retain qualified individuals may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect the Company’s results of operations or business. In addition, the Company’s success depends in part upon its ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could cause the Company’s business and results of operations to suffer. Also, competition for qualified employees could require the Company to pay higher wages to attract sufficient qualified employees.

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

THE COMPANY MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY EXPAND ITS RESTAURANT OPERATIONS.

     Subsequent to April 27, 2003, the Company opened one Company-owned restaurant. No additional Company-owned restaurants are currently expected to be opened in fiscal year 2004. The Company’s ability to expand successfully will depend on a number of factors, including:

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

     The opening of additional restaurants will depend in part upon the Company’s ability to generate sufficient funds from operations or the sale of assets or to obtain sufficient equity or debt financing on favorable terms to support its expansion. The Company may require additional debt or equity financing to continue to open new restaurants. The Company cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If the Company is unable to obtain additional funds in a timely manner or on acceptable terms, it may have to curtail or suspend any expansion of its operations.

     The Company may not be able to open new restaurants on a timely basis, if ever, and, if opened, these restaurants may not operate on a profitable basis. The Company expects to experience delays in restaurant openings from time to time. Delays or failures in opening planned new restaurants could have an adverse effect on the Company’s business, financial condition, results of operations or cash flows.

THE COMPANY IS DEPENDENT UPON ITS CHIEF EXECUTIVE OFFICER AND ITS OTHER KEY EMPLOYEES.

     The Company believes that the development of its business has been, and will continue to be, dependent on the services of Ayman Sabi, its Chief Executive Officer, and other key employees. The loss of Mr. Sabi’s services, or the loss of the services of other key employees, could have a material adverse effect on the Company’s business, and there can be no assurance that an adequate replacement could be found for Mr. Sabi or the other key employees in the event of their unavailability. The Company’s continued growth will further depend on its ability to attract and retain additional skilled senior management personnel, including, but not limited to, senior operations personnel and restaurant managers.

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

     The Company’s facilities are licensed and subject to regulation under state and local fire, health and safety codes. The development and construction of future restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Various federal and state labor laws govern the Company’s operations and its relationship with its employees, including minimum wage, overtime, safety and working conditions, fringe benefit and citizenship requirements. In particular, the Company is subject to the regulations of the Immigration and Naturalization Service (INS). Given the location of many of the Company’s restaurants, even if the Company operates those restaurants in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in the Company’s work force. Material increases in unemployment tax rates, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect the Company’s business.

     Sales of alcoholic beverages account for approximately 10% of the Company’s revenues. The Company is required to comply with the alcohol licensing requirements of the various government agencies, including states and municipalities where the Company’s restaurants are located. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of the Company’s restaurants, including minimum age of patrons consuming, and employees serving, alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. The Company is also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on the Company’s results of operations and financial condition. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. However, there can be no assurance that the Company’s insurance coverages will be adequate.

     The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities, which will over time require an incremental capital investment by the Company.

     In connection with the Company’s franchise operations, it is required to comply with Federal Trade Commission and state laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises.

     Failure to comply with the regulations described above could negatively impact the Company’s business and reputation.

THE COMPANY IS SELF-INSURED IN CERTAIN OF ITS INSURANCE COVERAGES AND HAS EXPERIENCED INCREASED INSURANCE COSTS.

     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years, under workers’ compensation, employers practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. The Company is also self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for the fiscal years of 2003, 2002 and 2001 were $6.3 million, $3.5 million and $4.4 million, respectively.

     Due to the trends currently being experienced in the insurance industry, the Company believes that its insurance costs will continue to represent a significant expense to the Company and may increase in the future. Management is continuing to evaluate options relating to controlling these costs including changes in its insurance carriers and brokers, modifications to certain of the provisions of its policies including deductibles and self-insured retention limits and changes in the portion of costs incurred in providing coverage for its employees that are allocated to the employees who participate in the plan.

THE COMPANY’S COMMON STOCK IS QUOTED ON THE PINK SHEETS, AND INVESTORS MAY FIND IT MORE DIFFICULT TO SELL THE COMPANY’S COMMON STOCK.

     Effective May 2, 2002, the Company’s common stock was delisted from the NASDAQ National Market. As a result of its delisting, the Company’s common stock is currently quoted on the Pink Sheets.

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

COMPANY RESTAURANT OPERATIONS

MENU

     The Roadhouse Grill menu, which was revised and expanded in June 2003, features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. The Company’s steaks are aged both before and after being cut and trimmed. The menu features over sixty items, including 13 cuts of steak ranging from 6 oz. to 18 oz. The Company is known for its “Roadie” (bourbon marinated sirloin), prime rib, and award-winning baby-back ribs. In addition to grilled selections, the new menu offers a variety of specialty drinks, a pasta dish, seafood, a wide variety of appetizers, sandwiches, and salads, including signature items such as Roadhouse cheese wraps and a variety of desserts, most notably the “messy sundae.” Each entree is served with a choice of a house salad or Caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf, homemade yeast rolls and peanuts. Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Entrée prices range from $5.79 to $18.99. From 11:00 a.m. to 3:00 p.m. Monday through Friday, in addition to its full menu, each Roadhouse Grill offers a selection of 20 lunch menu items ranging from charbroiled steak salad to hand-breaded chicken strips and french fries, all prepared to order quickly and priced at $8.99 or less.

UNIT ECONOMICS

     The 69 Company-owned Roadhouse Grill restaurants open for the entire 52 weeks in fiscal year 2003 generated average net sales of approximately $2.0 million, average restaurant-level cash flow (restaurant revenues less cost of restaurant sales, excluding pre-opening expenses) of $166,000 and average operating income (restaurant-level cash flow less depreciation and amortization) of $63,000. The Company’s average cash investment for these 69 restaurants was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. Restaurant-level economics are affected to the extent that the Company constructs free-standing units on Company-owned or leased land, rather than leasing existing buildings. In such cases, initial development costs are substantially greater and occupancy costs (other than depreciation) are substantially less when the Company leases existing buildings. The Company cannot predict if average unit-level economics would be altered significantly if in the future the mix of restaurants placed in leased buildings compared to free-standing buildings on Company-owned or leased land were to change materially from the Company’s current mix.

RESTAURANT OPERATIONS AND MANAGEMENT

     Restaurant Personnel. The Company believes that excellent service contributes significantly to a distinctive, enjoyable dining experience. Accordingly, the Company seeks to hire individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to interact with customers on a friendly, casual basis. The Company recruits both experienced restaurant managers from outside the Company and promotes qualified employees from within the Company. The Company seeks to retain high-quality restaurant managers and personnel by providing them with opportunities for promotion and financial incentives based on individual restaurant performance. These financial incentives include a bonus plan that enables each restaurant manager to earn a portion of a bonus pool by achieving certain predetermined performance goals. To further enhance the “team” concept within the Company, restaurant managers also have an opportunity for financial incentives based on the consolidated financial results of the Company.

     Roadhouse Grill restaurants generally operate with a general manager, a dining room manager, a kitchen manager and one or two assistant managers depending upon volume. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with Company standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 60 to 70 employees. The Company currently employs seven directors of operations, each of whom is responsible for supervising the operations of eight to 13 restaurants.

     The Company devotes a significant amount of time and resources to restaurant management and staff training. Each new manager participates in an eight-week training program, which is conducted both at designated training restaurants and the corporate office, before assuming an assistant manager position (or, in some instances, a kitchen manager position) at a Roadhouse Grill restaurant. This program is designed to provide training in all areas of restaurant operations, including food preparation and service, alcoholic beverage service, Company philosophy, operating standards, policies and procedures, and business management and administration techniques. These new managers are also trained and evaluated in regards to behavioral skills and other topics to ensure they possess the ability to succeed in managing the Company’s operations. The managers of the training restaurant conduct weekly evaluations of each manager trainee.

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

     The development and success of the Company’s restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. The Company’s inability to recruit and retain high-quality personnel may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect the Company’s results of operations or business. Competition for qualified employees could require the Company to pay higher wages to attract sufficient qualified employees.

     Purchasing. To better insure uniform quality and obtain competitive prices, the Company contracts centrally for most restaurant food products and other supplies. Individual restaurants decide the amount of each item they require and place orders directly with the Company’s distributors several times a week. Managers also arrange for produce items to be provided by local vendors that meet the Company’s quality standards. Corporate management closely monitors prices and other supply contract terms for locally and centrally contracted items. Because of the volume of its aggregate orders and the volume of supplies delivered to each individual restaurant, the Company believes that it is able to obtain favorable prices for its supplies.

     The Company’s profitability is dependent in large measure on its ability to anticipate and react to changes in food and supply costs. Various factors beyond the Company’s control, including climatic changes, disease or illness in beef cattle that could impact supply in the marketplace and government regulations, may affect food costs. Specifically, the Company’s dependence on frequent, timely deliveries of beef, poultry, seafood and produce subjects it to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. The failure to react to these increases could materially and adversely affect the Company’s business and result of operations. In addition, during fiscal year 2003, the Company purchased approximately 79% of its food and other restaurant supplies from two distributors. The Company’s dependence on a small number of suppliers subjects it to the risk of possible shortages or interruptions in supply if any of these distributors is not able to provide food and supplies to the Company’s restaurants in a timely manner. The Company believes it is able to manage this risk by working solely with high-quality, financially stable vendors and therefore realize the benefits of primarily centralized distribution.

     Hours of Operation. The Company’s Roadhouse Grill restaurants are open seven days a week, typically from 11:00 a.m. to 10:00 p.m. Sunday through Thursday and from 11:00 a.m. to 11:00 p.m. on Friday and Saturday.

     Reporting and Financial Controls. The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. The Company has also developed and continues to enhance corporate policies and procedures designed to maintain consistency in its operations and to strengthen internal accounting controls. Through the review of periodic financial information, on-site visits to its restaurants and other means, the Company evaluates compliance with its policies and procedures. In addition, each restaurant is equipped with a computerized accounting system that allows restaurant management to efficiently manage labor, food cost and other direct operating expenses, that provide corporate management rapid access to financial data and that reduces time devoted by its restaurant managers to administrative responsibilities. Guest counts, sales, cash deposits and labor cost information are collected daily from each restaurant. Physical inventories of all food and beverage items are performed weekly. Each restaurant manager prepares a restaurant level weekly profit and loss statement, and at the end of each accounting period, operating statements are prepared for each location. The weekly and accounting period operating statements are reviewed at both the corporate level and restaurant level for variances from expected results to allow for any corrective actions to be taken as quickly as possible.

ADVERTISING AND MARKETING

     The Company attempts to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. The Company believes that clustering multiple restaurants in target markets will help build brand-awareness and increase efficiencies in its marketing efforts. The Company also utilizes radio, billboard and print advertising to promote its restaurants and build brand-awareness. The Company’s motto is: “Roadhouse Grill...Eat, Drink and be Yourself.” The Company also markets at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. For fiscal year 2002 and 2003, advertising and marketing expense relating to Roadhouse Grill restaurants amounted to approximately 1.7% and 2.4% of total revenues, respectively.

RESTAURANT LOCATIONS

     The following table sets forth the location of Company-owned restaurants open as of April 27, 2003:

Number of
Location	Restaurants

Florida	35
Georgia	9
New York	6
Louisiana	3
South Carolina	2
Alabama	2
Mississippi	3
Ohio	8
Arkansas	1
North Carolina	1

Total	70

Note: Subsequent to April 27, 2003, one additional Company-owned restaurant was opened in North Carolina.

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

SEASONALITY

     The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 71 restaurants currently owned and operated, 35 are located in generally residential or light commercial areas in Florida. The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company’s results of operations have been and may continue to be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, the Company runs special promotions for its customers, incentive contests for its employees and otherwise focuses marketing initiatives to increasing sales during these periods.

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

     Sales of alcoholic beverages account for approximately 10% of the Company’s revenues. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of the Company’s restaurants, including minimum age of patrons consuming, and employees serving, alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. The Company is also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. There can be no assurance that the Company’s insurance coverages will be adequate.

     The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company is required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities, which require an incremental capital investment by the Company.

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

     Various states have recently enacted legislation requiring the protection of customer credit card numbers by the suspension of printing the credit card numbers on customer receipts. The Company is working with its point of sale systems vendors in order to ensure compliance with the new laws by the various effective dates, the earliest of which is currently scheduled for July 2005. It is anticipated that the application of new system software will require system upgrades at certain of the Company’s restaurant locations. Although the exact cost cannot be determined at this time, a material incremental capital investment may be required.

INSURANCE

     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years, under workers’ compensation, employers practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. The Company is also self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for the fiscal years of 2003, 2002 and 2001 were $6.3 million, $3.5 million and $4.4 million, respectively.

     Due to the trends currently being experienced in the insurance industry, the Company believes that its insurance costs will continue to represent a significant expense to the Company and may increase in the future. Management is continuing to evaluate options relating to controlling these costs including changes in its insurance carriers and brokers, modifications to certain of the provisions of its policies including deductibles and self-insured retention limits and changes in the portion of costs incurred in providing coverage for its employees that are allocated to the employees who participate in the plan.

EMPLOYEES

     At April 27, 2003, the Company employed 5,213 persons, of whom 4,917 were restaurant employees, 246 were restaurant management and supervisory personnel, and 50 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. No Company employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its relations with its employees are generally satisfactory.

TRADEMARKS, SERVICE MARKS AND TRADE DRESS

     The Company believes that its rights in trademarks, service marks and trade dress are important to its marketing efforts. Roadhouse Grill has registered the “Roadhouse Grill” service mark and other designs and slogans with the U.S. Patent and Trademark Office and with the respective trademark offices in other countries. Roadhouse Grill has certain other foreign trademarks in various stages of the registration process; however, the Company has temporarily ceased the registration process in several countries and will resume such process on a case-by-case basis in certain of those countries in the near future.

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

EXPANSION STRATEGY

     The Company’s long-term strategy is to expand the Roadhouse Grill concept in relation to Company-owned restaurants in a much slower and more controlled manner than was incurred in the past. One additional restaurant was opened in June 2003. No other new restaurant openings are currently planned for fiscal year 2004. Subject to the operating results of its existing restaurants and the identification of suitable locations, the Company plans to open approximately one to three restaurants per year over the next three years. The Company’s focus in fiscal year 2004 will be to maximize its return on its investment in its existing restaurants in the United States and to expand the number of franchised and joint venture locations internationally. Management believes that opportunities exist that would enable the Company to expand its joint venture and franchised operations. Management also believes that this type of growth opportunity will require significantly lower capital resources from the Company.

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

FRANCHISE AND JOINT VENTURE RESTAURANTS

     The following table sets forth the location of franchise and joint venture restaurants open as of April 27, 2003:

Franchise

Number of
Location	Restaurants

Nevada	1
Ohio	1
Malaysia	3
Brasilia, Brazil	1

Total	6

Joint Venture

Number of
Location	Restaurants

Italy	3

Total	3

FRANCHISE OPERATIONS

     In addition to operating Company-owned restaurants, the Company has six franchise locations. The Company currently has five franchisees: Roadhouse Operating Company, LLC (“Roadhouse Operating”), Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”), Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”), Brent Empreendimentos e Alimentacao Ltda. (“Roadhouse Grill Brazil”), and NAHI, Inc. Berjaya, the majority shareholder of the Company, directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

     The Company is currently seeking to develop additional franchising opportunities on an international basis with primary focus on development in Europe, South America, and the Caribbean. The Company also will be actively seeking multi-unit franchising in the United States in the foreseeable future. There can be no assurance that the Company will be successful in its efforts.

     Roadhouse Operating. Roadhouse Operating entered into an initial franchise agreement and Master Development Agreement with the Company (the “Roadhouse Operating Master Development Agreement”) in August 1995. Pursuant to the Roadhouse Operating Master Development Agreement, the Company was required to enter into a franchise agreement with Roadhouse Operating for each new franchise restaurant prior to the opening of that restaurant. Pursuant to the Roadhouse Operating Master Development Agreement, and in each case pursuant to a separate franchise agreement, Roadhouse Operating opened three Roadhouse Grill restaurants. Two of these have been closed, and one is currently being operated.

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

     Roadhouse Operating is obligated to pay the Company a percentage royalty fee based on gross sales. Under the Roadhouse Operating Master Development Agreement, Roadhouse Operating is not obligated to pay any area development or initial franchise fees. As of April 27,

2003, the receivable from Roadhouse Operating was approximately $0.1 million. Due to lack of payment, this amount has been fully reserved.

     The Company is the guarantor of equipment leases for three restaurants, two of which are currently closed, owned by Roadhouse West G.P., an affiliate of Roadhouse Operating. In addition, management understands that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of April 27, 2003. The leases are collateralized by the leased equipment and certain leasehold improvements. Roadhouse West G.P. has recently filed for Chapter 11 Bankruptcy. The Company cannot predict the outcome of these proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings. The United States Trustee’s office has recently filed a motion to convert the Chapter 11 Bankruptcy to Chapter 7 liquidation, citing that no feasible reorganization plan is being or will be provided.

     Roadhouse Operating was not able to meet the development schedule under the Roadhouse Operating Master Development Agreement, which expired on October 31, 1999. As of the date of this report, the Company has taken no action to enforce compliance with the development of new restaurants required under the Roadhouse Operating Master Development Agreement due to the bankruptcy proceedings.

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

     As of April 27, 2003, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants, and the Company does not anticipate that Roadhouse Grill Hong Kong will develop any Roadhouse Grill restaurants in the foreseeable future.

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

     Roadhouse Grill Asia currently operates three franchised Roadhouse Grill restaurants in Malaysia. The Company accrued less than $0.1 million in royalty income from those restaurants during fiscal year 2003. Royalty income is currently being offset against interest that the Company owes to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $129,000 as of April 27, 2003. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees.

     Roadhouse Grill Asia has not met the development schedule under the Asia Master Development Agreement. As of the date of this filing, the Company has taken no action to enforce compliance with the development of new stores required under the Asia Master Development Agreement and is currently in discussion with Roadhouse Grill Asia regarding the agreement.

     Roadhouse Grill Brazil. In May 1999, the Company entered into a Master Development Agreement with Roadhouse Grill Brazil, which provides for the development and franchising of Roadhouse Grill restaurants in Brazil. Under the agreement, Roadhouse Grill Brazil is required to open and maintain at least eight Roadhouse Grill restaurants during the first ten years of the term of the agreement. Roadhouse Grill Brazil pays the Company a one-time franchise fee for each new restaurant opened and an ongoing service fee based on gross sales. Roadhouse Grill Brazil currently operates one Roadhouse Grill restaurant in Brasilia, Brazil. As of April 27, 2003, the receivable from Roadhouse Grill Brazil was less than $0.1 million.

     Ohio franchisee. In March 2002, the Company entered into a Master Development Agreement with NAHI, Inc., granting the exclusive right to build five restaurants in five years in the Cincinnati/Tri State area of Ohio and Kentucky. In order to maintain these exclusive rights, the franchisee must comply with the terms of the agreement including, but not limited to, opening one restaurant per year. Currently, there is one franchised location open pursuant to this Master Development Agreement.

JOINT VENTURE OPERATIONS

     On July 6, 2000, the Company entered into a joint venture agreement with the Cremonini Group, a publicly-traded Italian conglomerate, specializing in the food service industry in

Europe. Under the original joint venture agreement, Cremonini Group is required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries. The Company is not required to make any capital outlay in connection with the joint venture. In accordance with the terms of the joint venture agreement, the Company owns a 1.5% equity interest in the joint venture and has an option to purchase up to an additional 8.5% equity interest in the joint venture. In addition, the Company is entitled to royalty fees based on gross sales. The Company opened its first joint venture Roadhouse Grill restaurant in Milan, Italy in November 2001, and it currently operates four restaurant locations in Italy, including one which was opened subsequent to April 27, 2003.

     By letter dated June 20, 2002, Cremonini notified the Company that it was immediately suspending the performance of its obligations under the joint venture agreement and ancillary agreements. The Company believes that the original joint venture agreement remains in effect and is currently in discussions with the Cremonini Group regarding the original agreement. No assurances can be made as to the possible outcome of these discussions. However, if the Company cannot reach an agreement with Cremonini, the Company will attempt to make arrangements with one or more other candidates to develop Roadhouse Grill restaurants in Europe. There can be no assurance that the Company will be able to make such arrangements. Further, if arrangements can be made, the terms may differ substantially from the terms of the joint venture with Cremonini.

ITEM 2.  PROPERTIES

     As of April 27, 2003, all but 12 of the Company’s open restaurants were located in leased space. Initial lease expirations range from five to 20 years, with the majority of the leases providing the Company with renewal options extending the lease term. All of the Company’s leases provide for a minimum annual rent, and several leases call for annual or other escalations at various points in the lease term or for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases, which require the Company to pay the costs of insurance, taxes and a portion of the lessors’ operating costs. All 12 of the Company’s restaurants that are located on owned land are pledged as collateral on the debt used to acquire the land and building. The Company believes its facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for the present business needs of the Company.

     The Company owns a 30,500 square foot office building in Pompano Beach, Florida. The Company relocated its corporate headquarters to this facility in October 1999. The Company occupies approximately 19,000 square feet of the new facility and has leased the remaining 11,500 square feet for a five-year period ending in December 2005 with an option to renew by the tenant for an additional five-year period.

     The Company also owns the land and building related to a closed store that is currently held for sale. The Company is presently actively marketing this facility and pursuing a sale of this facility during fiscal year 2004.

ITEM 3.  LEGAL PROCEEDINGS

BANKRUPTCY

     Please refer to ITEM 1, BUSINESS, RECENTLY COMPLETED PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE, for a complete discussion of the Company’s recently completed Chapter 11 bankruptcy proceedings.

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

     As the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on April 16, 2002, any claims in this Action should have been filed by the plaintiffs with the Court. If the plaintiffs had filed a claim with the Court, their claim against the Company would have been subordinated to the claims of all creditors of the Company. However, no claim against the Company was filed during the bankruptcy proceedings. Based on discussions with the Company’s legal counsel, the Company believes that the class action suit is not likely to result in an unfavorable outcome to the Company. The Company further believes that even if the action brought by the plaintiffs is successful, the plaintiffs will share only in the distribution of stock in the reorganized company with the holders of the existing Common Stock.

     On July 26, 2002, the plaintiffs filed an amended class action complaint. The individual defendants filed a motion to dismiss the amended complaint on September 4, 2002, and the plaintiffs filed an opposition thereto on October 3, 2002. On April 4, 2003, the court heard arguments on the motion to dismiss and dismissed the amended complaint. The plaintiffs filed a second amended class action complaint on May 5, 2003. The individual defendants filed a motion to dismiss the second amended class action complaint on June 4, 2003, to which plaintiffs have not yet responded.

     The Company believes that the individual defendants are covered, with respect to the claims asserted in the Action, by the Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Co. of Pittsburgh, Pa. The policy provides directors and officers liability coverage and corporate securities coverage. It has aggregate limits of $5,000,000 and a self-insured retention for securities claims of $250,000. With respect to the case against the defendants, to the extent permitted by law the Company intends to indemnify the individual defendants.

     On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so. The outcome of the SEC inquiry cannot be determined as of the date of this report.

OTHER

     The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, the Company does not believe that any resulting liability will have a material adverse effect on the Company’s financial position or results of operations or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective May 15, 2003, the following actions were taken upon the written consent of the holders of a majority of the outstanding shares of the common stock of the Company: (a) the election of five directors to serve until the next annual meeting of shareholders (see Item 10 for the identity of the Company’s directors), or until their successors are elected and qualified, (b) the ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for fiscal year 2003, (c) the approval of Amended and Restated Articles of Incorporation for the Company and (d) the approval of the 2003 Stock Option Plan.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of April 27, 2003, the Company’s authorized and issued common equity consisted of 29,220,663 shares of common stock, par value $0.03 per share. The Company’s common stock is currently quoted on the Pink Sheets under the symbol “GRLL.PK.” The Company’s common stock previously traded on the Nasdaq National Market until the stock was delisted in May 2002.

     The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq National Market through May 2002 and on the Pink Sheets thereafter:

	HIGH($)	LOW($)

FISCAL 2002
First Quarter	1.72	1.10
Second Quarter	1.40	0.25
Third Quarter	0.55	0.28
Fourth Quarter	0.35	0.24
FISCAL 2003
First Quarter	0.60	0.05
Second Quarter	0.80	0.10
Third Quarter	0.80	0.10
Fourth Quarter	0.30	0.05
FISCAL 2004
First Quarter (to July 23, 2003)	0.45	0.15

DIVIDEND POLICY

     The Company has not declared or paid any cash dividends or distributions on its capital stock. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future, as the current policy of the Company’s Board of Directors is to retain all earnings, if any, to support operations and finance expansion. Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company’s earnings, operations, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors, at their discretion.

SHAREHOLDERS

     As of July 23, 2003, there were approximately 80 shareholders of record of the Company’s common stock. A portion of the Company’s outstanding common stock is held of record in broker “street name” for the benefit of individual investors and the Company believes that as of the date of this report there are approximately 900 beneficial holders of its common stock.

EQUITY COMPENSATION PLAN INFORMATION

     See Item 12.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth for the periods and dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

STATEMENT OF
OPERATIONS DATA:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(dollars in thousands, except per	2003	2002	2001	2000	1999
share data):
Total revenues	$140,924	$158,982	$168,055	$148,897	$121,067

Cost of restaurant sales:
Food and beverage	47,439	55,066	59,112	50,268	40,606
Labor and benefits	47,860	51,817	54,059	43,512	33,969
Occupancy and other	34,567	37,580	39,269	30,067	23,089
Pre-opening expenses	124	477	2,481	2,387	1,318

Total cost of restaurant sales	129,990	144,940	154,921	126,234	98,982

Depreciation and amortization	7,460	8,991	10,297	8,560	7,351
General and administrative expenses	6,956	9,106	10,954	8,241	6,766
Asset impairment	5,854	7,507	3,066	—	—
Restructuring charge	46	5,086	—	—	—
Reorganization expenses	2,726	876	—	—	—

Total operating expenses	153,032	176,506	179,238	143,035	113,099

Operating (loss) income	(12,108)	(17,524)	(11,183)	5,862	7,968

Other expense:
Interest expense, net	(2,289)	(3,810)	(3,655)	(2,301)	(2,210)
Other, net	75	(60)	800	—	(3)

Total other expense	(2,214)	(3,870)	(2,855)	(2,301)	(2,213)

(Loss) income before income taxes, extraordinary gain, and cumulative effect of change in accounting principle	(14,322)	(21,394)	(14,038)	3,561	5,755
Income tax (benefit) expense	(1,241)	49	1,818	78	47

(Loss) income before extraordinary gain and cumulative effect of change in accounting principle	(13,081)	(21,443)	(15,856)	3,483	5,708

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(dollars in thousands, except per	2003	2002	2001	2000	1999
share data):
Extraordinary gain	1,838	—	—	—	—

(Loss) income before cumulative effect of change in accounting principle	(11,243)	(21,443)	(15,856)	3,483	5,708
Cumulative effect of change in accounting principle (net of tax benefit of $248)	—	—	—	(877)	—

Net (loss) income	($11,243)	($21,443)	($15,856)	$2,606	$5,708

Basic net (loss) income per common share
Basic (loss) income before cumulative effect of change in accounting principle	($0.56)	($2.21)	($1.63)	$0.36	$0.60
Cumulative effect of change in accounting principle	—	—	—	(0.09)	—

Basic net (loss) income per common share	($0.56)	($2.21)	($1.63)	$0.27	$0.60

Diluted net (loss) income per common share:
Diluted (loss) income before cumulative effect of change in accounting principle	($0.56)	($2.21)	($1.63)	$0.36	$0.59
Cumulative effect of change in accounting principle	—	—	—	(0.09)	—

Diluted net (loss) income per common share	($0.56)	($2.21)	($1.63)	$0.27	$0.59

Weighted average common Shares outstanding	20,000,744	9,708,741	9,708,741	9,708,741	9,536,631

Weighted average common shares and share equivalents outstanding assuming dilution	20,000,744	9,708,741	9,708,741	9,792,019	9,668,469

BALANCE SHEET DATA:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(dollars in thousands,	2003	2002	2001	2000	1999
except share data)
Cash and cash equivalents	$2,956	$3,193	$1,582	$378	$975
Total current assets	7,393	7,618	8,889	4,868	5,552
Property and equipment	60,024	71,926	87,204	92,204	77,821
Total assets	71,304	83,354	100,328	104,414	90,972
Total current liabilities	19,474	10,888	56,692	21,979	11,953
Liabilities subject to compromise — pre-petition	—	54,757	—	—	—
Liabilities subject to compromise — GAP	—	2,181	—	—	—
Long-term debt, including current portion *	39,559	—	42,179	25,661	19,505
Obligations under capital leases, including current portion *	6,714	—	5,742	6,479	11,933
Total liabilities	60,519	67,826	63,357	51,587	40,751
Total shareholders’ equity	10,785	15,528	36,971	52,827	50,221

* Note, for fiscal year 2002, total current liabilities, long term debt, capital lease debt and total liabilities do not include liabilities classified as subject to compromise.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company operates, franchises and licenses high-quality, full-service, casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of April 27, 2003, there were 70 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 35 are located in Florida. One additional restaurant in North Carolina was opened subsequent to April 27, 2003. The Company also has three franchised restaurants in Malaysia, one franchised restaurant in Brasilia, Brazil, one franchised restaurant in Las Vegas, Nevada, one franchised restaurant in Cincinnati, Ohio, and four joint venture restaurants in Italy, including one which was opened subsequent to April 27, 2003.

REVENUES

     The Company’s revenues are derived primarily from the sale of food and beverages. In fiscal year 2003, restaurant sales generated from lunch and dinner amounted to approximately 26% and 74% of restaurant sales, respectively, as compared to 27% and 73%, respectively, in fiscal year 2002. Restaurant sales of food and beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales in each of fiscal years 2003 and 2002. Franchise and management fees during fiscal year 2003 accounted for less than 1% of the Company’s total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

     Of the Company’s 71 currently operating Company-owned restaurants, one was opened in April 2003 and one was opened in June 2003. The Company’s new restaurants can be expected to generate above-average sales during the initial weeks that the restaurant is open, commonly referred to as the “honeymoon” period. As the restaurant is open longer, sales generally decline after initial trial by guests. There is no assurance that a new Roadhouse Grill restaurant will attain profitable operations. Furthermore, costs during the first several months of operation can be expected to be higher than the Company’s average costs, primarily cost of food and beverage sales and labor costs. There is no assurance that these costs will decline to more normalized levels as the restaurant matures.

     The average cash investment of the 69 Company-owned Roadhouse Grill restaurants open the entire 52 weeks in fiscal year 2003 was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 12 restaurant sites operating and owned by the Company was approximately $838,000. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $214,000.

     During the second and fourth quarters of fiscal 2002, the Company recognized impairment losses and restructuring charges of $5.8 million and $6.8 million, respectively, for the write-down of assets at 18 Company-owned restaurants at which operations had ceased or at which operations are currently being closed. During the second quarter of fiscal 2003, the Company recognized an additional asset impairment of $5.1 million relating primarily to certain restaurants that are not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants. The Company also recognized during the second quarter of fiscal 2003 a restructuring charge of $0.1 million primarily relating to finalizing the estimated lease commitment for a closed restaurant. Also, during the thirteen weeks ended April 27, 2003, the Company recognized an asset impairment of $0.8 million relating to the final closure of the restaurant sites discussed above and an analysis of the value of the equipment removed and retained from these locations. The Company closed 13 of the restaurants by the end of fiscal year 2002 and four restaurants were closed during the thirteen weeks ended July 28, 2002. The remaining restaurant continues to be operated while the Company is considering a possible sale.

CRITICAL ACCOUNTING POLICIES

     Roadhouse Grill’s accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements.

PROPERTY AND EQUIPMENT

     The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews the performance of its individual restaurants to identify possible under performing operations that should be assessed for possible impairments of long-lived assets. As part of this analysis, management considers factors that have in the past and may continue to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 27, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. The intangible assets which have been determined to have a finite life are being amortized over their useful lives.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ materially from those estimates. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. Roadhouse Grill constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     Management believes that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of April 27, 2003 and April 28, 2002, total recorded insurance reserves were $2.0 million and $1.1 million, respectively.

     In addition, asset impairment charges, restructuring charges, and the reserve for restructuring are predominantly based on estimates of the market value of assets of which the Company plans to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in the Company operations in the future or expenditures estimated to be used to settle the outstanding obligations. Such estimates will also be affected by the time interval required to dispose of those assets to be sold. The assumptions used, particularly in regards to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration and projection of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore the Company’s results of operations.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

STATEMENTS OF OPERATIONS
DATA:

	Fiscal	Fiscal	Fiscal
	2003	2002	2001

Total revenues	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	33.7	34.6	35.2
Labor and benefits	34.0	32.6	32.2
Occupancy and other	24.5	23.7	23.4
Pre-opening expenses	0.0	0.3	1.5

Total cost of restaurant sales	92.2	91.2	92.3
Depreciation and amortization	5.3	5.7	6.1
General and administrative expenses	5.0	5.7	6.5
Asset impairment	4.2	4.7	1.8
Restructuring charge	0.0	3.2	—
Reorganization expenses	1.9	0.6	—

Total operating expenses	108.6	111.1	106.7

Operating loss	(8.6)	(11.1)	(6.7)
Total other expense	(1.6)	(2.4)	(1.7)

Loss before taxes and extraordinary gain	(10.2)	(13.5)	(8.4)
Income tax (benefit) expense	(0.9)	—	1.1

Loss before extraordinary gain	(9.3)	(13.5)	(9.5)
Extraordinary gain	1.3	—	—

Net loss	(8.0)%	(13.5)%	(9.5)%

	Fiscal	Fiscal	Fiscal
	2003	2002	2001

RESTAURANT DATA:
Company-owned restaurants:
Beginning of period	73	83	72
Opened	1	3	11
Closed	(4)	(13)	—

End of period	70	73	83

Franchised restaurants:
Beginning of period	7	7	5
Opened	1	—	2
Closed	(2)	—	—

End of period	6	7	7

Joint venture restaurants:
Beginning of period	1	—	—
Opened	2	1	—
Closed	—	—	—

End of period	3	1	—

Total restaurants:
Beginning of period	81	90	77
Opened	4	4	13
Closed	(6)	(13)	—

End of period	79	81	90

FIFTY-TWO WEEKS ENDED APRIL 27, 2003 (“FISCAL YEAR 2003”) COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 28, 2002 (“FISCAL YEAR 2002”)

     Total revenues. Total revenues decreased $18.1 million, or 11.4%, from $159.0 million for fiscal year 2002 to $140.9 million for fiscal year 2003. This decrease is primarily attributable to the closing of 13 unprofitable restaurants in fiscal year 2002 and four additional unprofitable restaurants in the first quarter of fiscal year 2003. Revenues generated from these 17 restaurants totaled $0.3 million and $12.1 million during fiscal year 2003 and 2002, respectively. Sales at comparable restaurants for fiscal year 2003 decreased 6.0% compared with sales for fiscal year 2002. The Company believes that this decrease is partially attributable to the decline in the economy as well as the Company’s bankruptcy proceedings. A restaurant is considered comparable after its first 18 months of operation. The Company opened one new restaurant during the fourth quarter of fiscal year 2002 and one additional new restaurant during the fourth quarter of fiscal year 2003. Combined revenues from these stores, which are not included in comparable restaurant sales, were $3.0 million and $0.5 million during fiscal years 2003 and 2002, respectively.

     The Company’s revenues and results of operations have been impacted by a number of factors including economic conditions, concerns over its financial condition, expenditures incurred relating to the bankruptcy and changes in certain of its management positions. While these factors and the attention that has been focused on bankruptcy related issues has had an impact on the overall results of operations, certain markets, such as those in Ohio and Georgia, have been impacted to a greater degree. On a consolidated basis, same store sales have declined 8.4%, 6.8%, 5.4% and 3.3% over the first, second, third and fourth quarters of fiscal year 2003, respectively, from the comparable periods in fiscal year 2002. The Company has recently made management changes, primarily in its corporate and regional operations positions, and implemented other changes in its operations including the introduction of a new menu with enhanced menu items in June 2003. Management believes that these changes will positively impact sales and results of operations in fiscal 2004. See “Outlook” below.

     Food and beverage. Food and beverage costs decreased $7.7 million, or 14.0%, to $47.4 million for fiscal year 2003 from $55.1 million for fiscal year 2002. This decrease is primarily attributable to the restaurant closings described above. As a percentage of sales, food and beverage costs decreased by 0.9% to 33.7% for fiscal year 2003 from 34.6% for fiscal year 2002. The decrease as a percentage of revenue can be attributed to bulk purchasing agreements including significantly discounted pork purchases made when available quantities exceeded normal demand and a reduction in chicken costs. Meat costs, which historically represent approximately 44% of total food costs, remained relatively constant at approximately 15.4% of total food sales in both fiscal years 2003 and 2002.

     Labor and benefits. Labor and benefits costs decreased $3.9 million, or 7.5%, to $47.9 million for fiscal year 2003 from $51.8 million for fiscal year 2002. The decrease is primarily due to the restaurant closings described above. As a percentage of sales, labor and benefits costs increased 1.4% to 34.0% for fiscal year 2003 from 32.6% for fiscal year 2002. This increase is due to the significant increase in workers compensation insurance and group medical insurance costs, which represented 2.9% of revenues in fiscal year 2003 as compared to 1.3% in fiscal year 2002.

     Occupancy and other. Occupancy and other costs decreased $3.0 million, or 8.0%, to $34.6 million for fiscal year 2003 from $37.6 million for fiscal year 2002. As a percentage of sales, occupancy and other was 24.5% for fiscal year 2003 versus 23.7% for fiscal year 2002. The increase as a percentage of sales is due to the fixed nature of certain components of occupancy and other costs, such as rent expense, as well as an increase in marketing and advertising expenses incurred, which represented 2.4% of total revenues in fiscal year 2003 as compared to 1.6% in fiscal year 2002 and an increase in general and employers’ practice liability expenses which increased from 0.5% of revenues in fiscal year 2002 to 0.9% of revenues in fiscal year 2003.

     Pre-opening expenses. Pre-opening expenses decreased $0.4 million, or 80.0%, to $0.1 million in fiscal year 2003 from $0.5 million in fiscal year 2002. The decrease is due to the opening of only one restaurant in fiscal year 2003 compared to the opening of three restaurants in fiscal year 2002.

     Depreciation and amortization. Depreciation and amortization decreased $1.5 million, or 16.7%, to $7.5 million for fiscal year 2003 from $9.0 million for fiscal year 2002. As a percentage of revenues, depreciation and amortization decreased 0.4% to 5.3% for fiscal year 2003 from 5.7% for fiscal year 2002. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants (including leases rejected in the Company’s bankruptcy proceedings), due to equipment at some older restaurants becoming fully depreciated and due to asset impairment charges which were taken in 2002 and 2003 that reduced the carrying value of the Company’s property and equipment.

     General and administrative. General and administrative costs decreased $2.1 million, or 23.1%, to $7.0 million for fiscal year 2003 as compared to $9.1 million for fiscal year 2002. As a percentage of sales, general and administrative costs decreased 0.7% from 5.7% for fiscal year 2002 to 5.0% for fiscal year 2003. The decrease, both in dollars and as a percentage of revenues, is the result of the Company’s reduction in corporate overhead and the consolidation of field management personnel.

     Reorganization expenses. Reorganization expenses represent expenses incurred relating to the Company’s bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. Total reorganization expenses incurred in fiscal year 2003 were $2.7 million, or 1.9% of revenues, as compared to $0.9 million, or 0.6% of revenues, in fiscal year 2002. Management believes that no significant reorganization expenses will be incurred in fiscal year 2004.

     Asset impairment and restructuring charge. The Company recorded asset impairment and restructuring charges in fiscal year 2002 totaling $7.5 million and $5.1 million, respectively. These charges were related to the 17 restaurants that were closed as described above. During fiscal year 2003, the Company recorded an asset impairment of $5.9 million relating to restaurants that were not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants.

     Total other expense. Total other expense decreased $1.7 million, or 43.6%, to $2.2 million for fiscal year 2003 from $3.9 million for fiscal year 2002. The decrease was primarily due to the forgiveness of the Company’s interest expense during the period of bankruptcy.

     Income tax (benefit) expense. The Company recorded an income tax benefit of $1.2 million for fiscal year 2003, compared to an income tax expense of approximately $0.1 million for fiscal year 2002. The credit recorded in fiscal year 2003 was due to the recording of a federal income tax refund, partially offset by state income and franchise taxes. The expense recorded in fiscal 2002 was due to state income and franchise taxes. The Company did not recognize a tax benefit relating to the operating loss for fiscal year 2003 or fiscal year 2002 because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

     Extraordinary gain. The Company recognized an extraordinary gain during fiscal year 2003 of $1.8 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings.

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

     Food and beverage. Food and beverage costs decreased $4.0 million, or 6.7%, to $55.1 million for fiscal year 2002 from $59.1 million for fiscal year 2001. This decrease is primarily attributable to the closing of 13 unprofitable restaurants in fiscal year 2002. As a percentage of sales, food and beverage costs decreased by 0.6% to 34.6% for fiscal year 2002 from 35.2% for fiscal year 2001. The decrease as a percentage of revenue can be attributed to the Company changing to a new food distribution company with lower prices.

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

     General and administrative. General and administrative costs decreased $1.9 million, or 17.3%, to $9.1 million for fiscal year 2002 as compared to $11.0 million for fiscal year 2001. As a percentage of sales, general and administrative costs decreased 0.8% from 6.5% for fiscal year 2001 to 5.7% for fiscal year 2002. The decrease, both in dollars and as a percentage of sales, is the result of the Company’s reduction in corporate overhead and the consolidation of field management.

     Reorganization expenses. Reorganization expenses represent expenses incurred relating to the Company’s bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. Total reorganization expenses incurred in fiscal year 2002 were $0.9 million, or 0.6% of revenues. No reorganization expenses were recorded in fiscal year 2001.

     Asset impairment and restructuring charge. The Company recorded an asset impairment and restructuring charge of $7.5 million and $5.1 million, respectively, in fiscal year 2002 compared to a $3.1 million asset impairment in fiscal year 2001. The asset impairment charge in fiscal year 2002 is related to 13 stores the Company closed in fiscal year 2002 and the write down of assets of four stores closed subsequent to year end. The asset impairment charge taken in fiscal year 2001 was due to the impairment of assets at four of the 13 stores closed in fiscal year 2002.

     Total other expense. Total other expense increased $1.0 million, or 30.0%, to $3.9 million for fiscal year 2002 from $2.9 million for fiscal year 2001. The increase is primarily due to higher default interest rates as a result of the Company becoming past due in its obligations.

     Income tax (benefit) expense. The Company recorded income tax expense of approximately $0.1 million for fiscal year 2002, compared to $1.8 million for fiscal year 2001. The expense recorded in fiscal 2002 was due to state income and franchise taxes. During the fourth quarter of fiscal year 2001, the Company increased the valuation allowance for the deferred tax asset. Due to losses incurred during fiscal year 2001, management believed that it was not likely that the deferred tax assets would be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments in accordance with the terms of its real property leases. As of April 27, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $17.1 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company opened one new restaurant in fiscal year 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003. The Company does not currently expect to open any additional company-owned restaurants in fiscal year 2004. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During fiscal year 2002, the Company’s primary sources of working capital were the sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”), which is described below and working capital provided by operations. The FFCA debt was restructured as a result of the Confirmed Plan of Reorganization. During fiscal year 2003, the Company’s primary sources of working capital were the debt restructuring and working capital provided by operations. The Company also filed for federal income tax refunds totaling approximately $1.2 million during fiscal year 2003, of which $0.6 million was collected in fiscal year 2003 and the remaining $0.6 million was collected in fiscal year 2004. The Company has also filed for approximately $0.2 million in additional federal and state income tax refunds in fiscal year 2004, which it presently expects to collect during the first half of the fiscal year. The Company expects that its primary sources of working capital in fiscal year 2004 will be cash flow from operations, the collection of income tax refunds and the sale of food and beverage credits and possible refinance of the mortgage on its corporate headquarters building as more fully described in Notes 9 and 20 to the Consolidated Financial Statements.

     The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies and continuing its efforts to reduce its operating costs. The Company has implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003 along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

     See Notes 7, 8 and 9 to the Consolidated Financial Statements for a description of the Company’s current outstanding debt and capital and operating lease obligations. As of April 27, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $17.1 million.

     Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and other possible sources described above are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure needed additional financing, the Company may have to significantly curtail its operations.

SUMMARY OF CASH FLOWS

     Cash provided by operating activities during fiscal year 2003 was $3.7 million, as compared with $7.6 million provided by operating activities during fiscal year 2002. The primary source of cash for fiscal year 2003 was the net income generated from operations excluding reorganization expenses and non cash expenses including depreciation, amortization and asset impairment. The primary sources of cash for fiscal year 2002 were a decrease in income tax receivable of $2.2 million, a decrease in accounts receivable of $1.0 million and net cash generated from operations.

     Cash used in investing activities during fiscal year 2003 was $1.4 million, as compared to $2.6 million used during fiscal year 2002. Cash used in investing activities in both fiscal years consisted primarily of purchases of property, plant and equipment, offset to some extent in fiscal year 2003 by proceeds from sales of property and equipment.

     Cash provided by financing activities during fiscal year 2003 was less than $0.1 million, as compared to $2.2 million used in financing activities during fiscal year 2002. Cash provided by financing activities during fiscal year 2003 included $5.0 million in proceeds from issuance of common stock, offset by repayments of long term debt and capital lease obligations. Cash used in financing activities in fiscal year 2002 consisted of repayments of long term debt and capital lease obligations.

CAPITAL EXPENDITURES

     The Company opened one new restaurant in fiscal year 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003. The Company does not currently expect to open any additional Company-owned restaurants in fiscal 2004. At this time, it is expected that the cash required to develop new Company-owned restaurants beyond 2004 will be funded by cash from operations.

SEASONALITY AND QUARTERLY RESULTS

     The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 71 restaurants currently owned and operated by the Company, 35 are located in generally residential or light commercial areas in Florida. The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company’s results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, the Company runs special promotions for its customers, incentive contests for its employees and otherwise focuses marketing initiatives to increasing sales during these periods.

     In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	the amount of sales contributed by new and existing restaurants;

•	labor costs for the Company’s personnel;

•	changes in food and product costs;

•	the Company’s ability to achieve and sustain profitability on a quarterly or annual basis;

•	consumer confidence and changes in consumer preferences;

•	health concerns, including adverse publicity concerning food-related illness;

•	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and

•	economic conditions generally and in each of the markets in which the Company is located.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for by the purchase method of accounting, and goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. The Company implemented SFAS No. 141 effective June 30, 2001. This statement had no impact on the Company. The Company implemented SFAS No. 142 effective April 28, 2002. The impact of the adoption of this pronouncement was not material. As of April 27, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million, all of which are subject to the provisions of SFAS Nos. 141 and 142. No amortization expense related to goodwill was recorded for the year ended April 27, 2003. Amortization expense related to goodwill was $0.1 million for the year ended April 28, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002, which, to date, have not been applicable.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148.

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

OUTLOOK

     The following discussion of the Company’s future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to Page 2 of this Annual Report on Form 10-K, as well as to the other disclosures contained in this Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent the Company from achieving its goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

     As of the date of this Annual Report on Form 10-K, the economy has shown recent signs of strengthening, however concerns still exist as to the strength of consumer spending due to the economic downturn and world events including terrorism and the conflict in the Middle East. The Company’s revenue projections assume that current spending trends do not worsen during fiscal 2004. Actual results in fiscal 2004 could vary significantly as a result of changes in consumer spending and the economy in general.

     Fiscal 2004 revenue. As discussed above, the Company opened one new restaurant in April of fiscal 2003 and an additional new restaurant in June 2003. No additional new restaurant openings are currently planned for fiscal 2004. The remaining 69 Company-owned restaurants will qualify as comparable restaurants during fiscal 2004. Management currently believes that food and beverage sales for its comparable stores for fiscal 2004 will range between flat to a 1% increase compared to fiscal 2003. This anticipated improvement as compared to the reduction in sales at comparable restaurants of 6% experienced between fiscal 2002 and fiscal 2003 is projected based upon the improvements that have recently been implemented that are designed to improve the dining experience of customers and the consistency in operations, as well as the anticipated impact of the new menu with enhanced menu items that was implemented in June 2003.

     Management intends to focus efforts on identifying opportunities during fiscal 2004 to expand its operations in relation to franchised restaurants. The Company believes that this represents a growth opportunity and would require significantly lower capital resources from the Company than expansion of Company-owned restaurants. This initiative is not expected to generate significant revenue or operating profit during fiscal 2004. Accordingly, revenue anticipated to be generated from royalty fees and other income is expected to be less than 1% of total revenues in fiscal 2004.

     Food and beverage costs. The Company has been able to reduce its food and beverage costs as a percentage of revenues over the last two years due to a change in its primary food distributor and by utilizing more efficient and cost effective purchasing initiatives. Management believed that through continued efforts in these areas it would be able to maintain its food and beverage costs in fiscal 2004 at a level relatively flat with fiscal 2003. However, due to the recent instance of Mad Cow Disease that was reported in Canada, the supply of meat products from Canada has been temporarily closed. This has resulted in a reduction in meat supply and a corresponding increase in food costs for the Company’s restaurants. Management can not predict the duration of the closure of the Canadian supply markets or further impacts that may occur as a result of this event. However, it is currently anticipated that this event will cause food and beverage costs to increase in fiscal 2004 as compared to fiscal 2003.

     Labor and benefits. The Company has experienced an increase in labor and benefits costs over the last two years as a percent of revenues. This increase has resulted from significant increases in the cost of providing medical benefits to employees, continued increases in the cost of workers’ compensation insurance as well as from wage pressure resulting from a tight labor market. Management currently expects labor and benefit costs, as a percent of revenues to range from flat to a decrease of 1.0% due to more efficient management of hourly labor and changes implemented in its medical benefit plan in June 2003.

     Occupancy and other. Management has recently implemented cost cutting initiatives in regards to a number of the component areas included in occupancy and other expenses. Marketing expenses are currently planned of approximately 2.0% of total revenues in fiscal year 2004. Due to these cost cutting initiatives and reduced costs expected to be incurred as a result of the conversion of certain equipment leases from operating leases to capital leases in fiscal 2003, management presently expects occupancy and other expenses to decrease between 1.5% and 2.5% as a percent of total revenues in fiscal 2004 compared to fiscal 2003.

     Pre-opening expenses. As discussed above, the Company opened one new restaurant in June 2003. No additional new restaurant openings are currently planned for fiscal 2004. As a result, pre-opening expenses are not anticipated to be significant in fiscal 2004.

     Depreciation and amortization. The Company is continuing to make capital investments in its restaurants in regards to replacement equipment and necessary building improvements. Management currently expects that total depreciation and amortization expense will continue to decline slightly due to the volume of assets that have become fully depreciated during fiscal 2003 and fiscal 2004.

     General and administrative expenses. General and administrative expenses have declined over the last two years due to cost control initiatives and the consolidation of operations. The Company currently plans to make additional investments in fiscal 2004 in its franchising efforts and in its investment in its regional supervisors in order to improve the oversight of restaurant operations and enhance the effectiveness of operational improvements. As a result, management currently expects that its general and administrative expenses will remain relatively flat in fiscal 2004 and may increase slightly compared to fiscal 2003.

     Reorganization expenses. The Company does not currently anticipate that it will incur any significant reorganization expenses in fiscal 2004.

     Total other expense. Based on the current debt and capital lease obligations outstanding, the Company presently anticipates that total other expense, which is primarily comprised of interest expense, will range between $3.2 million and $3.4 million in fiscal 2004.

     Income tax (benefit) expense. The Company has recently filed in fiscal 2004 for approximately $0.2 million in federal and state income tax refunds that will be recognized in results of operations in fiscal 2004. Due to the existence of federal and state income tax loss carryforwards, the Company does not currently anticipate that any significant additional income tax expense or benefits will be recorded or realized in fiscal 2004.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At April 27, 2003, the Company had approximately $2.5 million in variable rate indebtedness outstanding, representing approximately 5% of the Company’s total outstanding indebtedness. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on the Company’s results of operations.

     Certain of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain floors and caps. The Company does not use financial instruments to hedge commodity prices because the Company’s purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, any changes in commodity prices would affect the Company’s competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements and supplementary data required by this item are attached to this Form 10-K beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     The names of the executive officers of the Company and certain information with respect to each of them is set forth below.

Name	Age	Position

Ayman Sabi	40	President and Chief Executive Officer
Michael C. Brant	40	Executive Vice President of Finance and Chief Financial Officer
Alain K.K. Lee	46	Executive Vice President and Corporate Secretary
Mark Rogers	40	Vice President of Operations

     Ayman Sabi has been the Company’s President and Chief Executive Officer since February 1998. He served as Chairman of the Company’s Executive Committee from November 1997 to February 1998. Mr. Sabi became a director of the Company in February 1997. Mr. Sabi has served as the Chairman and Chief Executive Officer of SABi International Developments, Inc., a trading, contracting and investment company which owns, operates and invests in various restaurant and retail concepts, both domestically and internationally since 1989.

     Michael C. Brant was elected as Executive Vice President of Finance and Chief Financial Officer in May 2003. Previously, he had been the Company’s Vice President of Finance and Chief Financial Officer since October 2002. Prior to joining the Company, Mr. Brant was, from November 1999 until January 2002, the Vice President and Chief Financial Officer of Aviation Sales Company, where he helped lead that company through a significant restructuring of its operations and capital structure. Mr. Brant also served as a consultant to Aviation Sales from January 2002 until April 2002. Prior to joining Aviation Sales, from April 1999 to October 1999, Mr. Brant was a Vice President of Becker Professional Services and, for more than five years prior thereto, Mr. Brant held senior financial positions at John Alden Life Insurance Company, the principal subsidiary of John Alden Financial Corporation. Additionally, before joining John Alden, Mr. Brant held various positions, including senior manager, for a period of nine years with Price Waterhouse. Mr. Brant is a certified public accountant.

     Alain K.K. Lee has been Executive Vice President and Corporate Secretary for the Company since September 2002. He was previously Vice President of Corporate Affairs and Franchising/Investor Relations from July 1998. From 1990 to 1998, Mr. Lee served as Berjaya Group Berhad Chief Financial Officer and as a General Manager and Director of several other Berjaya subsidiary companies. Mr. Lee also serves on the Board of Directors of ILTS, Inc. and Taiga Forest Products Ltd.

     Mark Rogers re-joined the Company as Vice President of Operations on January 27, 2003. He was the Senior Director of Operations from October 2000 to June 2002. Prior to joining Roadhouse he was the Regional Director with Uno’s from September 1997 to October 2000 where he was responsible for seven company stores and seven franchise locations with six of these locations in Puerto Rico. Mr. Rogers was at Applebee’s from May 1991 to September 1997 as a District Manager responsible for six restaurants and was instrumental in beginning a new concept with the owners called “Chevy Chase Grill.” He was with the Catawba Island Club from February 1988 to May 1991 as the Executive Food and Beverage Manager where he was responsible for all aspects of the food and beverage department for this private fine dining and casual theme resort restaurant. Mr. Rogers was with T.G.I. Fridays from June 1981 to February 1988.

DIRECTORS

     The names of directors of the Company and certain information with respect to each of them are set forth below.

Name	Age	Director Since	Term Expires

Ayman Sabi	40	February 1997	2003
Alain K.K. Lee	46	January 1998	2003
Ronald J. Buck	40	September 2002	2003
Nathan D. Benn	41	September 2002	2003

     Ronald J. Buck is co-founder and Managing Principal of Corsair Partners, LLC, the General Partner of Corsair One, L.P., and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. From 1995 to 1998, Mr. Buck was a bond analyst in Standard and Poor’s retail and restaurant group. Mr. Buck served in various positions in Chase Manhattan Bank from 1989 to 1995, and in the last three years as a Vice President in the Recovery and Restructuring Department. Mr. Buck is a member of the Audit Committee and the Compensation Committee of the Company’s Board of Directors.

     Nathan D. Benn, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, a major supplier to the Company. Previously, he served as Chief Financial Officer of Colorado Boxed Beef Company beginning in October 2000. From August 1997 to September 2000, Mr. Benn was Chief Financial Officer of Cutrale Citrus Juices USA, Inc. Mr. Benn also served as Vice President and General Manager of Rouse Rubber Industries, Inc. from December 1995 to July 1997; and Corporate Controller/Director of MIS of Choctaw Maid Farms, Inc. from December 1992 to November 1995. Mr. Benn is a certified public accountant. Mr. Benn is a member of the Audit Committee and the Compensation Committee of the Company’s Board of Directors.

     Giuseppe Luongo, who was elected to the Board of Directors in September 2002, resigned from the Board in April 2003. Mr. Luongo’s resignation was due to other personal and business obligations and was not the result of any disagreement with the Company over any matter relating to the Company’s operations, policies and procedures, including any matter of accounting principles or procedures or financial statement disclosure.

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

     Based solely on a review of the copies of such reports furnished to the Company, or written representation that no such reports were required, the Company believes that for the fiscal year ended April 27, 2003, all of the Company’s officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them. However, all required filings were late.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation paid to the Company’s Executive Officers whose compensation exceeded $100,000 in fiscal 2003. The individuals included in the table are collectively referred to as the “Named Executive Officers.”

ANNUAL COMPENSATION

NAME AND	FISCAL			OTHER ANNUAL	ALL OTHER
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION (1)	COMPENSATION (2)

Ayman Sabi,	2003	$409,633	$—	$67,642	$40,916
President and Chief	2002	405,788	—	62,178	40,579
Executive Officer	2001	426,461	170,000	67,858	41,727
Michael C. Brant,	2003	105,712	—	—	7,958
Executive Vice	2002	—	—	—	—
President of Finance and	2001	—	—	—	—
Chief Financial Officer (3)
Alain K.K. Lee,	2003	129,492	—	34,768	12,949
Executive Vice President	2002	129,492	—	40,369	12,949
and Corporate Secretary	2001	127,094	37,000	32,040	12,452

(1)	This amount represents rent and car lease payments made by the Company for Mr. Sabi and Mr. Lee.

(2)	Represents Supplemental Executive Retirement Plan (“SERP”) contributions made by the Company.

(3)	Mr. Brant began his employment with the Company on October 8, 2002.

Option Grants Table

     No stock options were granted to the Named Executive Officers in fiscal year 2003. Further, pursuant to the Company’s Confirmed Plan of Reorganization, all outstanding options were cancelled as of September 20, 2002.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The Named Executive Officers did not hold any stock options as of April 27, 2003.

Compensation of Directors

     Each outside director of the Company receives $3,500 for each Board Meeting that he attends and $500 for attendance at each meeting of the Audit Committee or Compensation Committee.

Stock Option Plan

THE PLAN

     The Company’s Board of Directors believes that future growth and success will depend, in large part, upon the Company’s ability to attract, motivate and retain competitively superior employees, and that stock option grants have been and will continue to be an important element in achieving this goal by furthering an alignment of the participant’s interests with those of the Company’s shareholders, thereby promoting long-term growth and profitability. Accordingly, the Board of Directors has adopted the 2003 Stock Option Plan (the “Plan”), which has been ratified by the shareholders, pursuant to which the officers, directors, key employees and independent contractors or consultants of the Company that perform services to the Company are entitled to receive options to purchase up to 1,500,000 shares of common stock. The purpose of the Plan is to provide an additional incentive to attract, motivate and retain persons with outstanding abilities and skills who provide important services to the Company and upon whose efforts and judgment our success depends, by affording such persons the opportunity to acquire or increase their proprietary interest in the Company and to benefit from rising values of the common stock.

SUMMARY OF THE 2003 STOCK OPTION PLAN

     In furtherance of its purposes, the Plan authorizes, among other things, the granting of incentive or nonqualified stock options to purchase shares of common stock to persons selected by the Company’s Board of Directors from a class of the Company’s officers, directors, key employees and independent contractors or consultants that perform services for the Company.

     The Plan is administered by the Company’s Board of Directors. The Board of Directors has appointed the Compensation Committee to administer the Plan.

     The Plan’s administrators in their sole discretion will determine the persons to be awarded options, the number of shares subject to the options and the exercise price and other terms of the options. In addition, the Plan’s administrators have full power and authority to interpret the Plan, to establish, amend, and rescind any rules and regulations relating to the Plan, to prescribe the form of any agreement or instrument executed in connection with the Plan, and to make all other determinations necessary or advisable for the administration of the Plan. The acts of the Plan’s administrators are final, conclusive and binding upon all interested parties, including the Company, its shareholders, its officers and employees, recipients of grants under the Plan, and all persons or entities claiming by or through such persons.

     The Company does not currently have any definitive plans to issue any stock options under the Plan to any of its key employees, directors, officers or independent contractors or consultants that perform services.

     An aggregate of 1,500,000 shares of common stock are reserved for issuance upon exercise of options granted under the Plan. The shares acquired upon exercise of options granted under the Plan are authorized and issued shares of common stock. The Company’s shareholders have no preemptive rights to purchase or subscribe for any common stock by reason of the reservation and issuance of common stock under the Plan. If any option granted under the Plan expires or terminates for any reason other than having been exercised in full, the unpurchased shares subject to that option will again be available for issuance under the Plan.

     Pursuant to the Company’s Confirmed Plan of Reorganization, the Company’s 1994 Stock Option Plan and 1998 Stock Option Plan were terminated and all options were cancelled thereunder.

CERTAIN TERMS AND CONDITIONS

     All grants of options under the 2003 Stock Option Plan will be evidenced by a written agreement between the Company and the optionee. Such agreement will contain such terms and conditions as the Plan’s administrators prescribe, consistent with the Plan, including, without limitation, the number of shares, the exercise price, term and any restrictions on exercising the options granted.

     Under the Plan, the option price per share of common stock may be any price determined by the Plan’s administrators at the time of grant; except that the option price of an incentive stock option granted under the Plan may not be less than the fair market value per share of common stock on the date of grant (or less than 110% of the fair market value for shareholders who own more than 10% of the Company’s stock).

Under the Plan, “fair market value” shall be determined by the Plan administrators and if the shares of our common stock are listed on a national stock exchange or traded on the over the counter market, the fair market value shall equal the average of the closing price of the Company’s common stock on the seven market days prior to the option grant date as reported by such exchange or market; provided, however, that the exercise price of options granted under the 2003 Stock Option Plan shall not be less than $0.36 per share.

     The exercise price of an option shall be paid in cash. Cash payments will be used for general corporate purposes.

     No option granted under the Plan is assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of an optionee, an option is exercisable only by the optionee. The expiration date of an option is determined by the Plan’s administrators at the time of the grant, but in no event may an option be exercised after the expiration of 10 years from the date of grant. The vesting schedule for an option will be determined by the Plan administrators and will be set forth in an agreement between the Company and the optionee. The Plan’s administrators may, in their sole discretion, accelerate the date on which any option may be exercised. In the event of certain transactions, including certain changes in control, certain mergers and reorganizations, and certain dispositions of substantially all our assets, the Plan administrator’s have the discretion to provide on a case-by- case basis that the option will automatically become exercisable or will terminate. If the option is terminated upon a change of control, the optionee will have the right prior to the change of control to exercise any vested option.

     Unless otherwise provided for by the Plan’s administrators, six months after the date on which an optionee’s employment is terminated by reason of death, the unexercised portion of any vested options granted under the Plan will automatically be terminated. Unless otherwise provided by the Plan’s administrators, the unexercised portion of any vested options granted under the Plan will automatically be terminated three months after the date on which an optionee’s employment is terminated for any other reason provided, however, that the unexercised portion of any vested options will automatically be terminated immediately on the date on which an optionee’s employment is terminated for “cause,” as defined in the Plan. If an optionee dies within three months after the termination of his/her employment, the optionee’s estate has the right to exercise any portion of the deceased employee’s option within six months of such optionee’s death.

     To prevent certain types of dilution of the rights of a holder of an option, the Plan provides for appropriate adjustment of the number of shares for which options may be granted, the number of shares subject to outstanding options and the exercise price of outstanding options in the event of any increase or decrease in the number of issued and outstanding shares of our capital stock resulting from a stock split, reverse split, combination of shares, exchange of shares, stock dividend, recapitalization, reclassification or other capital adjustment. The Board of Directors has discretion to make appropriate adjustments to outstanding options in the event of a merger, consolidation or other reorganization.

     The Plan will expire ten years after its effective date, and any option outstanding on such date will remain outstanding until it expires or is exercised. The Board of Directors may amend or terminate the Plan or any option at any time, without the approval of the shareholders, provided that any amendment may not adversely affect the rights of an optionee under an outstanding option without the optionee’s consent. In addition, no such amendment may, without approval of the shareholders, increase the number of shares of common stock reserved for issuance under the Plan, or modify the requirements for eligibility to receive options under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table provides information, as of April 27, 2003, with respect to all of the Company’s compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)

Equity compensation plans approved by security holders(1)(2)	-0-	N/A	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	-0-	N/A	-0-

(1)  Under the Confirmed Plan of Reorganization, the Company’s 1994 and 1998 stock option plans were terminated and all outstanding options were canceled.

(2)  Effective May 15, 2003, the Company’s shareholders approved the 2003 Stock Option Plan. The 2003 Plan reserves an aggregate of 1,500,000 shares for the issuance of options thereunder. No options are currently outstanding under the 2003 Stock Option Plan.

Security Ownership of Directors and Named Executive Officers

     The following table indicates the share ownership, as of April 27, 2003, of directors and executive officers, and of all directors and executive officers as a group:

TOTAL SHARES
NAME OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED (2)	PERCENT OF CLASS

Ayman Sabi (3)	2,781,228	9.5%
Alain K. K. Lee	—	—
Ronald J. Buck	—	—
Nathan D. Benn	—	—
Michael C. Brant (4)	—	—

All executive officers and directors as a group (five persons) (3)	2,781,228	9.5%

(1)	Unless stated otherwise, the address of the beneficial owners is 2703-A Gateway Drive, Pompano Beach, Florida 33069.

(2)	Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the U.S. Securities and Exchange Commission. Unless stated otherwise, each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

(3)	Includes (i) 3,450 shares of common stock beneficially owned directly by Mr. Sabi and (ii) 2,777,778 shares owned by Tonto Capital Partners, GP. Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the Company shares owned by Tonto for U. S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the shares of the Company owned by Tonto except to the extent of his proportional interest in Tonto.

(4)	Mr. Brant joined the Company on October 8, 2002 as Vice President of Finance and Chief Financial Officer.

Security Ownership of Principal Shareholders

     The following table indicates the share ownership, as of April 27, 2003, of any individual known to the Company to be a beneficial owner of more than five percent of the Company’s common stock.

	TOTAL SHARES
NAME OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED (2)	PERCENT OF CLASS

Berjaya Group (Cayman) Limited (3)	19,440,786	66.5%
Tonto Capital Partners, GP (4)	2,777,778	9.5%

(1)  Unless stated otherwise, the address of the beneficial owners is 2703-A Gateway Drive, Pompano Beach, Florida 33069.

(2)  Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the U.S. Securities and Exchange Commission. Unless stated otherwise, each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

(3)  Prime Gaming Philippines, Inc. (“Prime”), an affiliated company of Berjaya, beneficially owns 1,388,889 shares or 4.75% of the Company’s common stock. In aggregate, Berjaya and Prime beneficially own 20,829,675 shares or 71.28% of the Company’s Common stock. The ultimate parent of Berjaya is Berjaya Group Berhad, a diversified holding company headquartered in Malaysia. Berjaya disclaims beneficial ownership over the Company securities owned by Prime.

(4)  Mr. Sabi, as a general partner of Tonto Capital Partners, GP, is deemed to be the beneficial owner of all of the shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the shares of the Company owned by Tonto except to the extent of his proportional interest in Tonto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Berjaya, which beneficially owns approximately 66.5% of the Company’s common stock, directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”) and Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”). In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia’s Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but they are responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants based on gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees (up to $10,000 per restaurant) and 40% of any royalty fee (based on gross sales payable by the third party franchisee). The Company did not recognize royalty income from Roadhouse Grill Hong Kong for fiscal year 2002.

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

     As of April 27, 2003, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. The Company recorded less than $0.1 million in royalty income from those restaurants during each of fiscal years 2003, 2002 and 2001. Royalty income is currently being offset against interest that the Company owes to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $129,000 as of April 27, 2003. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees. Roadhouse Grill Asia has not met the development schedule under the Asia Master Development Agreement. As of the date of this filing, the Company has taken no action to enforce compliance with the development of new stores required under the Asia Master Development Agreement and is currently in discussion with Roadhouse Grill Asia regarding the agreement.

     On February 14, 2001, Berjaya loaned the Company $1.5 million. The loan was evidenced by a promissory note with interest at 10% per annum, was payable by the Company on demand at any time after August 14, 2001, and was collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to the Company’s Confirmed Plan of Reorganization, in September 2002, Berjaya received in full satisfaction of the $1.5 million loan, 4,166,667 shares of common stock at the issue price of $0.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

     On September 30, 2002, pursuant to the Company’s Confirmed Plan of Reorganization, Berjaya, and its affiliate, Prime Gaming Philippines, Inc, invested and paid $3.5 million and received 9,722,222 shares of common stock at the issue price of $0.36 per share representing 33.3% of the outstanding common stock in the reorganized Company.

     Tonto Capital Partners, GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President and a director. Pursuant to the Company’s Confirmed Plan of Reorganization, Tonto purchased 2,777,778 shares of the Company’s common stock for $0.36 per share. Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the Company shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the Company shares owned by Tonto except to the extent of his proportional interest in Tonto.

     Ronald J. Buck, a director of the Company, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from the Company in the amount of $5.0 million payable in monthly installments of $103,959, with interest at the rate of 5% per annum, through October 2007.

     Nathan D. Benn, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, which has a contract with the Company to supply beef to the Company’s food purveyor for resale to the Company’s restaurants.

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this Annual Report, the Company carried out an evaluation,

under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13-a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report.

(b)    Changes in Internal Controls

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Exhibit Description

2.1	Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.2	Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.3	Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

3.1	Amended and Restated Articles of Incorporation of the Company. *

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 dated September 26, 1996).

10.1	Form of the Company’s Development Agreement of Roadhouse Grill, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 dated September 26, 1996).

10.2	Assignment and Assumption Agreement, dated March 15, 1995, between Roadhouse Waterway, Inc. and Roadhouse Grill Commercial, Inc., for property located in Fort Lauderdale, Florida (lease of restaurant premises) (incorporated by reference to the Registration Statement on Form S-1 dated September 26, 1996).

10.3	Lease Agreement, dated April 26, 1994, between Piccadilly Cafeterias, Inc. and the Company, for property located in Winter Park, Florida (lease of restaurant premises) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 dated September 26, 1996).

10.4	Lease, dated April 17, 1995, between Captec Net Lease Realty, Inc. and New York Roasters, for property located in Cheektowaga, New York (lease of restaurant premises, assumed by the Company) (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 dated September 26, 1996).

10.5	1994 Registration Rights Agreement, dated February 10, 1994 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 dated September 26, 1996).

10.6	Amendment to 1994 Registration Rights Agreement, dated June 8, 1994 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 dated September 26, 1996).

10.7	Amendment to 1994 Registration Rights Agreement, dated July 26, 1996 (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 dated September 26, 1996).

10.8	Purchase and Sale Agreement, dated August 30, 1996, between Roadwear, Inc. and the Company, relating to the Kendall restaurant (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 dated September 26, 1996).

10.9	Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 dated September 26, 1996).

10.10	Investment Agreement, dated October 25, 1995 between Berjaya and the Company (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1 dated September 26, 1996).

10.11	Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

10.12	Agreement for Purchase and Sale of Membership Interest in Boca Roadhouse, L.C., a limited liability company, dated December 15, 1997 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.13	Roadhouse Grill, Inc. Deferred Compensation Plan. Effective June 3, 1997 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.14	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.15	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.16	Lease Agreement by and between the Company and FFCA Acquisition Corporation, dated August 19, 1998 (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

10.17	Lease Agreement and Construction Addendum by and between the Company and CNL APF Partners, L.P., dated September 15, 1998 (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

10.18	Master Security Agreement and Schedule No. 1 by and between the Company and Pacific Financial Company, dated January 14, 1999 (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 24, 1999).

10.19	Promissory Note with First Union National Bank (incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 24, 1999).

10.20	Convertible Secured Promissory note, dated February 14, 2001, made by the Company in favor of Berjaya (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the fiscal quarter ended January 28, 2001).

10.21	Roadhouse Grill, Inc. 2003 Stock Option Plan. *

10.22	Promissory Notes and Forbearence Agreement with Colorado Boxed Beef (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2001).

10.23	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Funding 2000-A, LP. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.24	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Income Fund III, LTD. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.25	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL APF Partners, LP. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.26	Promissory Note, dated September 20, 2002, made by the Company in favor of CORSAIR Special Situations Fund LP. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

16.1	Letter of KPMG LLP to the Securities and Exchange Commission, dated September 24, 2001 (incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2001).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000).

99.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 302 of Sarbanes-Oxley.*

99.2	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley (furnished but not filed).*

*	Filed herewith.

(b)    REPORTS ON FORM 8-K:

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of July, 2003.

ROADHOUSE GRILL, INC.

By: /s/ Michael C. Brant Michael C. Brant
Executive Vice President of Finance
and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ayman A. Sabi Ayman A. Sabi	President, Chief Executive Officer (Principal Executive Officer), and Director	July 23, 2003

/s/ Michael C. Brant Michael C. Brant	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	July 23, 2003

/s/ Alain K. K. Lee Alain K. K. Lee	Executive Vice President, Corporate Secretary, and Director	July 23, 2003

/s/ Nathan D. Benn Nathan Benn	Director	July 23, 2003

/s/ Ronald J. Buck Ronald Buck	Director	July 23, 2003

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Roadhouse Grill, Inc.

We have audited the accompanying consolidated balance sheets of Roadhouse Grill, Inc. and Subsidiaries as of April 27, 2003 and April 28, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the fifty-two weeks ended April 27, 2003 and April 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roadhouse Grill, Inc. and Subsidiaries as of April 27, 2003 and April 28, 2002 and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended April 27, 2003 and April 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP
Miami, Florida
June 18, 2003

Independent Auditors’ Report

The Board of Directors
Roadhouse Grill, Inc.:

We have audited the accompanying consolidated statements of operations, cash flows and changes in shareholders’ equity of Roadhouse Grill, Inc. and subsidiaries for the fifty-two weeks ended April 29, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Roadhouse Grill, Inc. and subsidiaries, changes in shareholders’ equity and their cash flows for the fifty-two weeks ended April 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced significant cash flow problems and a net loss of $15.9 million for the year ended April 29, 2001. The Company is also in default of certain of its loan facilities’ covenants and payment provisions which may result in an acceleration of the amounts owed under the Company’s loan facilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
August 1, 2001
Ft. Lauderdale, Florida

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
April 27, 2003 and April 28, 2002
($ in thousands, except per share data)

	April 27, 2003	April 28, 2002

Assets
Current assets:
Cash and cash equivalents	$2,956	$3,193
Accounts receivable, net of allowance for doubtful accounts of $195 and $294 at April 27, 2003 and April 28, 2002, respectively	337	475
Income tax receivable	741	17
Inventory	1,163	1,305
Prepaid expenses	2,196	2,628

Total current assets	7,393	7,618
Property & equipment, net of accumulated depreciation of $49,741 and $42,766 at April 27, 2003 and April 28, 2002, respectively	60,024	71,926
Assets held for sale	800	—
Intangible assets, net of accumulated amortization of $772 and $727 at April 27, 2003 and April 28, 2002, respectively	1,890	1,935
Other assets	1,197	1,875

Total assets	$71,304	$83,354

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,630	$1,603
Accrued expenses	8,314	7,220
Restructuring accrual	579	2,065
Current portion of long-term debt	5,616	—
Current portion of capital lease obligations	1,335	—

Total current liabilities	19,474	10,888
Long-term debt	33,943	—
Capital lease obligations	5,379	—
Other non-current liabilities	1,723	—

Total liabilities not subject to compromise	60,519	10,888
Pre-petition liabilities subject to compromise	—	54,757
Gap period liabilities subject to compromise	—	2,181

Total liabilities	60,519	67,826
Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 and 9,708,741 shares as of April 27, 2003 and April 28, 2002, respectively	877	291
Additional paid-in capital	55,953	50,039
Retained deficit	(46,045)	(34,802)

Total shareholders’ equity	10,785	15,528

Total liabilities and shareholders’ equity	$71,304	$83,354

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended April 27, 2003, April 28, 2002, and April 29, 2001
($ in thousands, except per share data)

	April 27, 2003	April 28, 2002	April 29, 2001

Total revenues	$140,924	$158,982	$168,055
Restaurant operating expenses:
Cost of restaurant sales:
Food and beverage	47,439	55,066	59,112
Labor and benefits	47,860	51,817	54,059
Occupancy and other	34,567	37,580	39,269
Pre-opening expenses	124	477	2,481

Total cost of restaurant sales	129,990	144,940	154,921
Depreciation and amortization	7,460	8,991	10,297
General and administrative expenses	6,956	9,106	10,954
Asset impairment	5,854	7,507	3,066
Restructuring charge	46	5,086	—
Reorganization expenses	2,726	876	—

Total operating expenses	153,032	176,506	179,238

Operating loss	(12,108)	(17,524)	(11,183)
Other (expense) income :
Gain (loss) on sale of fixed assets	75	(60)	—
Interest expense, net	(2,289)	(3,810)	(3,655)
Other, net	—	—	800

Total other expense	(2,214)	(3,870)	(2,855)

Loss before income taxes and extraordinary gain	(14,322)	(21,394)	(14,038)
Income tax (benefit) expense	(1,241)	49	1,818

Loss before extraordinary gain	(13,081)	(21,443)	(15,856)
Extraordinary gain	1,838	—	—

Net loss	($11,243)	($21,443)	($15,856)

	April 27, 2003	April 28, 2002	April 29, 2001

Basic earnings per share:
Loss before extraordinary gain	$(0.65)	$(2.21)	$(1.63)

Extraordinary gain	$0.09	$—	$—

Net loss	$(0.56)	$(2.21)	$(1.63)

Diluted earnings per share:
Loss before extraordinary gain	$(0.65)	$(2.21)	$(1.63)

Extraordinary gain	$0.09	$—	$—

Net loss	$(0.56)	$(2.21)	$(1.63)

Weighted average common shares and share equivalents outstanding-assuming dilution	20,000,744	9,708,741	9,708,741

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Fifty-Two Weeks Ended April 27, 2003, April 28, 2002, and April 29, 2001
($ in thousands)

	Common Stock
			Additional Paid-in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance April 30, 2000	9,708,741	$291	$50,039	$2,497	$52,827
Net loss	—	—	—	(15,856)	(15,856)

Balance April 29, 2001	9,708,741	291	50,039	(13,359)	36,971
Net loss	—	—	—	(21,443)	(21,443)

Balance April 28, 2002	9,708,741	291	50,039	(34,802)	15,528
Issuance of additional shares	19,511,922	586	5,914	—	6,500
Net loss	—	—	—	(11,243)	(11,243)

Balance April 27, 2003	29,220,663	$877	$55,953	$(46,045)	$10,785

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks Ended April 27, 2003, April 28, 2002, and April 29, 2001
($ in thousands)

	April 27,	April 28,	April 29,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(11,243)	$(21,443)	$(15,856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,460	8,991	10,297
Asset impairment	5,854	7,507	3,066
Restructuring charge	46	5,086	—
Reorganization expenses	2,726	876	—
Forgiveness of debt due to reorganization	(1,838)	—	—
Net (gain) loss on sale/disposal of assets	(75)	60	—
Provision for bad debt	6	336	—
Deferred tax expense	—	—	2,394
Cash used for store closings	—	(404)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	343	1,037	(771)
(Increase) decrease in income tax receivable	(864)	2,236	(2,253)
Decrease in inventory	142	157	160
Decrease (increase) in prepaid expenses	394	(548)	47
Decrease in other assets	506	219	507
Increase (decrease) in accounts payable	682	862	(5,284)
(Decrease) increase in restructuring accrual	(874)	4,691	—
(Decrease) increase in notes payable to vendor	—	(1,117)	5,902
Increase (decrease) in accrued expenses	424	(905)	1,037

Net cash provided by (used in) operating activities	3,689	7,641	(754)

Cash used for reorganization items	(2,519)	(1,187)	—
Cash flows from investing activities:
Payment received from notes receivable	—	—	84
Proceeds from sale-leaseback transactions	—	—	7,244
Proceeds from sales of property and equipment	782	—	—
Purchases of property and equipment	(2,194)	(2,619)	(14,796)

Net cash used in investing activities	(1,412)	(2,619)	(7,468)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	—	—
Proceeds from loan from related party	—	—	1,500
Proceeds from long-term debt	—	—	11,123
Repayment of long-term debt	(4,113)	(1,448)	(1,771)
Payments on capital lease obligations	(882)	(776)	(1,426)

Net cash provided by (used in) financing activities	5	(2,224)	9,426

(Decrease) increase in cash and cash equivalents	(237)	1,611	1,204
Cash and cash equivalents at beginning of year	3,193	1,582	378

Cash and cash equivalents at end of year	$2,956	$3,193	$1,582

Supplementary disclosures:
Interest paid	$1,994	$2,486	$3,515

Income taxes paid	$50	$40	$821

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 27 2003, April 28, 2002, and April 29, 2001

(1)   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of April 27, 2003, there were 70 company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. Of these, 35 are located in Florida.

     The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     While in a Chapter 11 bankruptcy proceeding (see Note 2 below), the Company applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to the Chapter 11 bankruptcy distinguish transactions and events that are directly associated with the reorganization from those transactions that are the result of ongoing operations of the business.

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. The ability of the Company to continue as a going concern is predicated upon, among other things, the Company’s ability to generate cash flow from operations to service debt and pay capital and operating lease obligations, the ability to otherwise meet its operating expenses, and the ability to obtain sufficient financing or other resources to satisfy future obligations to the extent not covered by cash flow from operations.

(2)   RECENTLY COMPLETED PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

				Percentage
	Investment	Price/Share	Number of Shares	Ownership

Berjaya	$3,000,000	$0.36	8,333,333	28.52%
Prime	500,000	0.36	1,388,889	4.75%
Tonto Capital Partners GP	1,000,000	0.36	2,777,778	9.51%
Saterbo	500,000	0.36	1,388,889	4.75%

     Berjaya is the Company’s majority shareholder, representing, with its affiliates, ownership of approximately 66.5% of the Company’s outstanding Common Stock. It is headquartered in Malaysia. Prime is an affiliate of Berjaya. It is 70% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is headquartered in the Philippines. Tonto Capital Partners GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President, and a director. Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a former major supplier to the Company.

     Additionally, pursuant to the Confirmed Plan of Reorganization Berjaya received, in full satisfaction of a $1.5 million loan to the Company, 4,166,667 shares of the Company’s authorized but unissued common stock at $0.36 per share, representing 14.26% of the outstanding stock of the reorganized Company.

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

     Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during fiscal year 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, the Company has recorded an extraordinary gain relating to the early extinguishment of debt in the accompanying consolidated statements of operations in the amount of $1.8 million for fiscal year 2003. This gain results primarily from obligations to pay lease payments that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding.

     As of April 27, 2003, substantially all bankruptcy claims have been resolved. See Note 9 for a description of the debt agreements that have been executed as settlement of certain bankruptcy claims. Currently, the Company is working to resolve certain remaining open bankruptcy claims. Settlement of these claims could result in the execution of additional debt agreements pursuant to the provisions of the Confirmed Plan of Reorganization and the recognition of additional extraordinary gains or losses to the extent that the final settlement amount differs from the liabilities currently recorded in the Company’s Consolidated Balance Sheet. However, these remaining open bankruptcy claims are not considered material to the Company’s financial position and any extraordinary gain or loss that may result is not expected to be material to the future consolidated results of operations.

     As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

     Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company has incurred $3.6 million of expenses relating to its reorganization, including $2.7 million and $0.9 million, respectively, during fiscal year 2003 and fiscal year 2002. These expenses primarily include fees for legal, accounting, consulting, and outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. With the confirmation of its Plan of Reorganization, the Company is now required to make regular payments on all debt pursuant to the Confirmed Plan of Reorganization.

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

     The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews the performance of its individual restaurants to identify possible under-performing operations that should be assessed for possible impairments of long-lived assets. As part of this analysis, management considers factors that have in the past and may continue to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ASSETS HELD FOR SALE

     Assets held for sale include properties owned by the Company which are currently being marketed for sale and are carried at estimated net realizable value.

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 27, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. Therefore, the Company did not amortize goodwill in fiscal year 2003. The amortization expense related to goodwill that was recorded in each of fiscal years 2002 and 2001 was $0.1 million. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     During fiscal year 2003, the Company recorded certain non-cash transactions including the recording of capital leases of approximately $3.6 million which increased property, plant and equipment and capital lease obligations by a like amount. In addition, pursuant to the Confirmed Plan of Reorganization, during fiscal year 2003, the Company converted various accounts payable and accrued expense liabilities to long term debt in the aggregate amount of approximately $12.9 million.

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

     During fiscal 2003, the Company recognized a federal income tax benefit of $1.2 million relating to anticipated income tax refunds relating to federal carryback claims of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 28, 2002 and amendments of previously filed federal and state income tax returns. Of this amount, $0.6 million was collected in fiscal 2003 and $0.6 million has been collected-to-date in fiscal 2004. The Company has also filed amended income tax returns requesting additional income tax refunds totaling approximately $0.1 million. Although there can be no assurance, these refunds are currently anticipated to be received by the end of the second quarter of fiscal 2004, and will be recognized in the Company’s statement of operations when realizability is assured.

PRE-OPENING COSTS

     Pre-opening costs are costs incurred in the opening of new restaurants (primarily payroll costs). Deferred costs related to restaurant sites subsequently determined to be unsatisfactory and general site selection costs that cannot be identified with a specific restaurant are charged to operations as incurred.

FISCAL YEAR

     The Company’s fiscal year ends on the last Sunday in April.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, particularly with respect to matters impacted by the proceedings under Chapter 11, and such differences may be material to the Consolidated Financial Statements. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. Roadhouse Grill constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     Management believes that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of April 27, 2003 and April 28, 2002, total recorded insurance reserves were $2.0 million and $1.1 million, respectively.

     In addition, asset impairment charges, restructuring charges, and the reserve for restructuring are predominantly based on estimates of the market value of assets of which the Company plans to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in the Company operations in the future. Such estimates will also be affected by the time interval required to dispose of those assets to be sold. The assumptions used, particularly in regards to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore the Company’s results of operations.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at April 27, 2003 and April 28, 2002 approximate fair value.

REVENUE RECOGNITION

     Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. Royalties and income from the Company’s joint venture are recorded as the sales of the franchisees and joint venture are reported to the Company. In addition, the Company receives rental income from various sources. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectibility and an allowance for doubtful accounts is recorded if collection is not reasonably assured.

ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Advertising expense for the fifty-two weeks ended April 27, 2003, April 28, 2002 and April 29, 2001 was $3.4 million, $2.6 million, $3.5 million, respectively. Advertising expense is included within “occupancy and other” in the accompanying Consolidated Statements of Operations.

STOCK BASED COMPENSATION

     The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 as amended by Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation, Transition, and Disclosure. Under APB Opinion No 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.

     The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, in accounting for its stock option plans and, accordingly, recognized compensation expense for certain options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income (loss) would have been reduced (increased) to the pro forma amounts indicated below (dollars in thousands, except per share data):

	Fifty-Two Weeks Ended

	April 27, 2003	April 28, 2002	April 29, 2001

Net loss
As reported	$(11,243)	$(21,443)	$(15,856)
Pro forma	(11,243)	(21,443)	(16,262)
Basic net loss per share
As reported	$(0.56)	$(2.21)	$(1.63)
Pro forma	(0.56)	(2.21)	(1.67)
Diluted net loss per share
As reported	$(0.56)	$(2.21)	$(1.63)
Pro forma	(0.56)	(2.21)	(1.67)

     Pro forma net loss reflects only options granted during Fiscal Year 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) income amounts presented above because compensation cost is reflected over the options’ vesting period ranging from one to three years.

     Stock option activity during the periods indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at April 30, 2000	825,695	5.24
Granted	—	—
Exercised	—	—
Forfeited	(144,799)	6.11
Expired	—	—

Balance at April 29, 2001	680,896	5.04
Granted	—	—
Exercised	—	—
Forfeited	(159,797)	6.51
Expired	—	—

Balance at April 28, 2002	521,099	4.61
Granted	—	—
Exercised	—	—
Forfeited	(11,166)	6.58
Expired	—	—
Cancelled per the Confirmed Plan	(509,933)	4.56

Balance at April 27, 2003	—	—

     At April 28, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options was $3.50 to $7.50 and 5.9 years, respectively. At

April 28, 2002, the number of options exercisable was 521,099, and the weighted average exercise price of those options was $4.61. All outstanding options were cancelled September 20, 2002, in accordance with the Confirmed Plan of Reorganization.

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for by the purchase method of accounting, and goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to an annual impairment test based on its fair value. Separable intangible assets that are determined to have a finite life will continue to be amortized over their useful lives. The Company implemented SFAS No. 141 effective June 30, 2001. This statement had no impact on the Company. The Company implemented SFAS No. 142 effective April 28, 2002. The impact of the adoption of this pronouncement was not material. As of April 27, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million, all of which are subject to the provisions of SFAS Nos. 141 and 142. No amortization related to goodwill expense was recorded for the year ended April 27, 2003. Amortization expense related to goodwill was $0.1 million for the year ended April 28, 2002.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002, which, to date, have not been applicable.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148.

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

(4)    ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     In September 2001, the Company closed one unprofitable restaurant. In October 2001, the Company made the decision to close and sell 13 additional unprofitable restaurants. All but one of those restaurants was closed by November 12, 2001. The remaining restaurant continues to be operated while the Company is considering a possible sale. The Company recorded a $5.8 million asset impairment/restructure charge in the second quarter of fiscal year 2002. During the fourth quarter of fiscal year 2002, the Company increased its impairment/restructure charge relating to those 13 stores from $5.8 million to $9.6 million. Also, in the fourth quarter of fiscal year 2002, the Company accrued for an asset impairment/restructure charge for four additional restaurants that were closed subsequent to April 28, 2002 and for two undeveloped restaurant sites. The Company’s management made the decision to close these four restaurants and the decision not to build on the two undeveloped restaurant sites in the fourth quarter of fiscal year 2002. However, the actual closing of the restaurants occurred subsequent to the fiscal year end. The asset impairment/restructure charge relating to these four restaurants and the exit from the two undeveloped restaurant sites totaled $3.0 million.

     During the thirteen weeks ended October 27, 2002, the restructuring accrual was reduced by $3.7 million due to the reclassification of certain obligations to long term debt or capital lease obligation based on the final terms of the Confirmed Plan of Reorganization and an additional restructuring charge of $0.1 million was recorded primarily to adjust an estimated lease commitment liability to its final negotiated amount. Also, during the second quarter of fiscal year 2003, the Company recognized a $4.8 million asset impairment charge relating to long-lived assets at certain restaurants that are not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants described above. The asset impairment relating to the under-performing restaurants was based on the estimated future cash flow projections of those restaurants being insufficient to recover the cost of the long-lived assets. The asset impairment recorded during the thirteen weeks ended October 27, 2002 also included the recognition of an impairment of $0.3 million relating to a former deposit that has been deemed not to be collectable.

     During the thirteen weeks ended January 26, 2003, the Company reduced its restructuring accrual by $0.1 million to reflect a change in the estimated amount to be paid relating to certain of its rejected lease commitments as a result of final negotiations relating to these obligations. Also, during the thirteen weeks ended April 27, 2003, the Company recognized an asset impairment of $0.8 million relating to the final closure of the restaurant sites discussed above and an analysis of the value of the equipment removed and retained from these locations.

     The following is a summary of the significant components of the Company’s asset impairment and restructuring charges for fiscal 2002 and fiscal 2003 (in millions):

	Fiscal 2003	Fiscal 2002

Asset impairment	$5.9	$7.5
Loss on rejection of lease commitments	—	3.8
Lease payments	—	1.1
Bank and other charges	—	0.2

Total	$5.9	$12.6

     Asset impairment for fiscal 2002 included the estimated loss on the closing or abandonment of the 18 restaurants and/or restaurant sites. In the case of the five mortgaged restaurant sites and the six restaurant sites on which the Company had a ground lease and built a building, the charge represents the difference between the net book value of the assets and the estimated net sale proceeds after all fees and commissions. The loss on rejection of lease commitments represents the settlement amount of leases rejected under the Confirmed Plan of Reorganization. Lease payments represent the value of anticipated lease payments until all of the real estate leased assets are sold. Bank and other charges include the cost to restructure all of the Company’s debt with its lenders and other fees associated with the Confirmed Plan of Reorganization including legal fees, loan documentation fees and other fees. Other charges also include all of the other costs related to shut down of the closed restaurant locations including travel expense, the cost to relocate the food inventory and equipment to other locations and other miscellaneous costs.

     The following is a summary of the activity in the Company’s accrual for restructuring charges (in millions):

		Paid on	Liabilities
	Restructuring	Or Prior to	Reclassified	Balance as of
	Charges	April 27, 2003	To Debt	April 27, 2003

Loss on rejection of lease commitments	$3.8	$—	$3.7	$0.1
Lease payments	1.1	0.7	—	0.4
Bank and other charges	0.2	0.1	—	0.1

Total	$5.1	$0.8	$3.7	$0.6

(5)    LIQUIDITY

     See Note 2 for a description of the Company’s recently completed Chapter 11 bankruptcy proceedings.

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments in accordance with the terms of its real property leases. As of April 27, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $17.1 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company opened one new restaurant in fiscal year 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended during fiscal year 2003. The Company does not currently expect to open any additional Company-owned restaurants in fiscal year 2004. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During fiscal year 2002, the Company’s primary sources of working capital were the sale-leaseback credit facility with Franchise Finance Corporation of America (“FFCA”), which is described below and working capital provided by operations. The FFCA debt was restructured as a result of the Confirmed Plan of Reorganization. During fiscal year 2003, the Company’s primary sources of working capital were the debt restructuring and working capital provided by operations. The Company also filed for federal income tax refunds totaling approximately $1.2 million during fiscal year 2003, of which $0.6 million was collected in fiscal year 2003 and the remaining $0.6 million was collected in fiscal year 2004. The Company has also filed for approximately $0.2 million in additional federal and state income tax refunds in fiscal year 2004, which it presently expects to collect during the first half of the fiscal year. The Company expects that its primary sources of working capital in fiscal year 2004 will be cash flow from operations, the collection of income tax refunds and the sale of food and beverage credits and possible refinance of the mortgage on its corporate headquarters building as more fully described in Notes 9, 13 and 20.

     The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies and continuing its efforts to reduce its operating costs. The Company has implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003 along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

     See Notes 7, 8 and 9 for a description of the Company’s current outstanding debt and capital and operating lease obligations. As of April 27, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $17.1 million.

     Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and other possible sources described above are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company is unable to secure needed additional financing, the Company may have to significantly curtail its operations.

(6)    PROPERTY AND EQUIPMENT

       Property and equipment, net consists of the following (dollars in thousands):

			Estimated
	April 27, 2003	April 28, 2002	Useful Lives

Building	$20,572	$21,815	20 years
Land	11,519	15,066
Furniture and equipment	27,603	26,101	3-7 years
Leasehold improvements	48,713	50,181	7-20 years

	108,407	113,163
Less: accumulated depreciation	(49,741)	(42,766)

	58,666	70,397
Construction in progress	1,358	1,529

	$60,024	$71,926

     Included in property and equipment are buildings and equipment under capital leases of $9.4 million and $8.7 million at April 27, 2003 and April 28, 2002, respectively. The Company did not capitalize any interest costs during fiscal years 2003 or 2002. The Company capitalized interest costs of approximately $0.3 million during fiscal year 2001 relating to qualifying construction projects.

(7)    CAPITAL LEASES

     The following is a schedule of future minimum lease payments required under capital leases as of April 27, 2003 (dollars in thousands):

2004	$1,795
2005	1,477
2006	1,345
2007	1,483
2008	461
Thereafter	2,218

Total minimum lease payments	8,779
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(2,065)

Present value of net minimum capital lease payments	6,714
Less: current portion of capital lease obligations	1,335

Present value of minimum capital lease obligations excluding current portion	$5,379

     The Company did not enter into any sale-leaseback transactions during fiscal years 2003 or 2002. During fiscal year 2001, the Company entered into 13 sale-leaseback transactions that were accounted for as capital leases for real estate in the amount of $7.2 million. No gain or loss was deferred or recognized in connection with these transactions.

(8)    OPERATING LEASES

     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 27, 2003 (dollars in thousands):

2004	$6,837
2005	6,765
2006	6,556
2007	6,001
2008	5,377
Thereafter	29,623

Total minimum lease payments	$61,159

     The total rent expense for operating leases was $10.7 million, $12.1 million and $11.0 million, for Fiscal Year 2003, Fiscal Year 2002, and Fiscal Year 2001, respectively. The Company leases a portion of its corporate headquarters and has recorded rental income in the amounts of $0.2 million for each of fiscal 2003 and 2002.

(9)	LONG-TERM DEBT

     As of April 27, 2003, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion

Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $274 are based on a 11-year amortization with a balloon payment due after eight years in October 2010. Note is secured by various inventory, trademarks, property and equipment.	$20,909	$1,334
Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $65 are due through October 2010. Note is secured by various property and equipment.	4,309	547
Secured notes due U. S. Mortgage LLC primarily bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $12 are due through February, 2004. On March 1, 2004, a balloon payment of $1,412 will become due on one of the notes. See discussion below regarding the Company’s intention to refinance this note. Monthly payments of approximately $13 are due through 2010 on the second note. Notes are collateralized by certain properties.	855	1,630
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	1,925	568
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	3,998	1,020
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $56 are due through October 2010.	1,947	517

Total long-term debt	$33,943	$5,616

     The carrying amount of property and equipment and assets held for sale used as collateral was approximately $60.8 million and $36.1 million at April 27, 2003 and April 28, 2002, respectively.

     On the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.9 million.

     The debt agreements resulting from the Confirmed Plan of Reorganization may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.

     In June 2003, the Company entered into a non-binding agreement relating to the refinance of the mortgage on its corporate headquarters. The agreement is subject to satisfactory completion of an appraisal and environmental study and other conditions precedent to closing. The Company’s current mortgage requires a $1.4 million balloon payment in March 2004. Such balloon payment will continue to be reflected in the Company’s Consolidated Balance Sheet as a current liability until the refinance of the existing mortgage is executed. There are no assurances that this agreement will be executed and failure to execute the agreement would require the Company to identify alternative means of funding the balloon payment.

(10)	LIABILITIES SUBJECT TO COMPROMISE

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

     The following table summarizes the components of the liabilities included in the line Pre-Petition Liabilities Subject to Compromise in the Consolidated Balance Sheet as of April 28, 2002 (dollars in thousands):

Accounts payable	$3,801
Accrued expenses	5,043
Accrued restructuring charges	2,626
Note payable to shareholder	1,500
Short term notes payable	4,785
Long term debt	33,092
Capital lease debt	3,910

Total	$54,757

     The following table summarizes the components of the liabilities included in the line Gap Liabilities Subject to Compromise in the Consolidated Balance Sheet as of April 28, 2002 (dollars in thousands):

Accounts payable	$1,840
Accrued expenses	341

Total	$2,181

(11)	STOCK OPTION PLANS

     A Stock Option Plan (the “Original Plan”) was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees. Options to purchase 521,099 shares of the Company’s common stock were granted and remained outstanding as of April 28, 2002. In addition, pursuant to an agreement entered into in 1998 with the President and Chief Executive Officer, the general counsel and a consultant, options to purchase 300,000 shares of common stock were issued. Also, under the 1998 Omnibus Stock Option Plan, adopted for employees, key executives and directors of the Company, options to purchase 324,500 shares of common stock were granted by the Company. No stock options were granted during fiscal 2003, 2002 or 2001. All outstanding stock options were cancelled as of the effective date of the Confirmed Plan of Reorganization.

     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is to be administered by the Compensation Committee of the Company’s Board of Directors. Options may be granted at an exercise price of not less than $0.36 per share and may have a term of up to ten years. The vesting of options granted under the 2003 Plan will be determined by the Compensation Committee. No options have been granted to date under the 2003 Plan.

(12)	SELF-FUNDED INSURANCE

     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years, under workers’ compensation, employers practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. The

Company is also self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for the fiscal years of 2003, 2002 and 2001 were $6.3 million, $3.5 million and $4.4 million, respectively.

(13)	INCOME TAXES

     Income tax (benefit) expense for fiscal years 2003, 2002, and 2001 consisted of the following (dollars in thousands):

	April 27, 2003	April 28, 2002	April 29, 2001

Current:
Federal	$(1,327)	$—	$(595)
State	86	49	19

Total current	(1,241)	49	(576)

Deferred:
Federal	—	—	2,238
State	—	—	156

Total deferred	—	—	2,394

Total income tax (benefit) expense	$(1,241)	$49	$1,818

     The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows (dollars in thousands):

	April 27, 2003	April 28, 2002

Deferred tax assets:
Tax credit carryforwards	$2,990	$2,935
NOL/Capital loss carryforwards	9,125	3,950
Insurance reserves	459	263
Property and equipment	3,819	4,547
Restructuring reserves	210	1,755
Reorganization expenses	1,026	—
Deferred rent	695	—
Other	420	808
Less valuation allowance	(18,744)	(14,258)

Net deferred taxes	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The valuation allowance for deferred tax assets was $18.7 million and $14.3 million as of April 27, 2003 and April 28, 2002, respectively. The valuation allowance increased by $4.4 million because management determined it is more likely than not that the Company will not be able to utilize its deferred tax assets.

     At April 27, 2003, the Company had available net operating loss carryforwards of approximately $24.0 million which will expire in years beginning in 2020 through 2023.

     The actual income tax expense differs from the “expected” income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes) for fiscal years 2003 and 2002 as follows:

	April 27, 2003	April 28, 2002

Income taxes at statutory rates	(34.00)%	(34.00)%
State and local taxes, net of benefit	3.63%	3.63%
FICA tip tax credit	1.25%	1.18%
Other items	3.20%	(5.68)%
Permanent differences	(0.08)%	0.26%
Change in valuation allowance %	35.94%	34.76%

	9.94%	0.15%

(14)	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

     The Company currently owns and operates 35 of its 71 restaurants (after the one restaurant opening subsequent to April 27, 2003) within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy and may be affected by adverse weather conditions within the state. Furthermore, the Company may be affected by changing conditions within the food service industry.

     For fiscal years 2003, 2002 and 2001, two suppliers comprised approximately 79%, 66% and 33%, respectively, of the Company’s purchases. Purchases from these suppliers were approximately $41.9 million, $47.4 million and $35.3 million for these years, respectively. One of the Company’s directors was employed by one of these suppliers during these periods. See Note 17.

(15)	COMMITMENTS AND CONTINGENCIES

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

     As the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on April 16, 2002, any claims in this Action should have been filed by the plaintiffs with the Court. If the plaintiffs had filed a claim with the Court, their claim against the Company would have been subordinated to the claims of all creditors of the Company. However, no claim against the Company was filed during the bankruptcy proceedings. Based on discussions with the Company’s legal counsel, the Company believes that the class action suit is not likely to result in an unfavorable outcome to the Company. The Company further believes that even if the action brought by the plaintiffs is successful, the plaintiffs will share only in the distribution of stock in the reorganized company with the holders of the existing Common Stock.

     On July 26, 2002, the plaintiffs filed an amended class action complaint. The individual defendants filed a motion to dismiss the amended complaint on September 4, 2002, and the plaintiffs filed an opposition thereto on October 3, 2002. On April 4, 2003, the court heard arguments on the motion to dismiss and dismissed the amended complaint. The plaintiffs filed a second amended class action complaint on May 5, 2003. The individual defendants filed a motion to dismiss the second amended class action complaint on June 4, 2003, to which plaintiffs have not yet responded.

     The Company believes that the individual defendants are covered, with respect to the claims asserted in the Action, by the Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Co. of Pittsburgh, Pa. The policy provides directors and officers liability coverage and corporate securities coverage. It has aggregate limits of $5,000,000 and a self-insured retention for securities claims of $250,000. With respect to the case against the defendants, to the extent permitted by law the Company intends to indemnify the individual defendants.

     On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so.

GUARANTOR OF EQUIPMENT LEASES

     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, management understands that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of April 27, 2003. The leases are collateralized by the leased equipment and certain leasehold improvements. Roadhouse West G.P. has recently filed for Chapter 11 Bankruptcy. The Company cannot predict the outcome of these proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings. The United States Trustee’s office has recently filed a motion to convert the Chapter 11 Bankruptcy to Chapter 7 liquidation, citing that no feasible reorganization plan is being or will be provided.

OTHER AGREEMENTS

     The Company is a party to various agreements relating to services performed at its restaurants. Such agreements are generally for periods of one year or less and none of these agreements, individually, require payments that would be material to the Company’s financial position or results of operations.

OTHER

     The Company is a party to legal proceedings arising in the ordinary course of business. In the opinion of management and based upon review with legal counsel, disposition of these matters will not materially affect the Company’s financial condition, results of operations or business.

(16)  EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company maintains a plan to provide mid-level employees with an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). As an alternative to providing highly compensated employees with participation in such 401(k) plan, which would have required the Company to extend plan benefits to a broader group of employees, the Company also maintains a Supplemental Executive Retirement Plan (the “SERP”).

     The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for fiscal year 2003, 2002 and 2001 was less than $0.1 million each year.

     The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for fiscal year 2003, 2002 and 2001 was approximately $0.1 million for each of these years.

(17)	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BERJAYA

     Berjaya, which beneficially owns approximately 66.5% of the Company’s common stock, directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”) and Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”). In January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong which provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. Under the agreement, Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but any restaurants that it develops are credited against the development obligations of Roadhouse Grill Asia under Roadhouse Grill Asia’s Master Development Agreement with the Company. Roadhouse Grill Hong Kong or its affiliates are not required to pay any franchise or reservation fee for restaurants that it develops, but they are responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. In addition, Roadhouse Grill Hong Kong is required to pay a royalty in connection with the operation of each of its restaurants based on gross sales. Under certain circumstances, Roadhouse Grill Hong Kong or the Company may grant franchises to third parties in Hong Kong. In that event, the Company is entitled to receive 50% of any franchise and reservation fees (up to $10,000 per restaurant) and 40% of any royalty fee (based on gross sales payable by the third party franchisee). The Company did not recognize royalty income from Roadhouse Grill Hong Kong for fiscal year 2003.

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

     Roadhouse Grill Asia has not met the development schedule under the Asia Master Development Agreement. As of the date of this filing, the Company has taken no action to enforce compliance with the development of new stores required under the Asia Master Development Agreement and is currently in discussion with Roadhouse Grill Asia regarding the agreement.

     As of April 27, 2003, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. The Company recorded less than $0.1 million in royalty income from those restaurants during each of the fiscal years 2003, 2002 and 2001. Royalty income is currently being offset against interest that the Company owes to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $129,000 as of April 27, 2003. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees.

     On February 14, 2001, Berjaya loaned the Company $1.5 million. The loan was evidenced by a promissory note bearing interest at 10% per annum, was payable by the Company on demand at any time after August 14, 2001, and was collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to the Company’s Confirmed Plan of Reorganization, in September 2002, Berjaya received in full satisfaction of the $1.5 million loan, 4,166,667 shares of common stock at the issue price of $0.36 per share, representing 14.26% of the outstanding common stock in the reorganized Company.

     Pursuant to the Company’s Confirmed Plan of Reorganization, Berjaya and its affiliate, Prime Gaming Philippines, Inc., invested and paid $3.5 million and received 9,722,222 shares of common stock at the issue price of $0.36 per share representing 33.3% of the outstanding common stock in the reorganized Company.

THE CREMONINI GROUP

     On July 6, 2000, the Company entered into a joint venture agreement with the Cremonini Group, a publicly-traded Italian conglomerate, specializing in the food service industry in Europe. Under the original joint venture agreement, Cremonini Group is required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries. The Company is not required to make any capital outlay in connection with the joint venture. In accordance with the terms of the joint venture agreement, the Company owns a 1.5% equity interest in the joint venture and has an option to purchase up to an additional 8.5% equity interest in the joint venture. In addition, the Company is entitled to royalty fees based on gross sales. The Company opened its first joint venture Roadhouse Grill restaurant in Milan, Italy in November 2001, and it currently operates four restaurant locations in Italy, including one which was opened subsequent to April 27, 2003.

     By letter dated June 20, 2002, Cremonini notified the Company that it was immediately suspending the performance of its obligations under the joint venture agreement and ancillary agreements. The Company believes that the original joint venture agreement remains in effect and is currently in discussions with the Cremonini Group regarding the original agreement. No assurances can be made as to the possible outcome of these discussions. However, if the Company cannot reach an agreement with Cremonini, the Company will attempt to make arrangements with one or more other candidates to develop Roadhouse Grill restaurants in Europe. There can be no assurance that the Company will be able to make such arrangements. Further, if arrangements can be made, the terms may differ substantially from the terms of the joint venture with Cremonini.

OTHER

     Tonto Capital Partners GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President and a director. Pursuant to the Company’s Confirmed Plan of Reorganization, Tonto purchased 2,777,778 shares of the Company’s common stock for $0.36 per share. Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the Company shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the Company shares owned by Tonto except to the extent of his proportional interest in Tonto.

     Ronald J. Buck, a director of the Company, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from the Company in the amount of $5.0 million payable in monthly installments of $0.1 million, with interest at the rate of 5% per annum, through October 2007.

     Nathan D. Benn, a director of the Company, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, which has a contract with the Company to supply beef to the Company’s food purveyor for resale to the Company’s restaurants.

(18)	NET LOSS PER COMMON SHARE (“EPS”)

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Fifty-two Weeks Ended April 27, 2003

	Net Loss	Shares	Amount

BASIC EPS
Net loss available to common shareholders	$(11,243)	20,000,744	$(0.56)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(11,243)	20,000,744	$(0.56)

     Options to purchase 502,633 shares of common stock at a weighted average exercise price of $4.54 per share were outstanding during Fiscal Year 2003 until such options were cancelled pursuant to the

Confirmed Plan of Reorganization, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Fifty-two Weeks Ended April 28, 2002

	Net Loss	Shares	Amount

BASIC EPS
Net loss available to common shareholders	$(21,443)	9,708,741	$(2.21)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(21,443)	9,708,741	$(2.21)

     Options to purchase 521,099 shares of common stock at a weighted average exercise price of $4.61 per share were outstanding during Fiscal Year 2002, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Fifty-two Weeks Ended April 29, 2001

	Net Loss	Shares	Amount

BASIC EPS
Net loss available to common shareholders	$(15,856)	9,708,741	$(1.63)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(15,856)	9,708,741	$(1.63)

     Options to purchase 680,896 shares of common stock at a weighted average exercise price of $5.04 per share were outstanding during Fiscal Year 2001, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

(19)	QUARTERLY FINANCIAL DATA

     The following is a summary of the unaudited quarterly results of operations for Fiscal Year 2003 and Fiscal Year 2002 (dollars in thousands, except per share data):

	1ST	2ND	3RD	4TH	TOTAL
	QTR	QTR	QTR	QTR	YEAR

2003:
Total revenues	$35,939	$33,305	$33,887	$37,793	$140,924
Operating loss	(1,910)	(7,308)	(973)	(1,917)	(12,108)
Net loss	(2,120)	(5,793)	(509)	(2,821)	(11,243)
Basic net loss per common share	(0.22)	(0.49)	(0.02)	(0.10)	(0.56)*
Diluted net loss per common share	(0.22)	(0.49)	(0.02)	(0.10)	(0.56)*

•	The quarterly loss per share data does not tie to the annual data due to the issuance of new shares on October 18, 2002 as a result of the Confirmed Plan of Reorganization.

2002:
Total revenues	$43,230	$39,388	$36,477	$39,887	$158,982
Operating loss	(1,118)	(7,661)	(502)	(8,243)	(17,524)
Net loss	(2,194)	(8,976)	(1,644)	(8,629)	(21,443)
Basic net loss per common share	(0.23)	(0.92)	(0.17)	(0.89)	(2.21)
Diluted net loss per common share	(0.23)	(0.92)	(0.17)	(0.89)	(2.21)

(20)	SUBSEQUENT EVENTS

     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. The agreement extends for a two-year period. As part of the agreement, the Company received $1.5 million in exchange for the credits, which will be recorded in the Consolidated Balance Sheet as unearned revenue as of the end of the first quarter of fiscal year 2004. Throughout the term of the agreement, the Company and the Rewards Company will share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. The Company believes that the members of the Rewards Company are predominantly not current customers of the Company’s restaurants. The Company believes that the agreement also entitles the Company to receive up to an additional $0.8 million from advance sales of additional food and beverage credits during the term of the agreement subject to the timing of usage of the original credits.

     See Note 9 for a discussion of short-term mortgage debt that is expected to be refinanced.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company

10.21	Roadhouse Grill, Inc. 2003 Stock Option Plan

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of Sarbanes – Oxley

99.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes – Oxley