Form 10-Q
period 2003-07-27
ROADHOUSE GRILL INC
filed 2003-09-09
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended July 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

     The number of shares of the registrant’s common stock outstanding as of September 8, 2003 was 29,220,663.

ROADHOUSE GRILL, INC.
FORM 10-Q
THIRTEEN WEEKS ENDED JULY 27, 2003

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
JULY 27, 2003 AND APRIL 27, 2003
(Dollars in thousands, except per share data)

	July 27, 2003	April 27, 2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,175	$2,956
Accounts receivable, net of allowance for doubtful accounts of $197 and $195 at July 27, 2003 and April 27, 2003, respectively	394	337
Income tax receivable	143	741
Inventory	1,212	1,163
Prepaid expenses	2,292	2,196

Total current assets	7,216	7,393
Property & equipment, net of accumulated depreciation of $51,511 and $49,741 at July 27, 2003 and April 27, 2003, respectively	59,028	60,024
Assets held for sale	800	800
Intangible assets, net of accumulated amortization of $783 and $772 at July 27, 2003 and April 27, 2003, respectively	1,879	1,890
Other assets	1,197	1,197

Total assets	$70,120	$71,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,395	$3,630
Accrued expenses	8,446	8,242
Restructuring accrual	564	579
Unearned revenue	1,395	72
Current portion of long-term debt	5,623	5,616
Current portion of capital lease obligations	1,262	1,335

Total current liabilities	20,685	19,474
Long-term debt	32,882	33,943
Capital lease obligations	5,060	5,379
Other non-current liabilities	1,780	1,723

Total liabilities	60,407	60,519
Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,953	55,953
Retained deficit	(47,117)	(46,045)

Total shareholders’ equity	9,713	10,785

Total liabilities and shareholders’ equity	$70,120	$71,304

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JULY 27, 2003 AND JULY 28, 2002
(Dollars in thousands, except per share data)

	July 27, 2003	July 28, 2002
	(Unaudited)	(Unaudited)

Total revenues	$36,225	$35,939
Restaurant operating expenses:
Cost of restaurant sales:
Food and beverage	12,896	12,055
Labor and benefits	11,794	12,038
Occupancy and other	8,159	8,836
Pre-opening expenses	119	2

Total cost of restaurant sales	32,968	32,931
Depreciation and amortization	1,808	1,967
General and administrative expenses	1,672	1,472
Reorganization expenses	—	1,479

Total operating expenses	36,448	37,849

Operating loss	(223)	(1,910)
Other expense:
Loss on sale of fixed assets	(6)	—
Interest expense, net	(843)	(210)

Total other expense	(849)	(210)

Loss before income taxes	(1,072)	(2,120)
Income tax expense (benefit)	—	—

Net loss	($1,072)	($2,120)

Basic earnings per share:
Basic net loss per common share	($0.04)	($0.22)

Diluted net loss per common share	($0.04)	($0.22)

Weighted average common shares outstanding	29,220,663	9,708,741

Weighted average common shares and share equivalents outstanding – assuming dilution	29,220,663	9,708,741

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED JULY 27, 2003
(Dollars in thousands, except share data)

	Common Stock
			Additional Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total

Balance April 27, 2003	29,220,663	$877	$55,953	$(46,045)	$10,785
Net loss	—	—	—	(1,072)	(1,072)

Balance July 27, 2003	29,220,663	$877	$55,953	$(47,117)	$9,713

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JULY 27, 2003 AND JULY 28, 2002
(Dollars in thousands)

	July 27, 2003	July 28, 2002

Cash flows from operating activities:
Net loss	$(1,072)	$(2,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,808	1,967
Reorganization expenses	—	1,479
Net loss on sale/disposal of assets	6	12
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(57)	89
Decrease in income tax receivable	598	—
(Increase) decrease in inventory	(49)	105
(Increase) decrease in prepaid expenses	(96)	34
(Increase) decrease in other assets	(24)	104
(Decrease) in accounts payable	(226)	(5)
Decrease in restructuring accrual	(15)	(367)
Increase in unearned revenue	1,323	—
Increase (decrease) in accrued expenses	298	(629)

Net cash provided by operating activities	2,494	669

Cash used for reorganization items	(46)	(385)
Cash flows from investing activities:
Purchases of property and equipment	(783)	(282)

Net cash used in investing activities	(783)	(282)

Cash flows from financing activities:
Repayment of long-term debt	(1,054)	(465)
Payments on capital lease obligations	(392)	(140)

Net cash used in financing activities	(1,446)	(605)

Increase (decrease) in cash and cash equivalents	219	(603)
Cash and cash equivalents at beginning of period	2,956	3,193

Cash and cash equivalents at end of period	$3,175	$2,590

Supplementary disclosures:
Interest paid	$842	$131

Income taxes paid	$25	$1

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of July 27, 2003, there were 70 company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. Of these, 35 are located in Florida.

     The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks. Certain prior year balances have been reclassified to conform to current year presentation.

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

     Berjaya is the Company’s majority shareholder, representing ownership of approximately 66.5% of the Company’s outstanding Common Stock. It is headquartered in Malaysia. Prime is an affiliate of Berjaya. It is 70% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is headquartered in the Philippines. Tonto Capital Partners GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President and a director. Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a former major supplier to the Company.

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

     Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during fiscal year 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, the Company recorded an extraordinary gain relating to the early extinguishment of debt in the consolidated statements of operations in the amount of $1.8 million for fiscal year 2003. This gain results primarily from obligations to pay lease payments that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding.

     As of July 27, 2003, substantially all bankruptcy claims have been resolved. See Note 7 for a description of the debt agreements that have been executed as settlement of certain bankruptcy claims. Currently, the Company is working to resolve certain remaining open bankruptcy claims. Settlement of these claims could result in the execution of additional debt agreements pursuant to the provisions of the Confirmed Plan of Reorganization and the recognition of additional extraordinary gains or losses to the extent that the final settlement amount differs from the liabilities currently recorded on the Company’s Consolidated Balance Sheet. However, these remaining open bankruptcy claims are not considered material to the Company’s financial position and any extraordinary gain or loss that may result is not expected to be material to the future consolidated results of operations of the Company.

     As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

     Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company incurred $3.6 million of expenses relating to its reorganization, including $2.7 million and $0.9 million, respectively, during fiscal year 2003 and fiscal year 2002. The Company incurred no reorganization expenses during the thirteen weeks ended July 27, 2003, as compared to $1.5 million during the thirteen weeks ended July 28, 2002. The reorganization expenses recorded in the prior years primarily include fees for legal, accounting, consulting and other outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. With the confirmation of its Plan of Reorganization, the Company is now required to make regular payments on all debt pursuant to the Confirmed Plan of Reorganization.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less accumulated depreciation. The cost of restaurants held under capital leases is recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Repairs and maintenance are expensed as incurred. Major renewals and betterments, which substantially extend the useful life of the property, are capitalized and depreciated over the useful life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is recognized. Property and equipment are depreciated on a straight-line basis over their useful lives. Estimated useful lives include consideration of lease renewals in situations in which the Company has both an option and the current intent to renew the lease.

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

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of July 27, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

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

     During the thirteen weeks ended July 27, 2003 and July 28, 2002, the Company recognized no federal income taxes. During the fiscal year ended April 27, 2003, the Company recognized a federal income tax benefit of $1.2 million relating to anticipated income tax refunds relating to federal carryback claims of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 28, 2002 and amendments of previously filed federal and state income tax returns. Of this amount, $0.6 million was collected in fiscal 2003 and the remaining $0.6 million was collected during the thirteen weeks ended July 27, 2003. The Company has also filed amended income tax returns requesting additional income tax refunds totaling approximately $0.2 million. Although there can be no assurance, these refunds are currently anticipated to be received by the end of the second quarter of fiscal 2004, and will be recognized in the Company’s statement of operations when realizability is assured.

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

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, particularly with respect to matters impacted by the proceedings under Chapter 11, and such differences may be material to the Consolidated Financial Statements. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and liabilities related to unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. Roadhouse Grill constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     Management believes that the assumptions and other factors used to determine its estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of July 27, 2003 and April 27, 2003, total recorded insurance reserves were $1.8 million and $2.0 million, respectively.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at July 27, 2003 and April 27, 2003 approximate fair value.

REVENUE RECOGNITION

     Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Initial setup fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. Royalties and income from the Company’s joint venture are recorded as the sales of the franchisees and joint venture are reported to the Company. In addition, the Company receives rental income from various sources. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectibility and an allowance for doubtful accounts is recorded if collection is not reasonably assured.

ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Advertising expense for the thirteen weeks ended July 27, 2003 and July 28, 2002 was $0.6 million and $1.1 million, respectively. Advertising expense is included within “occupancy and other” in the accompanying Consolidated Statements of Operations.

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

     The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” in accounting for its stock option plans.

NEW ACCOUNTING STANDARDS

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

(4)	LIQUIDITY

     See Note 2 for a description of the Company’s recently completed Chapter 11 bankruptcy proceedings.

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments in accordance with the terms of its agreements. See Notes 5, 6 and 7 for a description of the Company’s current outstanding debt and capital and operating lease obligations. As of July 27, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $20.2 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company opened one new restaurant during the thirteen weeks ended July 27, 2003 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the thirteen weeks ended July 27, 2003. The Company does not currently expect to open any additional Company-owned restaurants in fiscal year 2004. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During the thirteen weeks ended July 27, 2003, the Company’s primary sources of working capital were the sale of food and beverage credits and from working capital provided by operations. During this time the Company also collected $0.6 million in federal income tax refunds. The Company has filed for approximately $0.2 million in additional federal and state income tax refunds in fiscal year 2004, which it presently expects to collect during the second quarter of fiscal year 2004. The Company expects that its primary sources of working capital for the remainder of fiscal year 2004 will be cash flow from operations, the possible sale of additional food and beverage credits and the potential refinancing of the mortgage on its corporate headquarters building as more fully described in Notes 7 and 11.

     The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, increased demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies and its continuing efforts to reduce its operating costs. The Company has implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003 along with cost reduction initiatives designed to produce positive cash flow and achieve sustainable profitable operations. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

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

(5)	CAPITAL LEASE OBLIGATIONS

     The Company has entered into various lease agreements relating to buildings and furniture, fixtures and equipment that qualify as capital lease obligations under generally accepted accounting principles. Such lease agreements expire over periods ranging from four to 20 years. The following is a schedule of future minimum lease payments required under capital leases for the remainder of the current fiscal year and for each of the next four fiscal years as of July 27, 2003 (dollars in thousands):

2004	$1,282
2005	1,504
2006	1,374
2007	1,362
2008	654
Thereafter	2,268

Total minimum lease payments	8,444
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(2,122)

Present value of net minimum capital lease payments	6,322
Less: current portion of capital lease obligations	1,262

Present value of minimum capital lease obligations excluding current portion	$5,060

(6)	OPERATING LEASES

     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments, including estimated increases in allocated maintenance costs, required under operating leases for the remainder of the current fiscal year and for each of the next four fiscal years that have remaining noncancelable lease terms in excess of one year as of July 27, 2003 (dollars in thousands):

2004	$7,616
2005	8,768
2006	7,941
2007	7,105
2008	6,514
Thereafter	35,615

Total minimum lease payments	$73,559

     The total rent expense for operating leases was $2.5 million and $2.8 million for the thirteen weeks ended July 27, 2003 and July 28, 2002, respectively. The Company leases a portion of its corporate headquarters and has recorded rental income in the amount of less than $0.1 million for each of the thirteen weeks ended July 27, 2003 and July 28, 2002.

(7) LONG-TERM DEBT

     As of July 27, 2003, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion

Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $274 are based on a 11-year amortization with a balloon payment due after eight years in October 2010. Note is secured by various inventory, trademarks, property and equipment.	$20,556	$1,365
Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $65 are due through October 2010. Note is secured by various property and equipment.	4,168	554
Secured notes due U. S. Mortgage LLC primarily bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $12 are due through February 2004. On March 1, 2004, a balloon payment of $1,412 will become due on one of the notes. See discussion below regarding the Company’s intention to refinance this note. Monthly payments of approximately $13 are due through 2010 on the second note. Notes are collateralized by certain properties.	823	1,609
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	1,779	575
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	3,735	1,033
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $56 are due through October 2010.	1,821	487

Total long-term debt	$32,882	$5,623

     The carrying amount of property and equipment and assets held for sale used as collateral was approximately $58.2 million and $59.7 million at July 27, 2003 and April 27, 2003, respectively.

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

     The Company’s mortgage relating to its corporate headquarters building requires a $1.4 million balloon payment in March 2004. The Company is currently working to refinance the debt relating to this facility. Such balloon payment is reflected in the accompanying Consolidated Balance Sheet as a current liability. There can be no assurances that a refinancing of this indebtedness will be executed and failure to execute a refinancing would require the Company to identify alternative means of funding the balloon payment, which may not be available on satisfactory terms or at all.

(8) STOCK OPTION PLANS

     A Stock Option Plan (the “Original Plan”) was adopted during 1994, and later amended, for employees of the Company and members of the Board of Directors who are not employees. Options to purchase 521,099 shares of the Company’s common stock were granted and remained outstanding as of April 28, 2002. In addition, pursuant to an agreement entered into in 1998 with the President and Chief Executive Officer, the general counsel and a consultant, options to purchase 300,000 shares of common stock were issued. Also, under the 1998 Omnibus Stock Option Plan (the “Omnibus Plan”), adopted for employees, key executives and directors of the Company, options to purchase 324,500 shares of common stock were granted by the Company. All outstanding stock options under the Original Plan and the Omnibus Plan were cancelled as of the effective date of the Confirmed Plan of Reorganization.

     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is to be administered by the Compensation Committee of the Company’s Board of Directors. Options may be granted at an exercise price of not less than $0.36 per share and may have a term of up to ten years. The vesting period of options granted under the 2003 Plan will be determined by the Compensation Committee. No options have been granted to date under the 2003 Plan.

(9) SELF-FUNDED INSURANCE

     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These risks include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years, under workers’ compensation, employers practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. The Company is also self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for the thirteen weeks ended July 27, 2003 and July 28, 2002 were $1.1 million and $1.3 million, respectively.

(10) COMMITMENTS AND CONTINGENCIES

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

GUARANTOR OF EQUIPMENT LEASES

     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, management understands that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases. The balance of the remaining lease payments due was approximately $1.0 million as of July 27, 2003. The leases are collateralized by the leased equipment and certain leasehold improvements. Roadhouse West G.P. has recently filed for Chapter 11 Bankruptcy. The Company cannot predict the outcome of these proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings. The United States Trustee’s office has recently filed a motion to convert the Chapter 11 Bankruptcy to Chapter 7 liquidation, citing that no feasible reorganization plan is being or will be provided.

OTHER AGREEMENTS

     The Company is a party to various agreements relating to services performed at its restaurants. Such agreements are generally for periods of one year or less and none of these agreements, individually, require payments that would be material to the Company’s financial position or results of operations.

OTHER

     The Company is a party to legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, the Company does not believe that any liability resulting from these proceedings will have a material adverse affect on the Company’s financial position or results of operations or its business.

(11) SALE OF FOOD AND BEVERAGE CREDITS

     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. The agreement extends for a two-year period. As part of the agreement, the Company received $1.5 million in exchange for the credits, which was recorded as unearned revenue. As of July 27, 2003, the balance of the unearned revenue of $1.3 million is recorded in the accompanying Consolidated Balance Sheet. The Company’s obligation to service the unused food and beverage credits is secured by a second lien on certain property and equipment of the Company. Throughout the term of the agreement, the Company and the Rewards Company will share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company and the funds received from the advance sale of the food and beverage credits will be used to cover operating expenses relating to the use of the credits. The Company believes that the members of the Rewards Company are predominantly not current customers of the Company’s restaurants. The Company believes that the agreement also entitles the Company to receive up to an additional $0.8 million from advance sales of additional food and beverage credits during the term of the agreement subject to the timing of usage of the original credits.

(12)  NET LOSS PER COMMON SHARE (“EPS”)

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the period. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended July 27, 2003

	Net Loss	Shares	Amount

BASIC EPS
Net loss available to common shareholders	$(1,072)	29,220,663	$(0.04)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(1,072)	29,220,663	$(0.04)

     No options to purchase shares of common stock were outstanding during the thirteen weeks ended July 27, 2003.

	Thirteen Weeks Ended July 28, 2002

	Net Loss	Shares	Amount

BASIC EPS
Net loss available to common shareholders	$(2,120)	9,708,741	$(0.22)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(2,120)	9,708,741	$(0.22)

     Options to purchase 511,333 shares of common stock at a weighted average exercise price of $4.57 per share were outstanding during the thirteen weeks ended July 28, 2002. The options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in antidilutive EPS. All stock options were cancelled as a result of the Confirmed Plan of Reorganization.

(13) SUBSEQUENT EVENTS

FRANCHISE OPERATIONS

     Roadhouse Grill Hong Kong. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (HK) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was recently amended by an addendum to Master Development Agreement, dated effective August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, the Company will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, the Company will pay 50% of the pre-approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by the Company in connection with its duties and obligations under the Hong Kong Master Development Agreement. The Company and Roadhouse Grill Hong Kong will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay the Company royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. As of July 27, 2003, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Master Development Agreement.

     Roadhouse Grill Asia. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines

and Thailand. The Master Development Agreement was recently amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Asia Master Development Agreement”). The material terms of Asia Master Development Agreement, including the terms relating to the establishment of an office and the sharing of franchising revenues, office expenses and certain expenses, are substantially the same as those under the Hong Kong Master Development Agreement summarized above. Under the Asia Master Development Agreement, Roadhouse Grill Asia is not required to develop any specific number of restaurants in Asia, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule.

     Roadhouse Grill Asia currently operates three franchised Roadhouse Grill restaurants in Malaysia. The Company accrued less than $0.1 million in royalty income from those restaurants during fiscal year 2003. Royalty income is currently being offset against interest that the Company owes to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $129,000 as of July 27, 2003. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees.

     Berjaya, which beneficially owns approximately 66.5% of the Company’s outstanding common stock, directly or indirectly owns both Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

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

     The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors, in addition to factors the Company discusses elsewhere in this report, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	the Company’s ability to make future debt, capital lease and operating lease payments;

•	the Company’s ability to comply with its debt instruments and lease agreements in the future;

•	availability of additional financing to the Company on satisfactory terms or at all;

•	the relisting of the Company’s stock;

•	the outcome of the SEC inquiry;

•	the Company’s net losses;

•	the Company’s ability to identify suitable locations and open new restaurants or locate suitable franchisees;

•	the Company’s ability to acquire adequate food supply and to obtain favorable food costs;

•	changes in consumer preferences, tastes and eating habits;

•	the availability of qualified labor and the Company’s ability to control its labor costs effectively;

•	the Company’s ability to recruit, train and retain high quality management personnel;

•	competition from other restaurants;

•	international conflicts involving the United States and their effect on domestic economic conditions;

•	construction delays;

•	events that may impact the cost of food or other products used in the Company’s operations such as instances of Mad Cow Disease;

•	increases in interest rates; and

•	national, regional and local economic and weather conditions.

GENERAL

     The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of July 27, 2003, there were 70 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 35 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, one franchised location in Las Vegas, Nevada, one franchised location in Cincinnati, Ohio and four joint venture restaurants in Italy.

REVENUES

     The Company’s revenues are derived primarily from the sale of food and beverages. During each of the thirteen weeks ended July 27, 2003 and July 28, 2002, restaurant sales generated from lunch and dinner amounted to approximately 26% and 74% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales in each of the first fiscal quarters of 2004 and 2003. Franchise and management fees during each of the thirteen weeks ended July 27, 2003 and July 28, 2002 accounted for less than 1% of the Company’s total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and property insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

     Of the Company’s 70 currently operating Company-owned restaurants, one was opened in April 2003 and one was opened in June 2003. One restaurant was closed as of July 27, 2003 in conjunction with the sale of the related leasehold interest during the second quarter of fiscal 2004. The Company’s new restaurants can be expected to generate above-average sales during the initial weeks that the restaurant is open, commonly referred to as the “honeymoon” period. As the restaurant is open longer, sales generally decline after initial trial by guests. There is no assurance that a new Roadhouse Grill restaurant will attain profitable operations. Furthermore, costs during the first several months of operation can be expected to be higher than the Company’s average costs, primarily cost of food and beverage sales and labor costs. There is no assurance that these costs will decline to more normalized levels as the restaurant matures.

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

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of July 27, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. The intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

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

     Management believes that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of July 27, 2003 and July 28, 2002, total recorded insurance reserves were $1.8 million and $1.1 million, respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

          STATEMENTS OF OPERATIONS DATA:

	Thirteen Weeks Ended
	July 27, 2003	July 28, 2002

Total revenues	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	35.6	33.5
Labor and benefits	32.6	33.5
Occupancy and other	22.6	24.6
Pre-opening expenses	0.3	—

Total cost of restaurant sales	91.1	91.6
Depreciation and amortization	5.0	5.5
General and administrative expenses	4.6	4.1
Reorganization expenses	—	4.1

Total operating expenses	100.7	105.3

Operating loss	(0.7)	(5.3)
Total other expense	(2.3)	(0.6)

Loss before taxes and extraordinary gain	(3.0)	(5.9)
Income tax expense (benefit)	—	—

Net loss	(3.0)%	(5.9)%

     The following table sets forth for the periods indicated certain restaurant data.

          RESTAURANT DATA:

	Thirteen Weeks Ended
	July 27, 2003	July 28, 2002

Company-owned restaurants:
Beginning of period	70	73
Opened	1	—
Closed	(1)	(4)

End of period	70	69

Franchised restaurants:
Beginning of period	6	7
Opened	—	—
Closed	—	—

End of period	6	7

Joint venture restaurants:
Beginning of period	3	1
Opened	1	—
Closed	—	—

End of period	4	1

Total restaurants:
Beginning of period	79	81
Opened	2	—
Closed	(1)	(4)

End of period	80	77

THIRTEEN WEEKS ENDED JULY 27, 2003 (“FISCAL YEAR 2004 FIRST QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JULY 28, 2002 (“FISCAL YEAR 2003 FIRST QUARTER”)

     Total revenues. Total revenues increased $0.3 million, or 0.8%, from $35.9 million for Fiscal Year 2003 First Quarter to $36.2 million for Fiscal Year 2004 First Quarter. This increase is primarily attributable to the opening of two new restaurants in April 2003 and June 2003 as discussed above, which contributed $1.0 million in revenue during the Fiscal Year 2004 First Quarter. This was partially offset by a 1.0% reduction in sales at comparable restaurants for Fiscal Year 2004 First Quarter compared with sales for Fiscal Year 2003 First Quarter and the decline in revenues relating to sales generated from stores closed during the thirteen weeks ended July 28, 2002. The Company believes that this decrease in same restaurant sales is primarily attributable to the state of the economy and its impact on the casual dining industry generally. A restaurant is considered comparable after its first 18 months of operation.

     Food and beverage. Food and beverage costs increased $0.8 million, or 6.6%, to $12.9 million for Fiscal Year 2004 First Quarter from $12.1 million for Fiscal Year 2003 First Quarter. As a percentage of revenues, food and beverage costs increased by 2.1% to 35.6% for Fiscal Year 2004 First Quarter from 33.5% for Fiscal Year 2003 First Quarter. This increase, both in dollars and as a percentage of revenues, is primarily attributable to the increases in beef prices as well as an increase in produce costs relating to the new menu introduced in June 2003. Meat costs, which historically represent approximately 44% of total food costs, were approximately 16.5% and 14.9% of total food sales in Fiscal Year 2004 First Quarter and Fiscal Year 2003 First Quarter, respectively. This increase, which resulted primarily from the Mad Cow Disease concern raised in Canada and its effect on beef supply pricing, represents an increase in food costs of $0.5 million between the periods.

     Labor and benefits. Labor and benefits costs decreased $0.2 million, or 1.7%, to $11.8 million for Fiscal Year 2004 First Quarter from $12.0 million for Fiscal Year 2003 First Quarter. As a percentage of revenues, labor and benefits costs decreased 0.9% to 32.6% for Fiscal Year 2004 First Quarter from 33.5% for Fiscal Year 2003 First Quarter. This decrease, both in dollars and as a percentage of revenues, is due primarily to a reduction in group medical and workers’ compensation insurance costs.

     Occupancy and other. Occupancy and other costs decreased $0.6 million, or 6.8%, to $8.2 million for Fiscal Year 2004 First Quarter from $8.8 million for Fiscal Year 2003 First Quarter. As a percentage of revenues, occupancy and other was 22.6% for Fiscal Year 2004 First Quarter versus 24.6% for Fiscal Year 2003 First Quarter. The decrease, both in dollars and as a percentage of revenues, is due to a decrease in equipment rental expense due to the expiration of certain operating leases and a decrease in marketing expense partially offset by increased utility expenses incurred in the thirteen weeks ended July 27, 2003.

     Pre-opening expenses. Pre-opening expenses increased $0.1 million to $0.1 million in Fiscal Year 2004 First Quarter from less than $0.1 million in Fiscal Year 2003 First Quarter. Pre-opening expenses for the thirteen weeks ended July 27, 2003 relate to the opening of one restaurant in Mooreseville, North Carolina in June 2003.

     Depreciation and amortization. Depreciation and amortization decreased $0.2 million, or 10.0%, to $1.8 million for Fiscal Year 2004 First Quarter from $2.0 million for Fiscal Year 2003 First Quarter. As a percentage of revenues, depreciation and amortization decreased 0.5% to 5.0% for Fiscal Year 2004 First Quarter from 5.5% for Fiscal Year 2003 First Quarter. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants (including leases rejected in the Company’s bankruptcy proceedings), due to equipment at some older restaurants becoming fully depreciated and due to asset impairment charges which were taken in fiscal year 2003 that reduced the carrying value of the Company’s property and equipment.

     General and administrative. General and administrative expenses increased $0.2 million, or 13.3%, to $1.7 million for Fiscal Year 2004 First Quarter from $1.5 million for Fiscal Year 2003 First Quarter. As a percentage of revenues, general and administrative expenses increased 0.5% to 4.6% for Fiscal Year 2004 First Quarter from 4.1% for Fiscal Year 2003 First Quarter. The increase, both in dollars and as a percentage of revenues, is primarily attributable to additional training expense, which is a result of the Company’s increased emphasis on hiring and maintaining high quality restaurant managers.

     Reorganization expenses. Reorganization expenses represent expenses incurred relating to the Company’s bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. No reorganization expenses were incurred during the Fiscal Year 2004 First Quarter. Total reorganization expenses incurred during the Fiscal Year 2003 First Quarter were $1.5 million, or 4.1% of revenues. Management believes that no significant reorganization expenses will be incurred in fiscal year 2004.

     Total other expense. Total other expense increased $0.6 million to $0.8 million for Fiscal Year 2004 First Quarter from $0.2 million for Fiscal Year 2003 First Quarter. The increase was primarily due to the forgiveness of the Company’s interest expense during the period of bankruptcy. Management believes that, based on current debt outstanding, interest expense will be approximately $0.8 million to $0.9 million for each of the quarters of fiscal 2004.

     Income tax (benefit) expense. The Company did not recognize a tax benefit relating to the operating loss for either Fiscal Year 2004 First Quarter or Fiscal Year 2003 First Quarter because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments in accordance with the terms of its agreements. See Notes 5, 6, and 7 to the Consolidated Financial Statements for a description of the Company’s current outstanding debt and capital and operating lease obligations. As of July 27, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $20.2 million. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company opened one new restaurant in fiscal year 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended in the Fiscal Year 2004 First Quarter. The Company does not currently expect to open any additional company-owned restaurants in fiscal year 2004. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During fiscal year 2003, the Company’s primary sources of working capital were the debt restructuring and working capital provided by operations. The Company also filed for federal income tax refunds totaling approximately $1.2 million during fiscal year 2003, of which $0.6 million was collected in fiscal year 2003 and the remaining $0.6 million was collected in the thirteen weeks ended July 27, 2003. The Company has also filed for approximately $0.2 million in additional federal and state income tax refunds in the Fiscal Year 2004 First Quarter, which it presently expects to collect during the second quarter of the 2004 fiscal year. Also, during the thirteen weeks ended July 27, 2003, the Company entered into an agreement with a loyalty and rewards company involving the discounted advanced sale of food and beverage credits to be used at its restaurants. As part of the agreement, the Company received a $1.5 million advance payment in exchange for food and beverage credits during the thirteen weeks ended July 27, 2003. Such funds will be used to cover operating expenses relating to the use of the food and beverage credits by the members of the loyalty and rewards company. See further discussion in Note 11 to the Consolidated Financial Statements.

     The Company expects that its primary sources of cash flow in fiscal year 2004 will be cash flow from operations, the collection of income tax refunds, the sale of food and beverage credits and the possible refinance of the mortgage on its corporate headquarters building or sale/leaseback of certain of its properties.

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

SUMMARY OF CASH FLOWS

     Cash provided by operating activities during the thirteen weeks ended July 27, 2003 was $2.5 million, compared with $0.7 million for the thirteen weeks ended July 28, 2002. The primary sources of cash for the Fiscal Year 2004 First Quarter were the net income generated from operations excluding non cash expenses including depreciation and amortization, the advance sale of food and beverage credits and collection of income tax refunds. The primary source of cash for the Fiscal Year 2003 First Quarter was net cash generated from operations excluding reorganization expenses and non cash expenses, net of paydowns on accrued expenses.

     Cash used in investing activities during the thirteen weeks ended July 27, 2003 was $0.8 million, compared to $0.3 million used during the thirteen weeks ended July 28, 2002. Cash used in investing activities in both fiscal periods consisted of purchases of property, plant and equipment including $0.4 million relating to the new restaurants opened during April and June 2003.

     Cash used in financing activities during the thirteen weeks ended July 27, 2003 was $1.4 million, compared to $0.6 million used during the thirteen weeks ended July 28, 2002. Cash used in financing activities in both fiscal periods consisted of repayments of long term debt and capital lease obligations.

CAPITAL EXPENDITURES

     The Company opened one new restaurant in April 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended during the thirteen weeks ended July 27, 2003. The Company does not currently expect to open any additional Company-owned restaurants in fiscal 2004. At this time, it is expected that the cash required to develop new Company-owned restaurants beyond 2004 will be funded by cash from operations. (See discussion above).

SEASONALITY AND OPERATING RESULTS

     The Company’s operating results fluctuate seasonally because of its geographic concentration. Of the 70 restaurants currently owned and operated by the Company, 35 are located in generally residential or light commercial areas in Florida. The Company’s restaurant sales generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. In addition, because of its present geographic concentration, the Company’s results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, the Company runs special promotions for its customers, incentive contests for its employees and otherwise focuses marketing initiatives to increasing sales during these periods.

     In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	the amount of sales contributed by new and existing restaurants;

•	labor costs for the Company’s personnel;

•	changes in food and product costs;

•	taxes, maintenance, repairs and utilities associated with the properties where the Company’s restaurants are located;

•	the Company’s ability to achieve and sustain profitability on a quarterly or annual basis;

•	consumer confidence and changes in consumer preferences;

•	health concerns, including adverse publicity concerning food-related illness;

•	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and

•	economic conditions generally and in each of the markets in which the Company is located.

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company’s operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of the Company’s employees are paid at federal and state established minimum wage levels, changes in such wage laws affect the Company’s labor costs. In addition, most of the Company’s leases require the Company to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary pressures. The Company believes recent low inflation rates in its principal markets have contributed to relatively stable food and labor costs except for beef costs which have recently risen for the reasons described above. There is no assurance that low inflation rates will continue or that the Company will have the ability to control costs in the future.

OUTLOOK

     The following discussion of the Company’s anticipated future operating results and expansion strategy and other statements in this report that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company’s forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statements. Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2003, as well as to the other disclosures contained in this Quarterly Report on Form 10-Q, for further discussion on forward-looking statements and the risks and other factors that could prevent the Company from achieving its goals and cause these assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by these forward-looking statements.

     As of the date of this Quarterly Report on Form 10-Q, the economy has shown recent signs of strengthening, however concerns still exist as to the strength of consumer spending due to the economic downturn and world events including terrorism and the conflict in the Middle East. The Company’s revenue projections assume that current spending trends do not worsen during fiscal 2004. Actual results in fiscal 2004 could vary significantly as a result of changes in consumer spending and the economy in general.

     Fiscal 2004 revenue. As discussed above, the Company opened one new restaurant in April of fiscal 2003 and an additional new restaurant in June 2003. No additional new restaurant openings are currently planned for fiscal 2004. Also, the Company closed one restaurant as of July 27, 2003 in conjunction with the sale of the related leasehold interest in the second quarter of fiscal 2004. The remaining 68 Company-owned restaurants will qualify as comparable restaurants during fiscal 2004. Management currently believes that food and beverage sales for its comparable stores for fiscal 2004 will range between flat to a 1% increase compared to fiscal 2003. This anticipated improvement as compared to the reduction in sales at comparable restaurants of 6% experienced between fiscal 2002 and fiscal 2003 is projected based upon the improvements that have recently been implemented that are designed to improve the dining experience of customers and the consistency in operations, as well as the anticipated impact of the new menu with enhanced menu items that was implemented in June 2003.

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

     Food and beverage costs. The Company has been able to reduce its food and beverage costs as a percentage of revenues over the last two years due to a change in its primary food distributor and by utilizing more efficient and cost effective purchasing initiatives. Management believed that through continued efforts in these areas it would be able to maintain its food and beverage costs in fiscal 2004 at a level relatively flat with fiscal 2003. However, due to the recent instance of Mad Cow Disease that was reported in Canada, the supply of meat products from Canada has been temporarily closed. This has resulted in a reduction in meat supply and a corresponding increase in food costs for the Company’s restaurants through the first quarter of fiscal year 2004. Management can not predict the duration of the closure of the Canadian supply markets or further impacts that may occur as a result of this event. However, it is currently anticipated that this event will cause food and beverage costs to increase in fiscal 2004 as compared to fiscal 2003.

     Labor and benefits. The Company has experienced an increase in labor and benefits costs over the last two years as a percentage of revenues. This increase has resulted from significant increases in the cost of providing medical benefits to employees, continued increases in the cost of workers’ compensation insurance as well as from wage pressure resulting from a tight labor market. Management currently expects labor and benefit costs, as a percentage of revenues, to range from flat to a decrease of 1.0% due to more efficient management of hourly labor and changes implemented in its medical benefit plan in June 2003.

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

     Depreciation and amortization. The Company is continuing to make capital investments in its restaurants in regards to replacement equipment and necessary building improvements. Management currently expects that total depreciation and amortization expense will remain relatively flat due to the opening of new restaurants and other capital investments and the offsetting impact of assets that have or will become fully depreciated during fiscal 2003 and fiscal 2004.

     General and administrative expenses. General and administrative expenses have declined over the last two years due to cost control initiatives and the consolidation of operations. The Company currently plans to make additional investments in fiscal 2004 in its franchising efforts and in its investment in its regional supervisors and manager training in order to improve the oversight of restaurant operations and enhance the effectiveness of operational improvements. As a result, management currently expects that its general and administrative expenses will remain relatively flat in fiscal 2004 and may increase slightly compared to fiscal 2003.

     Reorganization expenses. The Company does not currently anticipate that it will incur any significant reorganization expenses in fiscal 2004.

     Total other expense. Based on the current debt and capital lease obligations outstanding, the Company presently anticipates that total other expense, which is primarily comprised of interest expense, will range between $3.2 million and $3.6 million in fiscal 2004.

     Income tax (benefit) expense. The Company has recently filed in fiscal 2004 for approximately $0.2 million in federal and state income tax refunds that the Company anticipates will be recognized in results of operations in fiscal 2004. Due to the existence of federal and state income tax loss carryforwards, the Company does not currently anticipate that any significant additional income tax expense or benefits will be recorded or realized in fiscal 2004.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At July 27, 2003, the Company had approximately $2.4 million in variable rate indebtedness outstanding, representing approximately 5% of the Company’s total outstanding indebtedness. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on the Company’s results of operations.

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

ITEM 4.      CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of senior management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of July 27, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of July 27, 2003, in timely alerting them to material information relating to the Company required to be included in reports to be filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

     There has been no change in the Company’s internal control over financial reporting during the quarter ended July 27, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

BANKRUPTCY

     Please refer to Note 2 to the Consolidated Financial Statements for a complete discussion of the Company’s recently completed Chapter 11 bankruptcy proceedings.

CLASS ACTION SUIT AND SEC INFORMAL INVESTIGATION

     Please refer to Note 10 to the Consolidated Financial Statements for a complete discussion of the Company’s class action suit and SEC informal investigation.

OTHER

     The Company is a party to legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, the Company does not believe that any liability resulting from these proceedings will have a material adverse affect on the Company’s financial position or results of operations or its business.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in securities during the thirteen weeks ended July 27, 2003.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the thirteen weeks ended July 27, 2003.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the thirteen weeks ended July 27, 2003.

ITEM 5. OTHER INFORMATION

FRANCHISE OPERATIONS

     Roadhouse Grill Hong Kong. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (HK) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was recently amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, the Company will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, the Company will pay 50% of the pre-approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by the Company in connection with its duties and obligations under the Hong Kong Master Development Agreement. The Company and Roadhouse Grill Hong Kong will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay the Company royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. As of July 27, 2003, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Master Development Agreement.

     Roadhouse Grill Asia. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. The Master Development Agreement was recently amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Asia Master Development Agreement”). The material terms of Asia Master Development Agreement, including the terms relating to the establishment of an office and the sharing of franchising revenues, office expenses and certain expenses, are substantially the same as those under the Hong Kong Master Development Agreement summarized above. Under the Asia Master Development Agreement, Roadhouse Grill Asia is not required to develop any specific number of restaurants in Asia, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule.

     Roadhouse Grill Asia currently operates three franchised Roadhouse Grill restaurants in Malaysia. The Company accrued less than $0.1 million in royalty income from those restaurants during fiscal year 2003. Royalty income is currently being offset against interest that the Company owes to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $129,000 as of July 27, 2003. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees.

     Berjaya, which beneficially owns approximately 66.5% of the Company’s outstanding common stock, directly or indirectly owns both Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley

(b)	Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of September, 2003.

ROADHOUSE GRILL, INC.

By:	/s/ Michael C. Brant

Michael C. Brant Executive Vice President of Finance and Chief Financial Officer