Form 10-Q
period 2003-10-26
ROADHOUSE GRILL INC
filed 2003-12-10
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended October 26, 2003

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

COMMON STOCK, PAR VALUE $0.03 PER SHARE
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒         No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☐         No    ☒

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    ☒         No    ☐

     The number of shares of the registrant’s common stock outstanding as of December 9, 2003 was 29,220,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q
THIRTEEN WEEKS ENDED OCTOBER 26, 2003

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
OCTOBER 26, 2003 AND APRIL 27, 2003
(Dollars in thousands, except per share data)

	October 26, 2003	April 27, 2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,039	$2,956
Accounts receivable, net of allowance for doubtful accounts of $169 and $195 at October 26, 2003 and April 27, 2003, respectively	316	337
Income tax receivable	77	741
Inventory	1,061	1,163
Prepaid expenses	1,540	2,196

Total current assets	4,033	7,393
Property & equipment, net of accumulated depreciation of $52,496 and $49,741 at October 26, 2003 and April 27, 2003, respectively	56,855	60,024
Assets held for sale	800	800
Intangible assets, net of accumulated amortization of $790 and $772 at October 26, 2003 and April 27, 2003, respectively	1,868	1,890
Other assets	1,207	1,197

Total assets	$64,763	$71,304

Liabilities and Shareholders’ Equity Current liabilities:
Accounts payable	$3,664	$3,630
Accrued expenses	7,284	8,242
Restructuring accrual	188	579
Unearned revenue	896	72
Current portion of long-term debt	5,656	5,616
Current portion of capital lease obligations	1,194	1,335

Total current liabilities	18,882	19,474
Long-term debt	31,475	33,943
Capital lease obligations	4,767	5,379
Other non-current liabilities	1,803	1,723

Total liabilities	56,927	60,519
Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,953	55,953
Retained deficit	(48,994)	(46,045)

Total shareholders’ equity	7,836	10,785

Total liabilities and shareholders’ equity	$64,763	$71,304

     The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY SIX WEEKS ENDED OCTOBER 26, 2003 AND OCTOBER 27, 2002
(Unaudited, dollars in thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended

	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002

Total revenues	$33,395	$33,305	$69,620	$69,244
Operating expenses:
Cost of restaurant sales:
Food and beverage	11,686	11,214	24,582	23,269
Labor and benefits	10,885	11,057	22,679	23,095
Occupancy and other	8,574	8,856	16,733	17,692
Pre-opening expenses	1	—	120	2

Total cost of restaurant sales	31,146	31,127	64,114	64,058
Depreciation and amortization	1,816	1,867	3,624	3,834
General and administrative expenses	1,629	1,674	3,301	3,146
Asset impairment	—	5,085	—	5,085
Restructuring charge	(96)	55	(96)	55
Reorganization expenses	—	805	—	2,284

Total operating expenses	34,495	40,613	70,943	78,462

Operating loss	(1,100)	(7,308)	(1,323)	(9,218)
Other expense:
Gain (loss) on sale/disposal of fixed assets	50	—	44	—
Interest expense, net	(827)	(270)	(1,670)	(480)

Total other expense	(777)	(270)	(1,626)	(480)
Loss before income taxes and Extraordinary gain	(1,877)	(7,578)	(2,949)	(9,698)
Income tax expense	—	(1)	—	(1)

Loss before extraordinary gain	(1,877)	(7,579)	(2,949)	(9,699)
Extraordinary gain — forgiveness of debt	—	1,786	—	1,786
due to reorganization	—	—	—	—

Net loss	$(1,877)	$(5,793)	$(2,949)	$(7,913)

	Thirteen Weeks Ended		Twenty Six Weeks Ended

	October 26, 2003	October 27, 2002	October 26, 2003	October 27, 2002

Basic earnings per share:
Loss before extraordinary gain	$(0.06)	$(0.42)	$(0.10)	$	(0.70)

Extraordinary gain	$—	$0.10	$—		$0.13

Net loss	$(0.06)	$(0.32)	$(0.10)	$	(0.57)

Diluted earnings per share:
Loss before extraordinary gain	$(0.06)	$(0.42)	$(0.10)	$	(0.70)

Extraordinary gain	$—	$0.10	$—		$0.13

Net loss	$(0.06)	$(0.32)	$(0.10)	$	(0.57)

Weighted average common shares and share equivalents outstanding-assuming dilution	29,220,663	17,856,554	29,220,663		13,782,647

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 27, 2003
(Dollars in thousands, except share data)

	Common Stock
			Additional Paid-in
	Shares	Amount	Capital	Retained Deficit	Total

Balance April 27, 2003	29,220,663	$877	$55,953	$(46,045)	$10,785
Net loss	—	—	—	(2,949)	(2,949)

Balance July 27, 2003	29,220,663	$877	$55,953	$(48,994)	$7,836

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 26, 2003 AND OCTOBER 27, 2002
(Unaudited, dollars in thousands)

	October 26, 2003	October 27, 2002

Cash flows from operating activities:
Net loss	$(2,949)	$(7,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,624	3,834
Asset impairment	—	5,085
Restructuring charges	(96)	55
Reorganization expenses	—	2,284
Forgiveness of debt due to reorganization	—	(1,786)
Net gain on sale of fixed assets	44	—
Cash used for reorganization items	(120)	(2,064)
Changes in assets and liabilities:
Decrease in accounts receivable	21	193
Decrease in income tax receivable	663	—
Decrease in inventory	101	166
Decrease (increase) in prepaid expenses	657	(39)
(Increase) decrease in other assets	(58)	130
Increase (decrease) in accounts payable	115	(729)
(Decrease) in restructuring accrual	(44)	(830)
Increase in unearned revenue	824	—
(Decrease) in accrued expenses	(747)	(685)

Net cash provided by (used in) operating activities	2,035	(2,299)

Cash flows from investing activities:
Proceeds from sales of property and equipment	626	—
Purchases of property and equipment	(1,121)	(720)

Net cash used in investing activities	(495)	(720)

Cash flows from financing activities:
Proceeds from issuance of common stock in reorganization	—	5,000
Repayment of long-term debt	(2,703)	(735)
Payments on capital lease obligations	(754)	(320)

Net cash provided by (used in) financing activities	(3,457)	3,945

Increase (decrease) in cash and cash equivalents	(1,917)	926
Cash and cash equivalents at beginning of period	2,956	3,193

Cash and cash equivalents at end of period	$1,039	$4,119

Supplementary disclosures:
Interest paid	$1,668	$194

Income taxes paid	$25	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of October 26, 2003, there were 70 company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. Of these, 35 are located in Florida.

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

     While in a Chapter 11 bankruptcy proceeding (see Note 2 below), the Company applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to the Chapter 11 bankruptcy distinguish transactions and events that are directly associated with the reorganization from those transactions that are the result of ongoing operations of the business. As discussed in Note 2, the holders of the Company’s common stock representing in excess of 50 percent of the voting shares immediately prior to confirmation of the Plan of Reorganization continued to own in excess of 50 percent following confirmation of the Plan of Reorganization. As a result, the Company did not adopt “fresh start” accounting upon its emergence from bankruptcy in accordance with SOP 90-7.

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

     Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during fiscal year 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, the Company recorded an extraordinary gain relating to the early extinguishment of debt in the consolidated statements of operations in the amount of $1.8 million for fiscal year 2003. This gain resulted primarily from obligations to pay lease payments that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding.

     On the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.9 million.

     As of October 26, 2003, substantially all bankruptcy claims have been resolved. See Note 7 for a description of the debt agreements that have been executed as settlement of certain bankruptcy claims. Currently, the Company is working to resolve certain remaining open bankruptcy claims. Settlement of these claims could result in the execution of additional debt agreements pursuant to the provisions of the Confirmed Plan of Reorganization and the recognition of additional extraordinary gains or losses to the extent that the final settlement amount differs from the liabilities currently recorded in the Company’s Consolidated Balance Sheet. However, these remaining open bankruptcy claims are not considered material to the Company’s financial position and any extraordinary gain or loss that may result is not expected to be material to the future consolidated results of operations.

     As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

     Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company incurred $3.6 million of expenses relating to its reorganization, including $2.7 million and $0.9 million, respectively, during fiscal year 2003 and fiscal year 2002. The Company has not incurred reorganization expenses during the thirteen or twenty six weeks ended October 26, 2003, as compared to $0.8 million and $2.3 million recorded during the thirteen and twenty six weeks ended October 27, 2002, respectively. The reorganization expenses recorded in the prior years primarily include fees for legal, accounting, consulting, and outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. The Company is now required to make regular payments on all debt pursuant to the Confirmed Plan of Reorganization.

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

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of October 26, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 26, 2003, the date on which the Company completed its annual goodwill impairment test, the Company determined that it had no impairment of goodwill. The Company will continue to assess the value of its goodwill in fiscal 2004 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

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

     During the thirteen weeks ended October 26, 2003 and October 27, 2002, the Company recognized no federal income taxes. During the fiscal year ended April 27, 2003, the Company recognized a federal income tax benefit relating to anticipated income tax refunds relating to federal carryback claims of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 28, 2002 and amendments of previously filed federal and state income tax returns. Of this amount, $0.6 million was collected in fiscal 2003 and $0.6 million was collected in the first quarter of fiscal 2004. The Company has also filed amended income tax returns requesting additional income tax refunds totaling approximately $0.1 million. Although there can be no assurance, these refunds are currently anticipated to be received by the end of fiscal 2004, and will be recognized in the Company’s statement of operations when realizability is assured.

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

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, particularly with respect to matters impacted by the proceedings under Chapter 11, and such differences may be material to the Consolidated Financial Statements. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and liabilities related to unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     The Company believes that the assumptions and other factors used to determine its estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of October 26, 2003 and April 27, 2003, total recorded insurance reserves were $1.6 million and $2.0 million, respectively.

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

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at October 26, 2003 and April 27, 2003 approximate fair value.

REVENUE RECOGNITION

     Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. Royalties and income from the Company’s joint venture are recorded as the sales of the franchisees and joint venture are reported to the Company. In addition, the Company receives rental income from various sources. Revenues generated from royalty income and rental income combined for each of the thirteen and twenty six weeks ended October 26, 2003 and October 27, 2002 were less than 0.5% of total revenues. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectibility and an allowance for doubtful accounts is recorded if collection is not reasonably assured.

ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Advertising expense for the thirteen weeks ended October 26, 2003 and October 27, 2002 was $1.0 million for each period. Advertising expense is included within “occupancy and other” in the accompanying Consolidated Statements of Operations.

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

     The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, in accounting for its stock option plans.

NEW ACCOUNTING STANDARDS

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction”. Under Statement No. 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, such that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in a similar manner as a sale- leaseback. This Statement is generally effective for financial statements issued on or after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for certain qualifying employee termination benefits. This Statement will be effective for exit or disposal activities initiated by the Company after December 31, 2002, which, to date, have not been applicable.

     In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The

Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and has adopted the additional disclosure provisions of SFAS 148.

     In December 2002, the FASB issued Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

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

     See Note 2 for a description of the Company’s Chapter 11 bankruptcy proceedings that were completed in September 2002.

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments in accordance with the terms of its real property leases. As of October 26, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $19.5 million. See discussion below regarding the Company’s total contractual cash obligations. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company did not open any new restaurants during the thirteen weeks ended October 26, 2003. The Company opened one new restaurant during the twenty six weeks ended October 26, 2003 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the twenty six weeks ended October 26, 2003. The Company does not currently expect to open any additional Company-owned restaurants in fiscal year 2004. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During the thirteen weeks ended October 26, 2003 the Company’s primary source of working capital was cash provided by operations. During the twenty six weeks ended October 26, 2003, the Company’s primary sources of working capital were the sale of food and beverage credits (see Note 12) and cash provided by operations. During the twenty six weeks ended October 26, 2003, the Company also collected $0.6 million in federal income tax refunds. Subsequent to October 26, 2003, the Company received $0.6 million from the sale of additional food and beverage credits. The Company has filed for approximately $0.1 million in additional federal and state income tax refunds in fiscal year 2004, which it presently expects to collect during fiscal year 2004. The Company expects that its primary sources of working capital for the remainder of fiscal year 2004 will be cash flow from operations, collection of the income tax refunds and the sale/leaseback of its corporate headquarters building as more fully described in Note 14.

     The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies, the cost levels of its various food products, and its continuing efforts to reduce its operating costs. The Company implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003. The Company also has taken, and continues to take, steps to controls its costs. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

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

     The following table summarizes the Company’s future contractual cash obligations for the remainder of the current fiscal year and for each of the next four fiscal years as of October 26, 2003 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2004	2005	2006	2007	2008	Thereafter	Total

Long term debt:
Principal	$3,518	$4,325	$4,601	$4,898	$3,631	$16,158	$37,131
Interest	1,370	2,433	2,146	1,838	1,523	3,995	13,305

Total	4,888	6,758	6,747	6,736	5,154	20,153	50,436
Capital lease debt:
Principal	563	1,089	1,021	1,090	456	1,742	5,961
Interest	226	385	321	246	198	526	1,902

Total	789	1,474	1,342	1,336	654	2,268	7,863
Operating leases	5,060	8,738	7,907	7,036	6,532	42,300	77,573
Other commitments	412	694	442	74	—	—	1,622

Total	$11,149	$17,664	$16,438	$15,182	$12,340	$64,721	$137,494

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow as described in Note 7.

(5)	CAPITAL LEASE OBLIGATIONS

     The Company has entered into various lease agreements relating to buildings and furniture, fixtures and equipment that quality as capital lease obligations under generally accepted accounting principles. Such lease agreements expire over periods ranging from four to 20 years. The following is a schedule of future minimum lease payments required under capital leases for the remainder of the current fiscal year and for each of the next four fiscal years as of October 26, 2003 (dollars in thousands):

2004	$789
2005	1,474
2006	1,342
2007	1,336
2008	654
Thereafter	2,268

Total minimum lease payments	7,863
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(1,902)

Present value of net minimum capital lease payments	5,961
Less: current portion of capital lease obligations	1,194

Present value of minimum capital lease obligations excluding current portion	$4,767

(6)	OPERATING LEASES

     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments, including estimated increases in allocated maintenance costs, required under operating leases for the remainder of the current fiscal year and for each of the next four fiscal years that have remaining noncancelable lease terms in excess of one year as of October 26, 2003 (dollars in thousands):

2004	$5,060
2005	8,738
2006	7,907
2007	7,036
2008	6,532
Thereafter	42,300

Total minimum lease payments	$77,573

     The total rent expense for operating leases was $2.5 million and $2.8 million for the thirteen weeks ended October 26, 2003 and October 27, 2002, respectively. The total rent expense for operating leases was $5.1 million and $5.6 million for the twenty six weeks ended October 26, 2003 and October 27, 2002, respectively. The Company leases a portion of its corporate headquarters and has recorded rental income in the amount of less than $0.1 million for each of the thirteen weeks ended October 26, 2003 and October 27, 2002 and $0.1 million for each of the twenty six weeks ended October 26, 2003 and October 27, 2002.

(7)	LONG-TERM DEBT

     As of October 26, 2003, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion

Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $274 due through October 2013 Note is secured by various inventory, trademarks, property and equipment	$20,195	$1,395
Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $57 are due through October 2010. Note is secured by various property and equipment	3,551	506
Secured notes due U. S. Mortgage LLC primarily bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $12 are due through February, 2004. On March 1, 2004, a balloon payment of $1,412 will become due on one of the notes. See Note 13 for a discussion regarding the Company’s intention to prepay this note Monthly payments of approximately $13 are due through 2010 on the second note. Notes are collateralized by certain properties	790	1,587
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007	1,630	582
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007	3,468	1,046
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $55 are due through October 2010	1,841	540

Total long-term debt	$31,475	$5,656

     The carrying amount of property and equipment and assets held for sale used as collateral was approximately $54.6 million and $60.8 million at October 26, 2003 and April 27, 2003, respectively.

     The debt agreements resulting from the Confirmed Plan of Reorganization may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.

(8)	STOCK OPTION PLANS

     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Options may be granted at an exercise price of not less than $0.36 per share and may have a term of up to ten years. The vesting period of options granted under the 2003 Plan is determined by the Compensation Committee.

     Effective October 30, 2003, subsequent to the end of the second fiscal quarter, the Company granted options for 1,405,000 shares of common stock. The options will vest one third at the end of each of the 2004, 2005 and 2006 fiscal years. The option price is $0.36, which was above the market value of the common stock at the grant date.

(9)	SELF-FUNDED INSURANCE

     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These risks include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years under workers’ compensation, employers practice liability and general liability coverages, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. The Company is also self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for the thirteen weeks ended October 26, 2003 and October 27, 2002 were $1.0 million and $0.7 million, respectively. Total insurance costs incurred by the Company for the twenty six weeks ended October 26, 2003 and October 27, 2002 were $2.0 million and $1.9 million, respectively.

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

     The Action purports to be brought on behalf of all purchasers of the stock of the Company between August 31, 1998 and August 1, 2001, with certain exclusions, and appears to be based principally, if not solely, on the fact that certain financial statements have been restated as described above. As the Company filed for relief under Chapter 11 of the United States Bankruptcy Code on April 16, 2002, any claims in this Action should have been filed by the plaintiffs with the Court. If the plaintiffs had filed a claim with the Court, their claim against the Company would have been subordinated to the claims of all creditors of the Company. However, no claim against the Company was filed during the bankruptcy proceedings. As a result, the Company believes that the plaintiffs’ claims against the Company have now been extinguished.

     On July 26, 2002, while the Company’s Chapter 11 proceedings were pending, the plaintiffs filed an amended class action complaint. Since the case was stayed against the Company, the individual defendants filed a motion to dismiss the amended class action complaint on September 4, 2002, and the plaintiffs filed an opposition thereto on October 3, 2002. On April 4, 2003, the court heard arguments on the motion to dismiss and dismissed the amended class action complaint. The plaintiffs filed a second amended class action complaint on May 5, 2003 naming only the individual defendants and not the Company. The individual defendants filed a motion to dismiss the second amended class action complaint on June 4, 2003, to which plaintiffs responded. The court heard oral arguments on the matter on October 30, 2003 and the judge’s ruling on the motion to dismiss is currently pending.

     The Company believes that the individual defendants are covered, with respect to the claims asserted in the Action, by the Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Co. of Pittsburgh, Pa. The policy provides directors and officers liability coverage and corporate securities coverage. It has aggregate limits of $5,000,000 and a self-insured retention for securities claims of $250,000. With respect to the case against the individual defendants, the Company’s by-laws obligate the Company to indemnify the individual defendants to the fullest extent provided by law, and, in that regard, the Company has been paying the individual defendant’s legal fees in connection with the defense of the Action. Such fees have not been material to date with respect to the Company’s results of operations.

     The Company believes that its only remaining potential liability with respect to the Action relates to its obligation to indemnify the individual defendants to the fullest extent provided by law. Based on the current stage of the case, which is in the earliest stages of pleading and has been dismissed once, the fact that no class has been certified in the Action, the fact that the court is currently considering an extensive motion to dismiss the second amended complaint, and the fact that the Company and the individual defendant’s believe that the Action is without merit and that the individual defendants’ have significant defenses to the claims raised in the Action, the Company does not believe that a material liability to the Company with respect to the Action is probable. Further, the Company believes that the insurance coverage described above provides adequate coverage for any loss ultimately incurred by the individual defendants.

     On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so.

GUARANTOR OF EQUIPMENT LEASES

     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, the Company believes that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases, and recently filed a petition under Chapter 11, which has now been converted into Chapter 7 proceedings. The balance of the remaining lease payments due was approximately $1.0 million as of October 26, 2003. The leases are collateralized by the leased equipment and certain leasehold improvements. The Company cannot predict the outcome of the proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings.

OTHER AGREEMENTS

     The Company is a party to various agreements relating to services performed at its restaurants. Such agreements are generally for periods of one year or less and none of these agreements, individually, require payments that would be material to the Company’s financial position or results of operations.

OTHER

     The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, the Company does not believe that any liability resulting from these proceedings will have a material adverse effect on the Company’s financial position or results of operations or its business.

(11)	SALE OF FOOD AND BEVERAGE CREDITS

     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. The agreement extends for a two-year period. As part of the agreement, the Company received $1.5 million in exchange for the credits, which was recorded as unearned revenue. As of October 26, 2003, the balance of the unearned revenue of $0.8 million is recorded in the accompanying Consolidated Balance Sheet. The Company’s obligation to service the unused food and beverage credits is secured by a second lien on certain property and equipment of the Company. Throughout the term of the agreement, the Company and the Rewards Company will share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company and the funds received from the advance sale of the food and beverage credits will be used to cover operating expenses relating to the use of credits. The Company believes that the members of the Rewards Company are predominantly not current customers of the Company’s restaurants. Subsequent to October 26, 2003 and pursuant to the terms of the original agreement, the Company received an additional $0.6 million from the advance sales of additional food and beverage credits.

(12)	NET LOSS PER COMMON SHARE (“EPS”)

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the period. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 26, 2003			October 26, 2003

	Net Loss	Shares	Amount	Net Loss	Shares	Amount

BASIC EPS
Net loss available to common shareholders	$(1,877)	29,220,663	$(0.06)	$(2,949)	29,220,663	$(0.10)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(1,877)	29,220,663	$(0.06)	$(2,949)	29,220,663	$(0.10)

     No options to purchase shares of common stock were outstanding during the thirteen weeks ended October 26, 2003.

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 27, 2002			October 27, 2002

	Net Loss	Shares	Amount	Net Loss	Shares	Amount

BASIC EPS
Net loss available to common shareholders	$(5,793)	17,856,554	$(0.32)	$(7,913)	13,782,647	$(0.57)
EFFECT OF DILLUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(5,793)	17,856,554	$(0.32)	$(7,913)	13,782,647	$(0.57)

     Options to purchase 511,333 shares of common stock at a weighted average exercise price of $4.57 per share were outstanding during the twenty six weeks ended October 27, 2002 until such options were cancelled pursuant to the Confirmed Plan of Reorganization. The options were not included in the computation of diluted EPS because the Company recognized a loss during the quarter and including such options would result in antidilutive EPS.

(13)	PROPOSED SALE/LEASEBACK OF CORPORATE HEADQUARTERS BUILDING

     The Company’s current mortgage relating to its corporate headquarters building requires a $1.4 million balloon payment in March 2004. See Note 7. The Company has signed an agreement for a sale and leaseback of this facility. The balloon payment will continue to be reflected in the Company’s Consolidated Balance Sheet as a current liability until the sale/leaseback is completed. The sale/leaseback would provide the Company with approximately $1.2 million of cash for working capital or other general corporate purposes, net of repayment of the existing mortgage, security deposits and closing costs. The proposed leaseback agreement would be on a triple net basis and extend for a period of 15 years. Although there can be no assurances, the sale/leaseback is currently expected to be closed in December 2003. Failure to complete a sale/leaseback or otherwise obtain financing for this property would require the Company to identify alternative means of funding the balloon payment, and there can be no assurance that any such funding will be available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements, including statements relating to the following:

•	the Company’s implementation of the roadhouse-style dining concept;

•	anticipated trends in the economy and the restaurant industry;

•	the Company’s strategies, plans, objectives and expectations concerning the Company’s future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources;

•	the Company’s ability to manage its debt and comply with the terms of its debt instruments, operating leases and capital leases;

•	the Company’s ability to recruit, train and retain management personnel;

•	availability of additional financing to the Company on satisfactory terms or at all;

•	the relisting of the Company’s stock;

•	the outcome of the SEC inquiry;

•	the Company’s continuing net losses;

•	the Company’s ability to acquire adequate food supply and to obtain favorable food costs;

•	changes in consumer preferences, tastes and eating habits;

•	the availability of qualified labor and the Company’s ability to control its labor costs effectively;

•	competition from other restaurants;

•	international conflicts involving the United States and their effect on domestic economic conditions;

•	construction delays;

•	events that may impact the cost of food or other products used in the Company’s operations such as instances of Mad Cow Disease;

•	increase in interest rates;

•	national, regional and local economic and weather conditions;

•	the Company’s ability to maintain financial and accounting controls, management controls, reporting systems and procedures;

•	the Company’s ability to manage labor, food costs and other operating expenses and to operate its restaurants on a profitable and positive cash flow basis;

•	the Company’s ability to further develop its business beyond its existing restaurants including finding suitable locations for new restaurants;

•	costs associated with opening, or completing construction on, new restaurants; and

•	the Company’s ability to locate suitable franchisees in markets which it does not serve to develop restaurants in those markets.

     The forward-looking statements reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The important factors described above, as well as the factors described elsewhere in this report and in the Company’s 2003 Annual Report on Form 10-K, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward looking statements, which speak only as of the date hereof. Readers of this report are cautioned not to place undue reliance on these forward looking statements.

GENERAL

     The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of October 26, 2003, there were 70 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 35 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, one franchised location in Las Vegas, Nevada, one franchised location in Cincinnati, Ohio and four joint venture restaurants in Italy.

REVENUES

     The Company’s revenues are derived primarily from the sale of food and beverages. During the thirteen weeks ended October 26, 2003, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively, as compared to 26% and 74%, respectively, for the thirteen weeks ended October 27, 2002. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in the second fiscal quarter of 2004 and 90% and 10%, respectively, in the second fiscal quarter of 2003. Franchise and management fees during the thirteen weeks ended October 26, 2003 and October 27, 2002 accounted for less than 1% of the Company’s total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and property insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

     Of the Company’s 70 currently operating Company-owned restaurants, one was opened in April 2003 and one was opened in June 2003. One restaurant was closed as of July 27, 2003 in conjunction with the sale of the related leasehold interest in the second quarter of fiscal 2004. The Company’s new restaurants can be expected to generate above-average sales during the initial weeks that the restaurant is open, commonly referred to as the “honeymoon” period. As the restaurant is open longer, sales generally decline after initial trial by guests. There can be no assurance that a new Roadhouse Grill restaurant will attain profitable or positive cash flow operations. Furthermore, costs during the first several months of operation can be expected to be higher than the Company’s average costs and there is no assurance that these costs will decline to more normalized levels as the new restaurant matures.

     The average cash investment of the 69 Company-owned Roadhouse Grill restaurants open the entire 52 weeks in fiscal year 2003 was approximately $1.3 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 12 restaurant sites operating and owned by the Company was approximately $0.8 million. The average annual occupancy cost for the restaurant sites leased by the Company is approximately $0.2 million.

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

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of October 26, 2003, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 26, 2003, the date on which the Company completed its annual goodwill impairment test, the Company determined that it had no impairment of goodwill. The Company will continue to assess the value of its goodwill in fiscal 2004 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ materially from those estimates. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     The Company believes that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of October 26, 2003 and April 27, 2003, total recorded insurance reserves were $1.6 million and $2.0 million, respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Twenty Six Weeks Ended

	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	35.0	33.7	35.3	33.6
Labor and benefits	32.6	33.2	32.6	33.4
Occupancy and other	25.7	26.6	24.1	25.6
Pre-opening expenses	—	—	—	—

Total cost of restaurant sales	93.3	93.5	92.0	92.6
Depreciation and amortization	5.4	5.6	5.2	5.5
General and administrative expenses	4.8	5.0	4.7	4.5
Asset impairment	—	15.3	—	7.3
Restructuring charge	(0.3)	0.2	(0.1)	0.1
Reorganization expenses	—	2.4	—	3.3

Total operating expenses	103.2	122.0	101.8	113.3

Operating loss	(3.2)	(22.0)	(1.8)	(13.3)
Other:
Loss (gain) on sale/disposal of fixed Assets	(0.1)	—	—	—
Interest expense, net	(2.5)	(0.8)	(2.4)	(0.7)

Total other	(2.4)	(0.8)	(2.4)	(0.7)
Loss before income taxes and extraordinary gain	(5.6)	(22.8)	(4.2)	(14.0)
Income tax expense	—	—	—	—

Loss before extraordinary gain	(5.6)	(22.8)	(4.2)	(14.0)
Extraordinary gain	—	5.4	—	2.6

Net loss	(5.6)%	(17.4)%	(4.2)%	(11.4)%

The following table sets forth for the periods indicated certain restaurant data:

RESTAURANT DATA:

	Thirteen Weeks Ended		Twenty Six Weeks Ended

	October 26,	October 27,	October 26,	October 27,
	2003	2002	2003	2002

Company-owned restaurants:
Beginning of period	70	69	70	73
Opened	—	—	1	—
Closed	—	—	(1)	(4)

End of period	70	69	70	69
Franchised restaurants:
Beginning of period	6	7	6	7
Opened	—	—	—	—
Closed	—	(2)	—	(2)

End of period	6	5	6	5
Joint venture restaurants:
Beginning of period	4	1	3	1
Opened	—	—	1	—
Closed	—	—	—	—

End of period	4	1	4	1
Total restaurants:
Beginning of period	80	77	79	81
Opened	—	—	2	—
Closed	—	(2)	(1)	(6)

End of period	80	75	80	75

THIRTEEN WEEKS ENDED OCTOBER 26, 2003 (“FISCAL YEAR 2004 SECOND QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 27, 2002 (“FISCAL YEAR 2003 SECOND QUARTER”)

     Total revenues. Total revenues increased $0.1 million, or 0.3%, from $33.3 million for Fiscal Year 2003 Second Quarter to $33.4 million for Fiscal Year 2004 Second Quarter. This increase is primarily attributable to the opening of two new restaurants in April and June 2003, offset to some extent by the closing of a restaurant in July 2003 as a result of the sale of the leasehold interest and by a reduction in sales at comparable restaurants. Sales at comparable restaurants for Fiscal Year 2004 Second Quarter decreased 1.9% compared with sales for Fiscal Year 2003 Second Quarter. This decrease is primarily attributable to the state of the economy and its impact on the casual full service dining industry generally. A restaurant is considered comparable after its first 18 months of operation. The Company did not open or close any company owned and operated restaurants during either Fiscal Year 2004 Second Quarter or Fiscal Year 2003 Second Quarter.

     Food and beverage. Food and beverage costs increased $0.5 million, or 4.5%, to $11.7 million for Fiscal Year 2004 Second Quarter from $11.2 million for Fiscal Year 2003 Second Quarter. As a percentage of revenues, food and beverage costs increased by 1.3% to 35.0% for Fiscal Year 2004 Second Quarter from 33.7% for Fiscal Year 2003 Second Quarter. The increase, both in dollars and as a percentage of revenues, is primarily attributable to the significant increases in meat, cheese, and produce prices. The increase in meat costs, that began in March 2003 and was further negatively impacted by the Mad Cow Disease scare which closed the Canadian border from exporting any beef products, has continued to have a significant impact on food costs. During September 2003, in response to the continued abnormally high beef prices, the Company modified its menu pricing on certain items. This increase averaged approximately 3% based on the current sales mix at the time of the increase. The Company will continue to monitor its pricing. However, due to competitive conditions and the Company’s customer base, it may not be possible to pass increased food costs on to customers, particularly during times of high meat, cheese and produce costs.

     Labor and benefits. Labor and benefits costs decreased $0.2 million, or 1.8%, to $10.9 million for Fiscal Year 2004 Second Quarter from $11.1 million for Fiscal Year 2003 Second Quarter. As a percentage of revenues, labor and benefits costs decreased 0.6% to 32.6% for Fiscal Year 2004 Second Quarter from 33.2% for Fiscal Year 2003 Second Quarter. This decrease, both in dollars and as a percentage of revenues, is due primarily to a reduction in direct labor cost and a decrease in group health insurance resulting from modifications to the Company’s medical benefit plan implemented in June 2003, partially offset by an increase in workers’ compensation insurance costs.

     Occupancy and other. Occupancy and other costs decreased $0.3 million, or 3.4%, to $8.6 million for Fiscal Year 2004 Second Quarter from $8.9 million for Fiscal Year 2003 Second Quarter. As a percentage of revenues, occupancy and other was 25.7% for Fiscal Year 2004 Second Quarter versus 26.6% for Fiscal Year 2003 Second Quarter. The decrease, both in dollars and as a percentage of revenues, is attributable to a decrease in equipment rental expense resulting from the expiration of certain operating leases and reduced repair and maintenance expense incurred, partially offset by increased general insurance expense and increases in marketing expense resulting from the new program initiated with the loyalty and rewards company (see Note 11 to the accompanying Consolidated Financial Statements) and utility expense due to higher fuel costs.

     Depreciation and amortization. Depreciation and amortization decreased $0.1 million, or 5.3%, to $1.8 million for Fiscal Year 2004 Second Quarter from $1.9 million for Fiscal Year 2003 Second Quarter. As a percentage of revenues, depreciation and amortization decreased 0.2% to 5.4% for Fiscal Year 2004 Second Quarter from 5.6% for Fiscal Year 2003 Second Quarter. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants (including leases rejected in the Company’s bankruptcy proceedings), due to the fact that certain equipment became fully depreciated during the period and because of asset impairment charges which were taken in 2003 that reduced the carrying value of the Company’s property and equipment.

     General and administrative. General and administrative costs decreased $0.1 million, or 5.9%, to $1.6 million for Fiscal Year 2004 Second Quarter as compared to $1.7 million for Fiscal Year 2003 Second Quarter. As a percentage of revenues, general and administrative costs decreased 0.2% from 5.0% for Fiscal Year 2003 Second Quarter to 4.8% for Fiscal Year 2004 Second Quarter. The decrease, both in dollars and as a percentage of revenues, is the result of the Company’s reduction in corporate overhead and a decrease in legal and professional fees incurred, offset to some extent by an increase in training expense, which is a result of the Company’s increased emphasis on hiring and maintaining high quality restaurant managers.

     Reorganization expenses. Reorganization expenses represent expenses incurred relating to the Company’s bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. Total reorganization expenses incurred in Fiscal Year 2003 Second Quarter were $0.8 million, or 2.4% of revenues. No reorganization expense was incurred during the Fiscal Year 2004 Second Quarter.

     Asset impairment and restructuring charge. The Company recorded asset impairment and restructuring charges in Fiscal Year 2003 Second Quarter totaling $5.1 million and $0.1 million, respectively. These charges were related to the 17 restaurants that were closed. During Fiscal Year 2004 Second Quarter, the Company recorded a $0.1 million credit relating to a reduction in previously accrued restructuring charges resulting from the final settlement of a bankruptcy claim relating to a closed restaurant.

     Interest expense, net. Total interest expense increased $0.5 million, or 166.7%, to $0.8 million for Fiscal Year 2004 Second Quarter from $0.3 million for Fiscal Year 2003 Second Quarter. The increase was primarily due to the forgiveness of the Company’s interest expense during the period of bankruptcy. The Company believes that interest expense will be between $0.8 million and $0.9 million for each of the quarters of fiscal 2004.

     Income tax (benefit) expense. The Company did not recognize a tax benefit relating to the operating loss for either Fiscal Year 2004 Second Quarter or Fiscal Year 2003 Second Quarter because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

     Extraordinary gain. The Company recognized an extraordinary gain during Fiscal Year 2003 Second Quarter of $1.8 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings. No extraordinary gain was recorded during the Fiscal Year 2004 Second Quarter.

TWENTY SIX WEEKS ENDED OCTOBER 26, 2003 (“FISCAL YEAR 2004 FIRST AND SECOND QUARTERS”) COMPARED TO THE TWENTY SIX WEEKS ENDED OCTOBER 27, 2002 (“FISCAL YEAR 2003 FIRST AND SECOND QUARTERS”)

     Total revenues. Total revenues increased $0.4 million, or 0.6%, from $69.2 million for Fiscal Year 2003 First and Second Quarters to $69.6 million for Fiscal Year 2004 First and Second Quarters. This increase is primarily attributable to the opening of two new restaurants in April and June 2003, offset to some extent by the closing of a restaurant in July 2003 as a result of the sale of the leasehold interest and by a reduction in same store sales. Sales at comparable restaurants for Fiscal Year 2004 First and Second Quarters decreased 1.5% compared with sales for Fiscal Year 2003 First and Second Quarters. This decrease is primarily attributable to the state of the economy and its impact on the casual dining industry generally, as well as a reduction in marketing initiatives during these periods. A restaurant is considered comparable after its first 18 months of operation.

     Food and beverage. Food and beverage costs increased $1.3 million, or 5.6%, to $24.6 million for Fiscal Year 2004 First and Second Quarters from $23.3 million for Fiscal Year 2003 First and Second Quarters. As a percentage of revenues, food and beverage costs increased by 1.7% to 35.3% for Fiscal Year 2004 First and Second Quarters from 33.6% for Fiscal Year 2003 First and Second Quarters. These increases are primarily attributable to the significant increases in beef and produce prices as well as the impact of the new menu (introduced in June 2003) on produce and other food costs. The increase in meat costs, that began in March 2003 and was further negatively impacted by the Mad Cow Disease scare which closed the Canadian border from exporting any beef products, has continued to have a significant impact on food costs. During September 2003, in response to the continued increased beef prices, the Company modified its menu pricing on certain items. This increase averaged approximately 3% based on the current sales mix at the time of the increase.

     Labor and benefits. Labor and benefits costs decreased $0.4 million, or 1.7%, to $22.7 million for Fiscal Year 2004 First and Second Quarters from $23.1 million for Fiscal Year 2003 First and Second Quarters. As a percentage of revenues, labor and benefits costs decreased 0.8% to 32.6% for Fiscal Year 2004 First and Second Quarters from 33.4% for Fiscal Year 2003 First and Second Quarters. This decrease, both in dollars and as a percentage of revenues, is due primarily to a reduction in direct labor cost and a decrease in group health insurance resulting from modifications to the Company’s medical benefit plan implemented in June 2003, partially offset to some extent by an increase in workers’ compensation insurance costs.

     Occupancy and other. Occupancy and other costs decreased $1.0 million, or 5.6%, to $16.7 million for Fiscal Year 2004 First and Second Quarters from $17.7 million for Fiscal Year 2003 First and Second Quarters. As a percentage of revenues, occupancy and other was 24.1% for Fiscal Year 2004 First and Second Quarters as compared to 25.6% for Fiscal Year 2003 First and Second Quarters. The decrease, both in dollars and as a percentage of revenues, is attributable to a decrease in equipment rental expense resulting from the expiration of certain operating leases, a reduction in repair and maintenance expenses incurred and a decrease in marketing expense, partially offset by an increase in general insurance expense and utility expense resulting from increased fuel costs.

     Pre-opening expenses. The Company recorded $0.1 million in pre-opening expenses during the Fiscal Year 2004 First and Second Quarters relating to the opening of a new restaurant in June 2003. Less than $0.1 million was recorded in pre-opening expenses during the Fiscal Year 2003 First and Second Quarters.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 5.3%, to $3.6 million for Fiscal Year 2004 First and Second Quarters from $3.8 million for Fiscal Year 2003 First and Second Quarters. As a percentage of revenues, depreciation and amortization expense decreased 0.3% to 5.2% for Fiscal Year 2004 First and Second Quarters from 5.5% for Fiscal Year 2003 First and Second Quarters. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants (including leases rejected in the Company’s bankruptcy proceedings), due to the fact that certain equipment became fully depreciated during the period and because of asset impairment charges which were taken in 2003 that reduced the carrying value of the Company’s property and equipment.

     General and administrative. General and administrative costs increased $0.2 million, or 6.5%, to $3.3 million for Fiscal Year 2004 First and Second Quarters as compared to $3.1 million for Fiscal Year 2003 First and Second Quarters. As a percentage of revenues, general and administrative costs increased 0.2% from 4.5% for Fiscal Year 2003 First and Second Quarters to 4.7% for Fiscal Year 2004 First and Second Quarters. The increase, both in dollars and as a percentage of revenues, is the result of an increase in training expense, which is a result of the Company’s increased emphasis on hiring and maintaining high quality restaurant managers and increases in directors and officers’ insurance costs and corporate travel expense.

     Reorganization expenses. Reorganization expenses represent expenses incurred relating to the Company’s bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. Total reorganization expenses incurred in Fiscal Year 2003 First and Second Quarters were $2.3 million, or 3.3% of revenues. No reorganization expense was incurred during the Fiscal Year 2004 First and Second Quarters.

     Asset impairment and restructuring charge. The Company recorded asset impairment and restructuring charges in Fiscal Year 2003 First and Second Quarters totaling $5.1 million and $0.1 million, respectively. These charges were related to the 17 restaurants that were closed. During Fiscal Year 2004 First and Second Quarters, the Company recorded a $0.1 million credit relating to a reduction in previously accrued restructuring charges resulting from the final settlement of a bankruptcy claim relating to a closed restaurant.

     Interest expense, net. Total interest expense increased $1.2 million, or 240.0%, to $1.7 million for Fiscal Year 2004 First and Second Quarters from $0.5 million for Fiscal Year 2003 First and Second Quarters. The increase was primarily due to the forgiveness of the Company’s interest expense during the period of bankruptcy.

     Income tax (benefit) expense. The Company did not recognize a tax benefit relating to the operating loss for either Fiscal Year 2004 First and Second Quarters or Fiscal Year 2003 First and Second Quarters because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

     Extraordinary gain. The Company recognized an extraordinary gain during Fiscal Year 2003 First and Second Quarters of $1.8 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings. No extraordinary gain was recorded during the Fiscal Year 2004 First and Second Quarters.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments in accordance with the terms of its agreements. See Notes 5, 6, and 7 to the Consolidated Financial Statements for a description of the Company’s current outstanding debt and capital and operating lease obligations. As of October 26, 2003, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $19.5 million. See discussion below regarding the Company’s total contractual cash obligations. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The following table summarizes the Company’s future contractual cash obligations for the remainder of the current fiscal year and for each of the next four fiscal years as of October 26, 2003 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2004	2005	2006	2007	2008	Thereafter	Total

Long term debt:
Principal	$3,518	$4,325	$4,601	$4,898	$3,631	$16,158	$37,131
Interest	1,370	2,433	2,146	1,838	1,523	3,995	13,305

Total	4,888	6,758	6,747	6,736	5,154	20,153	50,436
Capital lease debt:
Principal	563	1,089	1,021	1,090	456	1,742	5,961
Interest	226	385	321	246	198	526	1,902

Total	789	1,474	1,342	1,336	654	2,268	7,863
Operating leases	5,060	8,738	7,907	7,036	6,532	42,300	77,573
Other commitments	412	694	442	74	—	—	1,622

Total	$11,149	$17,664	$16,438	$15,182	$12,340	$64,721	$137,494

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow as described in Note 7 to the Consolidated Financial Statements.

     The Company opened one new restaurant in Fiscal Year 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended in the Fiscal Year 2004 First and Second Quarters. The Company does not currently expect to open any additional company-owned restaurants in fiscal year 2004. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During fiscal year 2003, the Company’s primary sources of working capital were the debt restructuring and working capital provided by operations. The Company also filed for federal income tax refunds totaling approximately $1.2 million during fiscal year 2003, of which $0.6 million was collected in fiscal year 2003 and the remaining $0.6 million was collected in the twenty six weeks ended October 26, 2003. The Company has also filed for approximately $0.2 million in additional federal and state income tax refunds in the Fiscal Year 2004 First and Second Quarters, which it presently expects to collect during the remainder of the fiscal year. Also, during the twenty six weeks ended October 26, 2003, the Company entered into an agreement with a loyalty and rewards company involving the discounted advanced sale of food and beverage credits to be used at its restaurants. As part of the agreement, the Company received $1.5 million in exchange for food and beverage credits during the thirteen and twenty six weeks ended October 26, 2003. Subsequent to October 26, 2003, the Company received an additional $0.6 million from the sale of food and beverage credits. Such funds will be used to cover operating expenses relating to the use of the food and beverage credits by the members of the loyalty and rewards company. See further discussion in Note 11 to the Consolidated Financial Statements.

     The Company’s current mortgage relating to its corporate headquarters building requires a $1.4 million balloon payment in March 2004. See Note 7 to the Consolidated Financial Statements. The Company has signed an agreement for a sale and leaseback of this facility. The balloon payment will continue to be reflected in the Company’s Consolidated Balance Sheet as a current liability until the sale/leaseback is completed. The sale/leaseback would provide the Company with approximately $1.2 million of cash for working capital or other general corporate purposes, net of repayment of the existing mortgage, security deposits and closing costs. The proposed leaseback agreement would be on a triple net basis and extend for a period of 15 years. Although there can be no assurances, the sale/leaseback is currently expected to be closed in December 2003. Failure to complete a sale/leaseback or otherwise obtain financing for this property would require the Company to identify alternative means of funding the balloon payment, and there can be no assurance that any such funding will be available.

     The Company expects that its primary sources of working capital for the remainder of fiscal year 2004 will be cash flow from operations, the collection of income tax refunds, and the sale/leaseback of its corporate headquarters building.

     The Company has experienced significant cash flow problems in the past. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies, the cost levels of its various food products, and its continuing efforts to reduce its operating costs. The Company implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003. The Company also has taken, and continues to take, steps to control its costs. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

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

SUMMARY OF CASH FLOWS

     Cash provided by operating activities during the twenty six weeks ended October 26, 2003 was $2.0 million, as compared with $2.3 million used in operating activities for the twenty six weeks ended October 27, 2002. The primary sources of cash for the Fiscal Year 2004 First and Second Quarters were the net income generated from operations excluding non cash expenses including depreciation and amortization, the advance sale of food and beverage credits and collection of income tax refunds. The primary uses of cash for the Fiscal Year 2003 First and Second Quarters were reorganization expenses and decreases in accounts payable, accrued restructuring, and accrued expenses, partially offset by net cash generated from operations excluding non cash expenses.

     Cash used in investing activities during the twenty six weeks ended October 26, 2003 was $0.5 million, as compared to $0.7 million used during the twenty six weeks ended October 27, 2002. Cash used in investing activities in both fiscal periods consisted of net purchases of property, plant and equipment including $0.4 million relating to the new restaurants opened during April and June 2003. Cash used in investing activities for the twenty six weeks ended October 26, 2003 also includes $0.6 million of proceeds relating to the sale of the leasehold interest at one former restaurant in July 2003.

     Cash used in financing activities during the twenty six weeks ended October 26, 2003 was $3.5 million, as compared to $3.9 million provided during the twenty six weeks ended October 27, 2002. Cash used in financing activities during the twenty six weeks ended October 26, 2003 consisted of repayments of long term debt and capital lease obligations, including a $0.6 million prepayment resulting from use of the proceeds relating to the sale of the leasehold interest in July 2003 discussed above. Cash provided during the twenty six weeks ended October 27, 2002 consisted of $5.0 million of proceeds from issuance of common stock, net of repayments of long term debt and capital lease obligations.

CAPITAL EXPENDITURES

     The Company opened one new restaurant in April 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended during the twenty six weeks ended October 26, 2003. The Company does not currently expect to open any additional Company-owned restaurants in fiscal 2004. At this time, it is expected that the cash required to develop new Company-owned restaurants beyond 2004 will be funded by cash from operations.

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

     In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	the amount of sales contributed by new and existing restaurants;

•	labor costs for the Company’s personnel;

•	changes in food and product costs;

•	taxes, maintenance, repairs and utilities associated with the properties where the Company’s restaurants are located;

•	the Company’s ability to achieve and sustain profitability and positive cash flow operations on a quarterly and annual basis;

•	consumer confidence and changes in consumer preferences;

•	health concerns, including adverse publicity concerning food-related illness;

•	the level of competition from existing or new competitors in the full-service casual dining segment of the restaurant industry; and

•	economic conditions generally and in each of the markets in which the Company’s restaurants are located.

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company’s operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of the Company’s employees are paid at federal and state established minimum wage levels, changes in such wage laws affect the Company’s labor costs. In addition, most of the Company’s leases require the Company to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary pressures. The Company believes low inflation rates in its principal markets have contributed to relatively stable labor costs. There is no assurance that low inflation rates will continue or that the Company will have the ability to control costs in the future.

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

     Fiscal 2004 revenue. As discussed above, the Company opened one new restaurant in April of fiscal 2003 and an additional new restaurant in June 2003. No additional new restaurant openings are currently planned for fiscal 2004. Also, the Company closed one restaurant in July 2003 in conjunction with the sale of the related leasehold interest in the second quarter of fiscal 2004. The remaining 68 Company-

owned restaurants will qualify as comparable restaurants during fiscal 2004. For the twenty six weeks ended October 26, 2003, sales at comparable restaurants declined 1.5% compared with the prior year. Management currently believes that food and beverage sales for its comparable restaurants for the remainder of fiscal 2004 will not change significantly from the results realized during the first two quarters of the current fiscal year and will range between flat to a 2% decrease compared to fiscal 2003.

     Management intends to focus efforts on identifying opportunities during the remainder of fiscal 2004 and into fiscal 2005 to expand its operations in relation to franchised restaurants. The Company believes that this represents a growth opportunity and would require significantly lower capital resources from the Company than expansion of Company-owned restaurants. This initiative is not expected to generate significant revenue or operating profit during fiscal 2004. Revenue anticipated to be generated from royalty fees and other income is expected to be less than 1% of total revenues in fiscal 2004.

     Food and beverage costs. The Company has been able to reduce its food and beverage costs as a percentage of revenues over the last two years due to a change in its primary food distributor and by utilizing more efficient and cost effective purchasing initiatives. Management believed that through continued efforts in these areas it would be able to maintain its food and beverage costs in fiscal 2004 at a level relatively flat with fiscal 2003. However, due to the instance of Mad Cow Disease that was reported in Canada, the supply of meat products from Canada was temporarily closed. Presently, meat product exports from Canada are being allowed into the United States. However, there continues to be a ban on importing livestock. The duration of this event, coupled with the continued high demand for beef products in the United States, has resulted in a shortage of beef products, depletion of existing livestock and a corresponding significant increase in beef prices. Although there can be no assurances as to the duration of these events and the continued high beef prices, it is currently anticipated that this impact will continue well into 2004. This has resulted in an increase in food costs for the Company’s restaurants through the first two quarters of fiscal year 2004. Management cannot predict the duration or further impacts that may occur as a result of this event or whether it will be able to effectively pass some of these increased costs on to its customers.

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

     Occupancy and other. Management has recently implemented cost cutting initiatives in regards to a number of the component areas included in occupancy and other expenses. Marketing expenses, exclusive of charges associated with the program initiated in June 2003 that involved the advance sale of food and beverage credits to a loyalty and rewards company, are currently planned of approximately 1.5% of total revenues in fiscal year 2004. Due to these cost cutting initiatives and reduced costs expected to be incurred as a result of the conversion of certain equipment leases from operating leases to capital leases in fiscal 2003, management presently expects occupancy and other expenses to decrease between 1.5% and 2.5% as a percent of total revenues in fiscal 2004 compared to fiscal 2003.

     Pre-opening expenses. As discussed above, the Company opened one new restaurant in June 2003. No additional new restaurant openings are currently planned for fiscal 2004. As a result, pre-opening expenses are not anticipated to be significant during the remainder of fiscal 2004.

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

     General and administrative expenses. General and administrative expenses have declined over the last two years due to cost control initiatives and the consolidation of operations. The Company currently plans to make additional investments in fiscal 2004 in its franchising efforts and in its investment in its regional supervisors in order to improve the oversight of restaurant operations and enhance the effectiveness of operational improvements as well as a continued investment in its recruiting and manager training program. As a result, management currently expects that its general and administrative expenses will remain relatively flat in fiscal 2004 and may increase slightly compared to fiscal 2003.

     Reorganization expenses. The Company does not currently anticipate that it will incur any significant reorganization expenses in fiscal 2004.

     Interest expense, net. Based on the current debt and capital lease obligations outstanding, the Company presently anticipates that total interest expense will range between $3.2 million and $3.4 million in fiscal 2004.

     Income tax (benefit) expense. The Company has filed in fiscal 2004 for approximately $0.2 million in federal and state income tax refunds that are anticipated to be recognized in results of operations in fiscal 2004. Due to the existence of federal and state income tax loss carryforwards, the Company does not currently anticipate that any significant additional income tax expense or benefits will be recorded or realized in fiscal 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At October 26, 2003, the Company had approximately $2.4 million in variable rate indebtedness outstanding, representing approximately 6.5% of the Company’s total outstanding indebtedness. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on the Company’s results of operations.

     Certain of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain floors and caps. The Company does not use financial instruments to hedge commodity prices because the Company’s purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, the Company believes that any changes in commodity prices would generally affect the Company’s competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of senior management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of October 26, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of October 26, 2003, in timely alerting them to material information relating to the Company required to be included in reports to be filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls

     There has been no change in the Company’s internal control over financial reporting during the quarter ended October 26, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

BANKRUPTCY

     Please refer to Note 2 to the Consolidated Financial Statements for a complete discussion of the Company’s Chapter 11 bankruptcy proceedings that were completed in September 2002.

CLASS ACTION SUIT AND SEC INFORMAL INVESTIGATION

     Please refer to Note 10 to the Consolidated Financial Statements for a complete discussion of the Company’s class action suit and SEC informal investigation.

OTHER

     The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, the Company does not believe that any liability resulting from these proceedings will have a material adverse effect on the Company’s financial position or results of operations or its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in securities during the thirteen weeks ended October 26, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the thirteen weeks ended October 26, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the thirteen weeks ended October 26, 2003.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description

10.1	Addendum to Agreement with Roadhouse Grill Asia Pacific (Cayman) Limited

10.2	Addendum to Agreement with Roadhouse Grill Asia Pacific (HK) Limited

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley

(b)	Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of December, 2003.

ROADHOUSE GRILL, INC.

By:	/s/ Michael C. Brant

Michael C. Brant
Executive Vice President of Finance
and Chief Financial Officer