Form 10-Q
period 2004-01-25
ROADHOUSE GRILL INC
filed 2004-03-10
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended January 25, 2004

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X ] No [   ]

     The number of shares of the registrant’s common stock outstanding as of March 8, 2004 was 29,220,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q
THIRTEEN WEEKS ENDED JANUARY 25, 2004

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 25, 2004 AND APRIL 27, 2003
(Dollars in thousands, except per share data)

	January 25, 2004	April 27, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,989	$2,956
Accounts receivable, net of allowance for doubtful accounts of $172 and $195 at January 25, 2004 and April 27, 2003, respectively	371	337
Income tax receivable	75	741
Inventory	1,085	1,163
Prepaid expenses	1,229	2,196

Total current assets	4,749	7,393
Property & equipment, net of accumulated depreciation of $53,714 and $49,741 at January 25, 2004 and April 27, 2003, respectively	52,730	60,024
Assets held for sale	800	800
Intangible assets, net of accumulated amortization of $805 and $772 at January 25, 2004 and April 27, 2003, respectively	1,857	1,890
Other assets	1,380	1,197

Total assets	$61,516	$71,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,588	$3,630
Accrued expenses	8,087	8,242
Restructuring accrual	187	579
Unearned revenue	978	72
Current portion of long-term debt	4,259	5,616
Current portion of capital lease obligations	1,156	1,335

Total current liabilities	18,255	19,474
Long-term debt	30,390	33,943
Capital lease obligations	4,526	5,379
Other non-current liabilities	2,103	1,723

Total liabilities	55,274	60,519
Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,953	55,953
Retained deficit	(50,588)	(46,045)

Total shareholders’ equity	6,242	10,785

Total liabilities and shareholders’ equity	$61,516	$71,304

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEKS ENDED JANUARY 25, 2004 AND JANUARY 26, 2003
(Unaudited, dollars in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003
Total revenues	$32,950	$33,887	$102,570	$103,131
Operating expenses:
Cost of restaurant sales:
Food and beverage	11,655	11,302	36,237	34,571
Labor and benefits	10,890	11,472	33,568	34,567
Occupancy and other	7,979	8,281	24,712	25,973
Pre-opening expenses	—	6	120	8

Total cost of restaurant sales	30,524	31,061	94,637	95,119
Depreciation and amortization	1,752	1,801	5,376	5,635
General and administrative expenses	1,463	1,867	4,765	5,013
Asset impairment	—	—	—	5,085
Restructuring charge	—	(88)	(96)	(33)
Reorganization expenses	—	219	—	2,503

Total operating expenses	33,739	34,860	104,682	113,322

Operating loss	(789)	(973)	(2,112)	(10,191)
Other expense:
(Loss) gain on sale/disposal of fixed assets	(2)	85	42	85
Interest expense, net	(803)	(933)	(2,473)	(1,413)

Total other expense	(805)	(848)	(2,431)	(1,328)
Loss before income taxes and extraordinary gain	(1,594)	(1,821)	(4,543)	(11,519)
Income tax benefit	—	1,179	—	1,178

Loss before extraordinary gain	(1,594)	(642)	(4,543)	(10,341)
Extraordinary gain — forgiveness of debt due to reorganization	—	133	—	1,919

Net loss	$(1,594)	$(509)	$(4,543)	$(8,422)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 25, 2004	January 26, 2003	January 25, 2004	January 26, 2003
Basic earnings per share:
Loss before extraordinary gain	$(0.05)	$(0.02)	$(0.16)	$(0.61)

Extraordinary gain	$—	$0.00	$—	$0.11

Net loss	$(0.05)	$(0.02)	$(0.16)	$(0.50)

Diluted earnings per share:
Loss before extraordinary gain	$(0.05)	$(0.02)	$(0.16)	$(0.61)

Extraordinary gain	$—	$0.00	$—	$0.11

Net loss	$(0.05)	$(0.02)	$(0.16)	$(0.50)

Weighted average common shares and share equivalents outstanding-assuming dilution	29,220,663	29,220,663	29,220,663	16,927,437

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THIRTY-NINE WEEKS ENDED JANUARY 25, 2004
(Dollars in thousands, except share data)

	Common Stock
			Additional Paid-in
	Shares	Amount	Capital	Retained Deficit	Total
Balance, April 27, 2003	29,220,663	$877	$55,953	$(46,045)	$10,785
Net loss	—	—	—	(4,543)	(4,543)

Balance, January 25, 2004	29,220,663	$877	$55,953	$(50,588)	$6,242

     The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED JANUARY 25, 2004 AND JANUARY 26, 2003
(Unaudited, dollars in thousands)

	January 25, 2004	January 26, 2003
Cash flows from operating activities:
Net loss	$(4,543)	$(8,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,376	5,635
Asset impairment	—	5,085
Restructuring charges	(96)	(33)
Reorganization expenses	—	2,503
Forgiveness of debt due to reorganization	—	(1,919)
Net gain on sale of fixed assets	(42)	(85)
Cash used for reorganization items	(167)	(2,437)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(34)	172
Decrease (increase) in income tax receivable	666	(1,209)
Decrease (increase) in inventory	78	(3)
Decrease in prepaid expenses	507	361
(Increase) decrease in other assets	(255)	346
Increase (decrease) in accounts payable	63	(733)
Decrease in restructuring accrual	(54)	(869)
Increase in unearned revenue	889	—
Increase (decrease) in accrued expenses	760	(472)

Net cash provided by (used in) operating activities	3,148	(2,080)

Cash flows from investing activities:
Proceeds from sales of property and equipment	3,404	792
Purchases of property and equipment	(1,295)	(1,035)

Net provided by (used in) investing activities	2,109	(243)

Cash flows from financing activities:
Proceeds from issuance of common stock in reorganization	—	5,000
Repayment of long-term debt	(5,192)	(3,009)
Payments on capital lease obligations	(1,032)	(616)

Net cash (used in) provided by financing activities	(6,224)	1,375

Increase (decrease) in cash and cash equivalents	(967)	(948)
Cash and cash equivalents at beginning of period	2,956	3,193

Cash and cash equivalents at end of period	$1,989	$2,245

Supplementary disclosures:
Interest paid	$1,668	$1,123

Income taxes paid	$25	$24

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of January 25, 2004, there were 70 company-owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. Of these, 35 are located in Florida.

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

(2)	COMPLETED PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

     The hearing on confirmation of the Plan, as modified by the Modification and the Term Sheet, took place on August 21, 2002. At the close of the hearing, the Court announced that the Plan, as modified by the Modification, the Term Sheet and the Confirmation Order (as hereinafter defined) (the “Confirmed Plan of Reorganization”), would be confirmed. On August 23, 2002, the Court issued its Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (the “Confirmation Order”). In November 2003, the Court issued the final decree officially closing the chapter 11 case.

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

     In accordance with the Confirmed Plan of Reorganization, each existing holder of Common Stock received additional Common Stock equal to 15% of the shares that they previously held. After issuance of the additional shares, the existing shareholders own an aggregate of 11,165,107 shares of the outstanding common stock, representing 38.21% of the outstanding stock of the reorganized Company. The total number of shares of common stock outstanding after effecting the Confirmed Plan of Reorganization is 29,220,663.

     Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during fiscal year 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, the Company recorded an extraordinary gain relating to the early extinguishment of debt in the consolidated statements of operations in the amount of $0.1 million and $1.8 million for the thirty-nine weeks ended January 25, 2004 and fiscal year 2003, respectively. This gain resulted primarily from obligations to pay lease payments that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding.

     On the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.9 million. As of January 25, 2004, all bankruptcy claims have been resolved. See Note 7 for a description of the debt agreements that have been executed in connection with the settlement of certain bankruptcy claims.

     As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There is no assurance that the Company will be able to do so.

     Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company incurred $3.6 million of expenses relating to its reorganization, including $2.7 million and $0.9 million, respectively, during fiscal year 2003 and fiscal year 2002. The Company has not incurred reorganization expenses during the thirteen or thirty-nine weeks ended January 25, 2004, as compared to $0.2 million and $2.5 million recorded during the thirteen and thirty-nine weeks ended January 26, 2003, respectively. The reorganization expenses recorded in the prior years primarily include fees for legal, accounting, consulting, and outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. The Company is now required to make regular payments on all debt pursuant to the Confirmed Plan of Reorganization.

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

ASSETS HELD FOR SALE

     Assets held for sale include properties owned by the Company that are currently being marketed for sale and are carried at estimated net realizable value.

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of January 25, 2004, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 26, 2003, the date on which the Company completed its annual goodwill impairment test, the Company determined that it had no impairment of goodwill. The Company will continue to assess the value of its goodwill in fiscal 2004 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

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

     During the thirteen and thirty-nine weeks ended January 25, 2004, the Company recognized no federal income taxes. During the fiscal year ended April 27, 2003, the Company recognized a $1.2 million federal income tax benefit relating to anticipated income tax refunds relating to federal carryback claims of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 28, 2002 and amendments of previously filed federal and state income tax returns. Of this amount, $0.6 million was collected in fiscal 2003 and $0.6 million was collected in the first quarter of fiscal 2004. The Company has also filed amended income tax returns requesting additional income tax refunds totaling approximately $0.1 million. Although there can be no assurance, these refunds are currently anticipated to be received by the end of fiscal 2004, and will be recognized in the Company’s statement of operations when realizability is assured.

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

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and liabilities related to unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     The Company believes that the assumptions and other factors used to determine its estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of January 25, 2004 and April 27, 2003, total recorded insurance reserves were $1.7 million and $2.0 million, respectively.

     In addition, asset impairment charges, restructuring charges, and the reserve for restructuring are predominantly based on estimates of the market value of assets of which the Company plans to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in the Company operations in the future. Such estimates are also affected by the time interval required to dispose of assets to be sold. The assumptions used, particularly in regards to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore the Company’s results of operations.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at January 25, 2004 and April 27, 2003 approximate fair value.

REVENUE RECOGNITION

     Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Initial fees are recognized upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. Royalties and income from the Company’s joint venture are recorded as the sales of the franchisees and joint venture are reported to the Company. In addition, the Company receives rental income from various sources. Revenues generated from royalty income and rental income combined for each of the thirteen and thirty-nine weeks ended January 25, 2004 and January 26, 2003 were less than 0.5% of total revenues. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectibility and an allowance for doubtful accounts is recorded if collection is not reasonably assured.

ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Advertising expense for the thirteen weeks ended January 25, 2004 and January 26, 2003 was $0.8 million and $0.9 million, respectively. Advertising expense is included within “occupancy and other” in the accompanying Consolidated Statements of Operations.

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

     The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for stock based compensation. No stock-based employee compensation expense is reflected in net income as all options granted under the Company’s Stock Option Plan had an exercise price greater than the market value of the underlying common stock on the date of grant.

     Effective October 30, 2003, the Company granted options for 1,395,000 shares of common stock. The options will vest one third at the end of each of the 2004, 2005 and 2006 fiscal years. The option price is $0.36, which was above the market value of the common stock at the grant date.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

	Thirteen Weeks Ended	Thirty-Nine Weeks
	January 25, 2004	Ended January 25, 2004
Net loss, as reported	$(1,594)	$(4,543)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	56	56

Pro forma net loss	$(1,650)	$(4,599)

Earnings per share:
Basic, as reported	$(0.05)	$(0.16)

Basic, pro forma	$(0.06)	$(0.16)

Diluted, as reported	$(0.05)	$(0.16)

Diluted, pro forma	$(0.06)	$(0.16)

     The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the thirteen and thirty-nine weeks ended January 25, 2004 and January 26, 2003: the risk-free interest rate was 4.67%; the expected dividend yield was 0.0%, the volatility factor of the expected market price of the Company’s common stock was 49.72%, and a grant life of the option of 10 years.

NEW ACCOUNTING STANDARDS

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

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments in accordance with the terms of its real property leases. As of January 25, 2004, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $18.4 million. See discussion below regarding the Company’s total contractual cash obligations. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company did not open any new restaurants during the thirteen weeks ended January 25, 2004. The Company opened one new restaurant during the thirty-nine weeks ended January 25, 2004 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the thirty-nine weeks ended January 25, 2004. The Company does not currently expect to open any additional Company-owned restaurants in fiscal year 2004. Further, while the Company may, subject to cash availability, open one or two new restaurants in fiscal 2005, no final decisions have to date been made in that regard. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During the thirteen and thirty-nine weeks ended January 25, 2004, the Company’s primary sources of working capital were cash provided by operations, the net proceeds of a sale/leaseback transaction involving its corporate headquarters building (see Note 13) and the sale of food and beverage credits (see Note 11). During the thirty-nine weeks ended January 25, 2004, the Company also collected $0.6 million in federal income tax refunds. The Company has filed for approximately $0.1 million in additional federal and state income tax refunds in fiscal year 2004, which it presently expects to collect during fiscal year 2004. The Company expects that its primary source of working capital for the remainder of fiscal year 2004 will be cash flow from operations.

     The Company has experienced significant cash flow problems in the past and may suffer from such cash flow problems in the future. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies, the cost levels of its various food products, and its continuing efforts to reduce its operating costs. The Company implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003. The Company also has taken, and continues to take, steps to controls its costs. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

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

     The following table summarizes the Company’s future contractual cash obligations for the remainder of the current fiscal year, for each of the next four fiscal years and thereafter as of January 25, 2004 (dollars in thousands). See Notes 5, 6 and 7 for further information regarding these obligations. Operating lease commitments include estimated common area maintenance expenses.

	2004	2005	2006	2007	2008	Thereafter	Total
Long term debt:
Principal	$1,040	$4,325	$4,601	$4,898	$3,627	$16,155	$34,646
Interest	651	2,433	2,146	1,838	1,551	3,975	12,594

Total	1,691	6,758	6,747	6,736	5,178	20,130	47,240
Capital lease debt:
Principal	284	1,089	1,021	1,090	456	1,742	5,682
Interest	110	385	321	246	198	526	1,786

Total	394	1,474	1,342	1,336	654	2,268	7,468
Operating leases	2,508	9,084	8,253	7,382	6,878	45,990	80,095
Other commitments	206	694	442	74	—	—	1,416

Total	$4,799	$18,010	$16,784	$15,528	$12,710	$68,388	$136,219

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

     The Company has entered into various lease agreements relating to buildings and furniture, fixtures and equipment that quality as capital lease obligations under generally accepted accounting principles. Such lease agreements expire over periods ranging from four to 20 years. The following is a schedule of future minimum lease payments required under capital leases for the remainder of the current fiscal year, for each of the next four fiscal years and thereafter as of January 25, 2004 (dollars in thousands):

2004	$394
2005	1,474
2006	1,342
2007	1,336
2008	654
Thereafter	2,268

Total minimum lease payments	7,468
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(1,786)

Present value of net minimum capital lease payments	5,682
Less: current portion of capital lease obligations	1,156

Present value of minimum capital lease obligations excluding current portion	$4,526

(6)	OPERATING LEASES

     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments, including estimated increases in allocated maintenance costs, required under operating leases that have remaining noncancelable lease terms in excess of one year as of January 25, 2004 for the remainder of the current fiscal year, for each of the next four fiscal years and thereafter (dollars in thousands):

2004	$2,508
2005	9,084
2006	8,253
2007	7,382
2008	6,878
Thereafter	45,990

Total minimum lease payments	$80,095

     The total rent expense for operating leases was $2.6 million for each of the thirteen weeks ended January 25, 2004 and January 26, 2003. The total rent expense for operating leases was $7.7 million and $8.2 million for the thirty-nine weeks ended January 25, 2004 and January 26, 2003, respectively. The Company leases a portion of its corporate headquarters and has recorded rental income in the amount of less than $0.1 million for each of the thirteen weeks ended January 25, 2004 and January 26, 2003 and $0.1 million for each of the thirty-nine weeks ended January 25, 2004 and January 26, 2003.

(7)	LONG-TERM DEBT

     As of January 25, 2004, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion
Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $274 due through October 2013. Note is secured by various inventory, trademarks, property and equipment.	$19,827	$1,427
Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $57 are due through October 2010. Note is secured by various property and equipment.	3,423	501
Secured note due U. S. Mortgage LLC bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $13 are due through 2010. Note is collateralized by a specific property.	756	136
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	1,481	589
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	3,199	1,059
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $40 are due through October 2010.	1,704	547

Total long-term debt	$30,390	$4,259

     The carrying amount of property and equipment and assets held for sale used as collateral was approximately $50.6 million and $60.8 million at January 25, 2004 and April 27, 2003, respectively.

     The debt agreements resulting from the Confirmed Plan of Reorganization may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.

(8)	STOCK OPTION PLANS

     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant stock options to purchase up to 1,500,000 shares of the Company’s authorized but unissued common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Options may be granted at an exercise price of not less than $0.36 per share and may have a term of up to ten years. The vesting period of options granted under the 2003 Plan is determined by the Compensation Committee.

     Effective October 30, 2003, the Company granted options to purchase 1,395,000 shares of common stock. The options will vest one third at the end of each of the 2004, 2005 and 2006 fiscal years. The option exercise price is $0.36, which was above the market value of the common stock at the grant date.

(9)	SELF-FUNDED INSURANCE

     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These risks include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years under workers’ compensation, employers practice liability and general liability coverages, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. The Company is also self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees up to an aggregate stop loss limit. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for the thirteen weeks ended January 25, 2004 and January 26, 2003 were $1.3 million and $1.1 million, respectively. Total insurance costs incurred by the Company for the thirty-nine weeks ended January 25, 2004 and January 26, 2003 were $3.5 million and $3.3 million, respectively.

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

     The Company believes that the individual defendants are covered, with respect to the claims asserted in the Action, by the Company’s Directors and Officers Liability Insurance Policy issued by National Union Fire Insurance Co. of Pittsburgh, Pa. The policy provides directors and officers liability coverage and corporate securities coverage. It has aggregate limits of $5,000,000 and a self-insured retention for securities claims of $250,000. With respect to the case against the individual defendants, the Company’s by-laws obligate the Company to indemnify the individual defendants to the fullest extent provided by law, and, in that regard, the Company has been paying the individual defendants’ legal fees in connection with the defense of the Action. Such fees have not been material to date with respect to the Company’s results of operations.

     The Company believes that its only remaining potential liability with respect to the Action relates to its obligation to indemnify the individual defendants to the fullest extent provided by law. Based on the current stage of the case, which is in the earliest stages of pleading and has been dismissed once, the fact that no class has been certified in the Action, the fact that the court is currently considering an extensive motion to dismiss the second amended complaint, and the fact that the Company and the individual defendants believe that the Action is without merit and that the individual defendants have significant defenses to the claims raised in the Action, the Company does not believe that a material liability to the Company with respect to the Action is probable. Further, the Company believes that the insurance coverage described above provides adequate coverage for any loss ultimately incurred by the individual defendants.

     On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it is conducting an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company has cooperated fully with the SEC and will continue to do so.

GUARANTOR OF EQUIPMENT LEASES

     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, the Company believes that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases, and recently filed a petition under Chapter 11, which has now been converted into a Chapter 7 proceeding. The balance of the remaining lease payments due was approximately $1.0 million as of January 25, 2004. The leases are collateralized by the leased equipment and certain leasehold improvements. The Company cannot predict the outcome of the proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings.

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

     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. The agreement extends for a two-year period. As part of the agreement, the Company initially received $1.5 million in exchange for the credits, which was recorded as unearned revenue. In November 2003 and January 2004 (subsequent to the end of the third fiscal quarter), the Company received $0.6 million and $0.2 million, respectively, in exchange for additional credits. In the aggregate, the Company has received $2.3 million, which represents the full amount to be received under the agreement. As of January 25, 2004, the balance of the unearned revenue of $0.9 million is recorded in the accompanying Consolidated Balance Sheet. The Company’s obligation to service the unused food and beverage credits is secured by a second lien on certain property and equipment of the Company. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company and the funds received from the advance sale of the food and beverage credits are used to cover operating expenses relating to the use of credits. The Company believes that the members of the Rewards Company are predominantly not current customers of the Company’s restaurants.

(12)	NET LOSS PER COMMON SHARE (“EPS”)

     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the period. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. On October 30, 2003, 1,395,000 options to purchase shares of common stock were issued at an option price of $0.36 per share (see Note 8). These options were not included in the computation of diluted EPS because the Company recognized a loss during the applicable periods and including such options would result in antidilutive EPS. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	January 25, 2004			January 25, 2004
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS
Net loss available to common shareholders	$(1,594)	29,220,663	$(0.05)	$(4,543)	29,220,663	$(0.16)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(1,594)	29,220,663	$(0.05)	$(4,543)	29,220,663	$(0.16)

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	January 26, 2003			January 26, 2003
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS
Net loss available to common shareholders	$(509)	29,220,663	$(0.02)	$(8,422)	16,927,437	$(0.50)
EFFECT OF DILLUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(509)	29,220,663	$(0.02)	$(8,422)	16,927,437	$(0.50)

     No stock options were outstanding during the thirteen weeks ended January 26, 2003. Options to purchase 511,333 shares of common stock at a weighted average exercise price of $4.57 per share were outstanding during the thirty-nine weeks ended January 26, 2003 until such options were cancelled pursuant to the Confirmed Plan of Reorganization. The options were not included in the computation of diluted EPS because the Company recognized a loss during the thirty-nine weeks and including such options would result in antidilutive EPS.

(13)	SALE/LEASEBACK OF CORPORATE HEADQUARTERS BUILDING

     In December 2003, the Company completed a sale and leaseback transaction relating to its corporate headquarters building. Gross proceeds from the sale were $3.0 million. The net proceeds of $2.6 million, after payment of expenses and security deposits, were used, in part, to pay debt related to the facility of $1.5 million. The remaining net proceeds of $1.1 million were retained by the Company for working capital and general corporate purposes. The leaseback agreement provides for rent to be paid on a triple net basis and extends for a period of 15 years with two five-year renewal options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements, including statements relating to the Company’s strategies, plans, objectives and expectations concerning the Company’s future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources.

     These forward looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. The Company wishes to caution readers that certain important factors may have affected and could in the future affect its actual results and could cause actual results to differ significantly from those expressed or implied in any forward looking statement. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements or “cautionary statements,” include, but are not limited to, the following:

•	the Company’s ability to manage its debt and comply with the terms of its debt instruments, operating leases and capital leases;

•	the Company’s ability to acquire adequate food supply and to obtain favorable food costs and events that impact availability and pricing of food products (such as instances of mad cow disease);

•	the Company’s ability to recruit, train and retain management personnel and to obtain necessary numbers of qualified employees;

•	changes in consumer preferences, tastes and eating habits;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	the Company’s ability to maintain financial and accounting controls, management controls, reporting systems and procedures;

•	increases in interest rates;

•	anticipated trends in the economy and the restaurant industry and competition for consumer dollars, both from restaurants similar to the Company’s restaurants and restaurants generally;

•	the Company’s ability to manage labor, food costs and other operating expenses so that its restaurants increase sales and operate on a profitable and positive cash flow basis;

•	availability of additional financing to the Company on satisfactory terms or at all;

•	the relisting of the Company’s stock;

•	the outcome of the SEC inquiry;

•	the Company’s ability to further develop its business beyond its existing restaurants including finding suitable locations for new restaurants and the impact of seasonality because of the Company’s current configuration with half its restaurants in Florida;

•	costs associated with opening, or completing construction on, new restaurants; and

•	the Company’s ability to locate suitable franchisees in markets which it does not serve to develop restaurants in those markets.

     The forward-looking statements contained in this report reflect the Company’s current view about future events and are subject to risks, uncertainties and assumptions. The important factors described above, as well as the factors described elsewhere in this report and in the Company’s 2003 Annual Report on Form 10-K, could prevent the Company from achieving its goals, and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward looking statements, which speak only as of the date hereof. Readers of this report are cautioned not to place undue reliance on these forward looking statements.

GENERAL

     The Company operates, franchises and licenses high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” The Company was founded in 1992 and opened its first restaurant in 1993. As of January 25, 2004, there were 70 Company owned Roadhouse Grill restaurants located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Of these, 35 are located in Florida. The Company also has three franchised locations in Malaysia, one franchised location in Brasilia, Brazil, one franchised location in Las Vegas, Nevada, one franchised location in Cincinnati, Ohio and four joint venture restaurants in Italy.

     During the last few years the Company’s restaurant business has been hampered by its heavy debt, which caused, in part, the Company’s 2002 Chapter 11 proceeding, and continuing lower same restaurant sales. Economic conditions and a competitive restaurant market have also contributed to lower same restaurant sales. Further, recent food cost increases arising from adverse market conditions have not yet been fully passed on to customers. All of these factors have caused the Company to continue in a loss position. The Company continues to take steps to increase sales, pass more of its increased food costs on to customers and control its costs, all in an effort to return to profitability.

REVENUES

     The Company’s revenues are derived primarily from the sale of food and beverages. During the thirteen weeks ended January 25, 2004, restaurant sales generated from lunch and dinner amounted to approximately 28% and 72% of restaurant sales, respectively, as compared to 26% and 74%, respectively, for the thirteen weeks ended January 26, 2003. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in the third fiscal quarter of 2004 and 90% and 10%, respectively, in the third fiscal quarter of 2003. Franchise and management fees during the thirteen weeks ended January 25, 2004 and January 26, 2003 accounted for less than 1% of the Company’s total revenues. Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and property insurance. Certain elements of the Company’s restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

     Of the Company’s 70 currently operating Company-owned restaurants, one was opened in April 2003 and one was opened in June 2003. One restaurant was closed as of July 27, 2003 in conjunction with the sale of the related leasehold interest in the second quarter of fiscal 2004. No additional restaurants are expected to open in fiscal 2004, and while subject to cash availability, the Company may open one or two additional restaurants in fiscal 2005, no final decisions have to date been made to open any new restaurants.

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

INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of January 25, 2004, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 26, 2003, the date on which the Company completed its annual goodwill impairment test, the Company determined that it had no impairment of goodwill. The Company will continue to assess the value of its goodwill in fiscal 2004 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate.

     The Company believes that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of January 25, 2004 and April 27, 2003, total recorded insurance reserves were $1.7 million and $2.0 million, respectively.

     In addition, asset impairment charges, restructuring charges, and the reserve for restructuring are predominantly based on estimates of the market value of assets of which the Company plans to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in the Company operations in the future or expenditures estimated to be used to settle the outstanding obligations. Such estimates are also affected by the time interval required to dispose of assets to be sold. The assumptions used, particularly in regards to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration and projection of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore the Company’s results of operations.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 25,	January 26,	January 25,	January 26,
	2004	2003	2004	2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	35.4	33.4	35.3	33.5
Labor and benefits	33.0	33.9	32.7	33.5
Occupancy and other	24.2	24.4	24.1	25.2
Pre-opening expenses	—	—	0.1	—

Total cost of restaurant sales	92.6	91.7	92.2	92.2
Depreciation and amortization	5.3	5.3	5.2	5.5
General and administrative expenses	4.5	5.5	4.7	4.9
Asset impairment	—	—	—	4.9
Restructuring charge	—	(0.3)	(0.1)	—
Reorganization expenses	—	0.7	—	2.4

Total operating expenses	102.4	102.9	102.0	109.9

Operating loss	(2.4)	(2.9)	(2.0)	(9.9)
Other:
Gain on sale/disposal of fixed Assets	—	0.3	—	0.1
Interest expense, net	(2.4)	(2.8)	(2.4)	(1.4)

Total other	(2.4)	(2.5)	(2.4)	(1.3)
Loss before income taxes and Extraordinary gain	(4.8)	(5.4)	(4.4)	(11.2)
Income tax benefit	—	3.5	—	1.1

Loss before extraordinary gain	(4.8)	(1.9)	(4.4)	(10.1)
Extraordinary gain	—	0.4	—	1.9

Net loss	(4.8)%	(1.5)%	(4.4)%	(8.2)%

The following table sets forth for the periods indicated certain restaurant data:

     RESTAURANT DATA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	January 25,	January 26,	January 25,	January 26,
	2004	2003	2004	2003
Company-owned restaurants:
Beginning of period	70	69	70	73
Opened	—	—	1	—
Closed	—	—	(1)	(4)

End of period	70	69	70	69
Franchised restaurants:
Beginning of period	6	5	6	7
Opened	—	1	—	1
Closed	—	—	—	(2)

End of period	6	6	6	6
Joint venture restaurants:
Beginning of period	4	1	3	1
Opened	—	1	1	1
Closed	—	—	—	—

End of period	4	2	4	2
Total restaurants:
Beginning of period	80	75	79	81
Opened	—	2	2	2
Closed	—	—	(1)	(6)

End of period	80	77	80	77

THIRTEEN WEEKS ENDED JANUARY 25, 2004 (“FISCAL YEAR 2004 THIRD QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JANUARY 26, 2003 (“FISCAL YEAR 2003 THIRD QUARTER”)

     Total revenues. Total revenues decreased $0.9 million, or 2.7%, from $33.9 million for Fiscal Year 2003 Third Quarter to $33.0 million for Fiscal Year 2004 Third Quarter. This decrease is primarily attributable to a reduction in sales at comparable restaurants, offset to some extent by the opening of two new restaurants in April and June 2003 and the closing of one restaurant in July 2003 as a result of the sale of the leasehold interest. Sales at comparable restaurants for Fiscal Year 2004 Third Quarter decreased 4.0% compared with sales for Fiscal Year 2003 Third Quarter. Management believes that this decrease is primarily attributable to competition from new restaurants in certain of the markets in which the Company’s restaurants operate, the Company’s financial condition and the impact of the Company’s financial condition on the ability to invest in its restaurants and engage in expanded marketing initiatives and the general state of the economy and its impact on the casual full service dining industry and the restaurant industry generally. A restaurant is considered comparable after its first 18 months of operation. The Company did not open or close any company owned and operated restaurants during either Fiscal Year 2004 Third Quarter or Fiscal Year 2003 Third Quarter.

     Food and beverage. Food and beverage costs increased $0.4 million, or 3.5%, to $11.7 million for Fiscal Year 2004 Third Quarter from $11.3 million for Fiscal Year 2003 Third Quarter. As a percentage of revenues, food and beverage costs increased by 2.0% to 35.4% for Fiscal Year 2004 Third Quarter from 33.4% for Fiscal Year 2003 Third Quarter. The increase, both in dollars and as a percentage of revenues, is primarily attributable to the significant increases in meat and cheese prices. The increase in meat costs, that began in March 2003 and was further negatively impacted by the Mad Cow Disease scare which closed the Canadian border from exporting any beef products, has continued to have a significant impact on food costs. During September 2003, in response to the continued abnormally high beef prices, the Company modified its menu pricing on certain items. This increase averaged approximately 3% based on the current sales mix at the time of the increase. The Company will continue to monitor its pricing and will whenever possible pass food cost increases on to its customers. However, due to competitive conditions and the Company’s customer base, it may not be possible to pass increased food costs on to customers, particularly during times of high meat, cheese and produce costs.

     Labor and benefits. Labor and benefits costs decreased $0.6 million, or 5.2%, to $10.9 million for Fiscal Year 2004 Third Quarter from $11.5 million for Fiscal Year 2003 Third Quarter. As a percentage of revenues, labor and benefits costs decreased 0.9% to 33.0% for Fiscal Year 2004 Third Quarter from 33.9% for Fiscal Year 2003 Third Quarter. This decrease, both in dollars and as a percentage of revenues, is due primarily to a reduction in direct labor cost and a decrease in group health insurance resulting from modifications to the Company’s medical benefit plan implemented in June 2003, partially offset by an increase in workers’ compensation insurance costs.

     Occupancy and other. Occupancy and other costs decreased $0.3 million, or 3.6%, to $8.0 million for Fiscal Year 2004 Third Quarter from $8.3 million for Fiscal Year 2003 Third Quarter. As a percentage of revenues, occupancy and other was 24.2% for Fiscal Year 2004 Third Quarter versus 24.4% for Fiscal Year 2003 Third Quarter. The decrease, both in dollars and as a percentage of revenues, is attributable to a decrease in equipment rental expense resulting from the expiration of certain operating leases and reduced repair and maintenance and direct operating expenses incurred, partially offset by increased general insurance expense and utility expense due to higher fuel costs.

     Depreciation and amortization. Depreciation and amortization expense was $1.8 million, or 5.3% of revenues, for both the Fiscal Year 2004 and 2003 Third Quarters.

     General and administrative. General and administrative costs decreased $0.4 million, or 21.1%, to $1.5 million for Fiscal Year 2004 Third Quarter as compared to $1.9 million for Fiscal Year 2003 Third Quarter. As a percentage of revenues, general and administrative costs decreased 1.0% from 5.5% for Fiscal Year 2003 Third Quarter to 4.5% for Fiscal Year 2004 Third Quarter. The decrease, both in dollars and as a percentage of revenues, is the result of the Company’s reduction in corporate overhead and a decrease in legal and professional fees incurred, offset to some extent by an increase in training expense, which is a result of the Company’s increased emphasis on hiring and continuing to train high quality restaurant managers.

     Reorganization expenses. Reorganization expenses represent expenses incurred relating to the Company’s bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. Total reorganization expenses incurred in Fiscal Year 2003 Third Quarter were $0.2 million, or 0.7% of revenues. No reorganization expense was incurred during the Fiscal Year 2004 Third Quarter.

     Asset impairment and restructuring charge. The Company recorded a restructuring benefit in Fiscal Year 2003 Third Quarter totaling $0.1 million. This benefit related to a change in the estimated costs incurred in regards to the 17 restaurants that were closed.

     Interest expense, net. Total interest expense decreased $0.1 million, or 11.1%, to $0.8 million for Fiscal Year 2004 Third Quarter from $0.9 million for Fiscal Year 2003 Third Quarter. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods.

     Income tax benefit. For the third quarter of fiscal year 2003, the Company recorded a net income tax benefit of $1.2 million relating to an expected federal income tax refund. The Company did not recognize a tax benefit relating to the operating loss for either Fiscal Year 2004 Third Quarter or Fiscal Year 2003 Third Quarter because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

     Extraordinary gain. The Company recognized an extraordinary gain during Fiscal Year 2003 Third Quarter of $0.1 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings. No extraordinary gain was recorded during the Fiscal Year 2004 Third Quarter.

THIRTY-NINE WEEKS ENDED JANUARY 25, 2004 COMPARED TO THE THIRTY-NINE WEEKS ENDED JANUARY 26, 2003

     Total revenues. Total revenues decreased $0.5 million, or 0.5%, from $103.1 million for the thirty-nine weeks ended January 26, 2003 to $102.6 million for the thirty-nine weeks ended January 25, 2004. This decrease is primarily attributable to a reduction in sales at comparable restaurants, offset to some extent by the opening of two new restaurants in April and June 2003 and closing of a restaurant in July 2003 as a result of the sale of the leasehold interest. Sales at comparable restaurants for the thirty-nine weeks ended January 25, 2004 decreased 2.3% compared with sales for corresponding prior year period. Management believes that this decrease is primarily attributable to competition from new restaurants in certain of the markets in which the Company’s restaurants operate, the Company’s financial condition and the impact of the Company’s financial condition on the ability to invest in its restaurants and engage in expanded marketing initiatives and the general state of the economy and its impact on the casual full service dining industry and the restaurant industry generally. A restaurant is considered comparable after its first 18 months of operation.

     Food and beverage. Food and beverage costs increased $1.6 million, or 4.6%, to $36.2 million for the thirty-nine weeks ended January 25, 2004 from $34.6 million for the thirty-nine weeks ended January 26, 2003. As a percentage of revenues, food and beverage costs increased by 1.8% to 35.3% from 33.5% during these periods. These increases are primarily attributable to the significant increases in beef and produce prices as well as the impact of the new menu (introduced in June 2003) on produce and other food costs. The increase in meat costs, that began in March 2003 and was further negatively impacted by the Mad Cow Disease scare which closed the Canadian border from exporting any beef products, has continued to have a significant impact on food costs. During September 2003, in response to the continued increased beef prices, the Company modified its menu pricing on certain items. This increase averaged approximately 3% based on the current sales mix at the time of the increase.

     Labor and benefits. Labor and benefits costs decreased $1.0 million, or 2.9%, to $33.6 million for the thirty-nine weeks ended January 25, 2004 from $34.6 million for the thirty-nine weeks ended January 26, 2003. As a percentage of revenues, labor and benefits costs decreased 0.8% to 32.7% from 33.5% during these periods. This decrease, both in dollars and as a percentage of revenues, is due primarily to a reduction in direct labor cost and a decrease in group health insurance resulting from modifications to the

Company’s medical benefit plan implemented in June 2003, partially offset to some extent by an increase in workers’ compensation insurance costs.

     Occupancy and other. Occupancy and other costs decreased $1.3 million, or 5.0%, to $24.7 million for the thirty-nine weeks ended January 25, 2004 from $26.0 million for the thirty-nine weeks ended January 26, 2003. As a percentage of revenues, occupancy and other was 24.1% for the thirty-nine weeks ended January 25, 2004 as compared to 25.2% for the thirty-nine weeks ended January 26, 2003. The decrease, both in dollars and as a percentage of revenues, is attributable to a decrease in equipment rental expense resulting from the expiration of certain operating leases and a reduction in repair and maintenance and marketing expenses incurred, partially offset by an increase in general insurance expense and utility expense resulting from increased fuel costs.

     Pre-opening expenses. The Company recorded $0.1 million in pre-opening expenses during the thirty-nine weeks ended January 25, 2004 relating to the opening of a new restaurant in June 2003. Less than $0.1 million was recorded in pre-opening expenses during the thirty-nine weeks ended January 26, 2003.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 3.6%, to $5.4 million for the thirty-nine weeks ended January 25, 2004 from $5.6 million for the thirty-nine weeks ended January 26, 2003. As a percentage of revenues, depreciation and amortization expense decreased 0.3% to 5.2% from 5.5% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants (including leases rejected in the Company’s bankruptcy proceedings), due to the fact that certain equipment became fully depreciated during the period and because of asset impairment charges which were taken in 2003 that reduced the carrying value of the Company’s property and equipment.

     General and administrative. General and administrative costs decreased $0.2 million, or 4.0%, to $4.8 million for the thirty-nine weeks ended January 25, 2004 as compared to $5.0 million for the thirty-nine weeks ended January 26, 2003. As a percentage of revenues, general and administrative costs decreased 0.2% from 4.9% to 4.7% during these periods. The decrease, both in dollars and as a percentage of revenues, is the result of the Company’s reduction in corporate overhead and a decrease in legal and professional fees incurred, offset to some extent by an increase in training expense, which is a result of the Company’s increased emphasis on hiring and continuing to train high quality restaurant managers.

     Reorganization expenses. Reorganization expenses represent expenses incurred relating to the Company’s bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. Total reorganization expenses incurred during the thirty-nine weeks ended January 26, 2003 were $2.5 million, or 2.4% of revenues. No reorganization expense was incurred during the thirty-nine weeks ended January 25, 2004.

     Asset impairment and restructuring charge. The Company recorded asset impairment and restructuring charges during the thirty-nine weeks ended January 26, 2003 totaling $5.1 million and nil, respectively. These charges were related to the 17 restaurants that were closed. During the thirty-nine weeks ended January 25, 2004, the Company recorded a benefit of $0.1 million relating to a reduction in previously accrued restructuring charges resulting from the final settlement of a bankruptcy claim relating to a closed restaurant.

     Interest expense, net. Total interest expense increased $1.1 million, or 78.6%, to $2.5 million for the thirty-nine weeks ended January 25, 2004 from $1.4 million for the thirty-nine weeks ended January 26, 2003. The increase was primarily due to the forgiveness of the Company’s interest expense during the period of bankruptcy.

     Income tax benefit. For the thirty-nine weeks ended January 26, 2003, the Company recorded a net income tax benefit of $1.2 million relating to an expected federal income tax refund. The Company did not recognize a tax benefit relating to the operating loss for either the thirty-nine weeks ended January 25, 2004 or January 26, 2003 because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

     Extraordinary gain. The Company recognized an extraordinary gain during the thirty-nine weeks ended January 26, 2003 of $1.9 million relating to the forgiveness of debt resulting from its Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings. No extraordinary gain was recorded during the thirty-nine weeks ended January 25, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments in accordance with the terms of its agreements. See Notes 5, 6, and 7 to the Consolidated Financial Statements for a description of the Company’s current outstanding debt and capital and operating lease obligations. As of January 25, 2004, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $18.4 million. See discussion below regarding the Company’s total contractual cash obligations. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The following table summarizes the Company’s future contractual cash obligations for the remainder of the current fiscal year, for each of the next four fiscal years and thereafter as of January 25, 2004 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2004	2005	2006	2007	2008	Thereafter	Total
Long term debt:
Principal	$1,040	$4,325	$4,601	$4,898	$3,627	$16,155	$34,646
Interest	651	2,433	2,146	1,838	1,551	3,975	12,594

Total	1,691	6,758	6,747	6,736	5,178	20,130	47,240
Capital lease debt:
Principal	284	1,089	1,021	1,090	456	1,742	5,682
Interest	110	385	321	246	198	526	1,786

Total	394	1,474	1,342	1,336	654	2,268	7,468
Operating leases	2,508	9,084	8,253	7,382	6,878	45,990	80,095
Other commitments	206	694	442	74	—	—	1,416

Total	$4,799	$18,010	$16,784	$15,528	$12,710	$68,388	$136,219

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long-term debt agreements may be accelerated to the extent the Company realizes excess cash flow as described in Note 7 to the Consolidated Financial Statements.

     The Company opened one new restaurant in Fiscal Year 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended in the Fiscal Year 2004 First and Second Quarters. The Company does not currently expect to open any additional company-owned restaurants in fiscal year 2004. Further, while the Company may, subject to cash availability, open one or two new restaurants in fiscal 2005, no final decisions have to date been made in that regard. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2004 will be funded from operations. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During fiscal year 2003, the Company’s primary sources of working capital were the debt restructuring and working capital provided by operations. The Company also filed for federal income tax refunds totaling approximately $1.2 million during fiscal year 2003, of which $0.6 million was collected in fiscal year 2003 and the remaining $0.6 million was collected in the thirty-nine weeks ended January 25, 2004. The Company has also filed for approximately $0.2 million in additional federal and state income tax refunds in the Fiscal Year 2004 First and Second Quarters, which it presently expects to collect during the remainder of the fiscal year. Also, during the thirty-nine weeks ended January 25, 2004, the Company entered into an agreement with a loyalty and rewards company involving the discounted advanced sale of food and beverage credits to be used at its restaurants. As part of the agreement, the Company received $2.1 million in exchange for food and beverage credits during the thirty-nine weeks ended January 25, 2004 including $0.6 million during the thirteen weeks ended January 25, 2004. Subsequent to January 25, 2004, the Company received an additional $0.2 million from the sale of food and beverage credits. In the aggregate, the Company has received $2.3 million, which represents the full amount to be received under the agreement. Such funds have been and will continue to be used to cover operating expenses relating to the use of the food and beverage credits by the members of the loyalty and rewards company. See further discussion in Note 11 to the Consolidated Financial Statements.

     In December 2003, the Company completed a sale and leaseback transaction relating to its corporate headquarters building. Gross proceeds from the sale were $3.0 million. The net proceeds of $2.6 million, after payment of expenses and security deposits, were used, in part, to pay debt related to the facility of $1.5 million. The remaining net proceeds of $1.1 million were retained by the Company for working capital and general corporate purposes. The leaseback agreement provides for rent to be paid on a triple net basis and extends for a period of 15 years with two five-year renewal options.

     The Company expects that its primary source of working capital for the remainder of fiscal year 2004 will be cash flow from operations.

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

SUMMARY OF CASH FLOWS

     Cash provided by operating activities during the thirty-nine weeks ended January 25, 2004 was $3.1 million, as compared with $2.1 million used in operating activities for the thirty-nine weeks ended January 26, 2003. The primary sources of cash for the thirty-nine weeks ended January 25, 2004 were the net income generated from operations excluding non-cash expenses including depreciation and amortization, collection of income tax refunds and the advance sale of food and beverage credits. The primary uses of cash for the thirty-nine weeks ended January 25, 2004 were reorganization expenses, decreases in accrued restructuring, and increases in corporate deposits, partially offset by net cash generated from operations excluding non cash expenses. During the thirty-nine weeks ended January 26, 2003, the Company used $2.4 million in cash to pay reorganization items.

     Cash provided by investing activities during the thirty-nine weeks ended January 25, 2004 was $2.1 million, as compared to cash used in investing activities of $0.2 million during the thirty-nine weeks ended January 26, 2003. During the thirty-nine weeks ended January 25, 2004, the Company completed a sale/leaseback transaction relating to its corporate headquarters building, which provided $2.8 million of cash proceeds, net of closing expenses. Cash provided by investing activities for the thirty-nine weeks ended January 25, 2004 also includes $0.6 million of proceeds relating to the sale of the leasehold interest at one former restaurant in July 2003. Cash used in investing activities in both fiscal periods includes net purchases of property, plant and equipment of $1.3 million and $1.0 million during the fiscal 2004 and 2003 periods, respectively, including $0.4 million in fiscal 2004 relating to the new restaurants opened during April and June 2003.

     Cash used in financing activities during the thirty-nine weeks ended January 25, 2004 was $6.2 million, as compared to $1.4 million provided during the thirty-nine weeks ended January 26, 2003. Cash used in financing activities during the thirty-nine weeks ended January 25, 2004 consisted of repayments of long term debt and capital lease obligations, including a $1.5 million payment in December 2003 resulting from the sale/leaseback transaction described above and a $0.6 million prepayment resulting from use of the proceeds relating to the sale of the leasehold interest in July 2003 discussed above. Cash provided during the thirty-nine weeks ended January 26, 2003 consisted of $5.0 million of proceeds from issuance of common stock, net of repayments of long-term debt and capital lease obligations.

CAPITAL EXPENDITURES

     The Company opened one new restaurant in April 2003 at a total cost of approximately $1.1 million. Also, the Company opened one additional restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended during the thirty-nine weeks ended January 25, 2004. The Company does not currently expect to open any additional Company-owned restaurants in fiscal 2004. At this time, it is expected that the cash required to develop new Company-owned restaurants beyond 2004 will be funded by cash from operations.

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

     In addition to seasonality, the Company’s quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described in “Forward Looking Statements” above.

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

     Fiscal 2004 revenue. As discussed above, the Company opened one new restaurant in April of fiscal 2003 and an additional new restaurant in June 2003. No additional new restaurant openings are currently planned for fiscal 2004. Also, the Company closed one restaurant in July 2003 in conjunction with the sale of the related leasehold interest in the second quarter of fiscal 2004. The remaining 68 Company-owned restaurants will qualify as comparable restaurants during fiscal 2004. For the thirty-nine weeks ended January 25, 2004, sales at comparable restaurants declined 2.3% compared with the prior year. Management currently believes that food and beverage sales for its comparable restaurants for the remainder of fiscal 2004 will not change significantly from the results realized during the first three quarters of the current fiscal year and will range between a 1% to 3% decrease compared to fiscal 2003.

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

     Food and beverage costs. The Company has been able to reduce its food and beverage costs as a percentage of revenues over the last two years due to a change in its primary food distributor and by utilizing more efficient and cost effective purchasing initiatives. Management believed that through continued efforts in these areas it would be able to maintain its food and beverage costs in fiscal 2004 at a level relatively flat with fiscal 2003. However, due to the instance of Mad Cow Disease that was reported in Canada, the supply of meat products from Canada was temporarily closed. Presently, meat product exports from Canada are being allowed into the United States. However, there continues to be a ban on importing livestock. The duration of this event, coupled with the continued high demand for beef products in the United States, resulted in a shortage of beef products, depletion of existing livestock and a corresponding significant increase in beef prices. In December, an instance of Mad Cow Disease was reported in the state of Washington. This instance caused many countries to discontinue importing beef products from the United States. However, this event has not resulted in any material impact on domestic beef pricing. Although there can be no assurances as to the duration of these events and the continued high beef prices, it is currently anticipated that this impact will continue throughout the remainder of fiscal 2004 and into fiscal 2005. This has resulted in an increase in food costs for the Company’s restaurants through the first three quarters of fiscal year 2004. Management cannot predict the duration or further impacts that may occur as a result of this event or whether it will be able to effectively pass some of these increased costs on to its customers.

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

     Depreciation and amortization. The Company is continuing to make capital investments in its restaurants in regards to replacement equipment and necessary building improvements. Management currently expects that total depreciation and amortization expense will remain relatively flat due to the opening of new restaurants and other capital investments and the offsetting impact of assets that have or will become fully depreciated during fiscal 2003 and fiscal 2004 and will range between $7.0 million and $7.2 million in fiscal 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company’s exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. The Company does not currently use, and has not historically used, derivative financial instruments to hedge against such market interest rate risk. At January 25, 2004, the Company had approximately $0.9 million in variable rate indebtedness outstanding, representing approximately 2.6% of the Company’s total outstanding indebtedness. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on the Company’s results of operations.

     Certain of the food products purchased by the Company are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices agreed to in agreements with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain floors and caps. The Company does not use financial instruments to hedge commodity prices because the Company’s purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could affect the Company adversely. However, the Company believes that any changes in commodity prices would generally affect the Company’s competitors at about the same time as the Company. The Company expects that in most cases increased commodity prices could be passed through to its consumers via increases in menu prices, however, from time to time, competitive circumstances may limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of senior management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of January 25, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of January 25, 2004, in timely alerting them to material information relating to the Company required to be included in reports to be filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls

     There has been no change in the Company’s internal control over financial reporting during the quarter ended January 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no changes in securities during the thirteen weeks ended January 25, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the thirteen weeks ended January 25, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the thirteen weeks ended January 25, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Number	Description
10.1	Partnership Agreement of Tonto Capital Partners, GP

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley

(b)	Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2004.

ROADHOUSE GRILL, INC.

By:	/s/ Michael C. Brant

Michael C. Brant Executive Vice President of Finance and Chief Financial Officer