Form 10-K
period 2004-04-25
ROADHOUSE GRILL INC
filed 2004-08-10
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

     (MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 25, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________  to _________

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X ] No [  ]

     The number of shares of the registrant’s common stock outstanding as of August 6, 2004 was 29,220,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROADHOUSE GRILL, INC.

FORM 10-K
FISCAL YEAR ENDED APRIL 25, 2004

FORWARD LOOKING STATEMENTS

          This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements regarding, among other matters, our strategies, plans, objectives, expectations, future market position, operations, cash flow, margins, revenue, profitability, restaurant-level economics, liquidity and capital resources.

          Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:

•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to manage our debt and comply with the terms of our debt instruments, operating leases and capital leases;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business, resulting from having more than half of our restaurants in Florida;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates;

•	The future relisting of our common stock on a recognized securities market and the development of a market for our common stock;

•	Our ability to develop our restaurant concept and business beyond our existing configuration of restaurants, including the availability of financing to support future growth, our ability to find suitable locations for new restaurants and the costs associated with opening new restaurants; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets which we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.

          The forward looking statements contained in this report reflect our current view about future events and are subject to risks, uncertainties and assumptions. The important factors described above, as well as the factors described elsewhere in this report, could cause the assumptions underlying our forward looking statements to be incorrect and thereby cause our actual results to differ materially from those expressed in or implied by our forward looking statements. We undertake no obligation to revise any of the forward looking statements contained in this report, which speak only as of the date hereof. Readers of this report are therefore cautioned not to place undue reliance on these forward looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

          We operate high-quality, full-service casual dining restaurants under the name “Roadhouse Grill.” We currently operate 69 restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. There are also 11 Roadhouse Grill restaurants currently in operation that are operated by franchisees and licensees. Franchised and licensed restaurants are located in Malaysia (3), Brasilia, Brazil (1), Las Vegas, Nevada (1), Cincinnati, Ohio (1) and Italy (5).

          Our primary business is the operation of full-service, casual dining restaurants. Roadhouse Grill restaurants offer a diverse, moderately priced lunch and dinner menu highlighting exhibition cooking of steaks and other grilled entrees. In addition to steaks and other grilled items, our restaurants feature daily fresh baked yeast rolls, free peanuts and certain appetizers as signature items. Guest satisfaction comes from a pleasant restaurant atmosphere in which high-quality food and beverages are served at competitive prices. The key elements that define the Roadhouse Grill concept are:

•	Premium Quality Grilled Entrees and a Diverse Menu. Roadhouse Grill restaurants offer a wide variety of steaks, chicken, seafood and other entrees, many of which are grilled in an exhibition style kitchen.

•	High Price/Value to Guests. Roadhouse Grill restaurants strive to provide a high price/value dining experience for our guests by offering a broad, moderately priced menu and serving high quality generous portions.

•	Attentive, Friendly Service. We believe that a distinctive, enjoyable dining experience is made possible through excellent service. Accordingly, we seek to hire restaurant managers and other restaurant personnel who possess strong initiative and the ability to provide quality and personalized service.

•	Spacious, Open Layout. Roadhouse Grill restaurants are designed to have a fun and casual atmosphere. The interior of each restaurant is large, open and visually appealing, with exposed ceilings designed to create a casual ambiance.

•	Broad Customer Appeal. The Roadhouse Grill concept is designed to appeal to a broad range of customers, including business people, couples, singles and, particularly, families. We believe that to be attractive to families, a concept must be appealing to both children and parents. Consequently, Roadhouse Grill restaurants furnish children with coloring menus, balloons and a free souvenir cup. In addition, each restaurant offers a special “Kids’ Menu” featuring an assortment of entrees. For adults, each Roadhouse Grill restaurant offers alcoholic beverages from its full-service bar, which is separated from the dining area.

RECENT EVENTS

          On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”) involving the sale and leaseback of eleven restaurant properties that we had previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.1 million of the net proceeds from the sale to pay expenses related to the transaction and approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million). The net gain from the debt repayment will be reflected in our consolidated financial statements in the second quarter of fiscal 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale, of approximately $3.7 million, will be used for working capital, including new marketing initiatives to promote our existing restaurants. See Note 20 of Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion of Financial Condition and Results of Operations.”

RISK FACTORS

WE HAVE EXPERIENCED SIGNIFICANT LOSSES FROM OPERATIONS AND CASH FLOW PROBLEMS IN THE PAST.

          We emerged from a Chapter 11 reorganization proceeding on September 20, 2002. See Note 2 of Notes to Consolidated Financial Statements for information about our Chapter 11 proceeding. During the last three fiscal years, our net losses were $6.0 million, $11.2 million and $21.4 million. Further, we have experienced substantial cash flow problems in the past, and may do so again in the future. There can be no assurance that we will be able to achieve and sustain profitable and cash flow positive operations.

OUR PROFITABILITY IS DEPENDENT IN LARGE MEASURE ON FOOD AND SUPPLY COSTS WHICH ARE NOT WITHIN OUR CONTROL.

          Our ability to operate our business on a profitable and cash flow positive basis is dependent in part on our ability to deal with changes in food costs and matters that effect the supply of necessary food products to our restaurants. Various factors, many of which are beyond our control, affect food costs and the availability of certain food products, including climatic changes, disease or illness in beef cattle (such as mad cow disease) that could impact supply in the marketplace, and government regulations. Specifically, we are dependent in the operation of our business on frequent, timely deliveries of beef, poultry, seafood and produce, which subjects our business to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and costs of these items. These factors have in the past and could in the future materially affect our business and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER DUE TO VARIOUS FACTORS BEYOND OUR CONTROL, INCLUDING SEASONALITY.

          Our operating results have in the past and are likely in the future to fluctuate seasonally because of the geographic concentration of our operations in Florida, where 34 of our restaurants are located. Restaurant sales in our Florida restaurants generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. Further, the results of operations of our Florida restaurants and thereby our overall results of operations have in the past and may continue in the future to be materially adversely affected by declines in tourism in Florida, downturns in the Florida economy or by hurricanes or other adverse weather conditions in Florida. To offset these seasonal trends and to attempt to reduce the decline in sales during the off-season, we generally run special promotions for our customers during off-peak periods and incentive contests for our employees. Also, adverse publicity in Florida relating to Roadhouse Grill restaurants could have a more pronounced effect on our results of operations than might be the case if our restaurants were broadly dispersed geographically. Although we currently have more restaurants outside Florida than inside Florida, our non-Florida restaurants are more broadly disbursed among a wide geographic area, and therefore have not materially affected the historical seasonality of our business.

          In addition to seasonality, our quarterly and annual operating results and our comparable restaurant sales may fluctuate significantly from period to period as a result of a variety of factors, including:

•	The efforts we make from time to time (including advertising and promotional programs) to increase our sales, and the success or failure of those programs;

•	The results of our continual efforts to manage our labor costs, food costs, other restaurant costs and corporate expenses;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain sufficient numbers of qualified restaurant employees;

•	The level of competition from existing or new competitors in the markets in which our restaurants are located;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally; and

•	U. S. domestic economic conditions, particularly in the markets in which we operate, and the impact of international conflicts on domestic economic conditions.

          In addition, our quarterly or annual results may be affected by costs associated with the opening of new restaurants during any period. We typically incur the most significant portion of preopening expenses associated with a newly opened restaurant within the two months immediately preceding and the month of the opening of the new restaurant. Further, we believe that the labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than those expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had in the past and may have in the future a meaningful impact on preopening expenses and labor and operating costs from period to period.

OUR BUSINESS IS IMPACTED BY THE INTENSE COMPETITION IN THE FULL SERVICE CASUAL DINING SECTOR AND IN THE RESTAURANT INDUSTRY GENERALLY.

          The restaurant industry, particularly the full-service casual dining segment, is highly competitive. We compete with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to ours. We believe that the competitive factors that are used by consumers to differentiate among restaurants include price, service, location, concept and food quality, including taste, freshness, and nutritional value. We believe that we compete effectively in our markets. However, many of our competitors possess substantially greater financial, marketing, personnel and other resources than we do and have greater brand name recognition than we do. We also compete with other restaurants and restaurant chains for sites for new restaurants and for employees.

          We believe that the full-service casual dining segment is likely to continue to attract a significant number of new entrants. In addition, the full-service restaurant industry is characterized by the frequent introduction of new food products, which are accompanied by substantial promotional campaigns. In recent years, numerous companies in the full-service casual restaurant industry have introduced products intended to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories, low in carbohydrates and/or low in fat content. We believe that we will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences, and we may need to modify or refine elements of our business in order to effectively compete with popular new restaurant formats or concepts that develop from time to time. There can be no assurance that we will be successful in implementing any such modifications.

WE ARE DEPENDENT UPON SUPPLY AND QUALITY OF FOOD PRODUCTS.

          Our operations depend upon frequent deliveries of quality food products. We are routinely exposed to the risks that shortages or interruptions in supply can occur and adversely affect the availability, quality and cost of these critical food products. Regional weather conditions may also adversely affect product supply and quality. We have in the past experienced difficulty in obtaining adequate supplies of food products, or at a cost that allowed such products to be sold on a profitable basis. There can be no assurance that future food supply shortages or interruptions, especially with respect to steak products, might not have a material adverse effect on our sales, operations and profitability.

OUR BUSINESS IS AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES WHICH CAN CAUSE GUESTS TO AVOID OUR RESTAURANTS AND WHICH CAN RESULT IN LIABILITIES.

          Health concerns, including adverse publicity concerning food-related illness, whether or not specifically related to our restaurants, could cause guests to avoid certain restaurant groups including our restaurants, thereby having a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on our premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect our business, regardless of whether such allegations are true or whether we are ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on our business, competitive position and results of operations.

WE COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS, AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

          The success of our restaurants depends, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at each of our restaurants. Our inability to recruit and retain qualified individuals may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect our results of operations or business. Our success also depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply. A significant delay in finding qualified employees or high turnover among existing employees could cause our business and results of operations to suffer. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees. Further, a number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. Any minimum wage increase may have a material adverse effect on our business, financial condition, results of operations or cash flows.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXPAND IN THE FUTURE.

          We opened only one company-owned restaurant in fiscal 2004 and no additional company-owned restaurants are currently expected to be opened in fiscal 2005. Our ability to expand our restaurant operations will depend, in large measure on our ability to generate sufficient income from operations, as well as having sufficient debt and/or equity financing available on acceptable terms, to fund the costs of developing additional company-owned restaurants. Further, even if we have the funding required to open new company-owned restaurants in the future, our ability to successfully open new restaurants will be affected by various factors, including the need to locate suitable restaurant sites, the negotiation of favorable lease arrangements for such sites, the management of the costs of development of the new restaurants, our ability to secure the approvals and permits necessary to open new restaurants and our ability to successfully retain quality restaurant management and restaurant personnel to staff the new restaurant. Finally, even if new restaurants are opened, there may be delays in the opening of such restaurants that could affect our expectations regarding the impact of such restaurants on our consolidated sales and operating results and there can be no assurance that any restaurants we open will operate profitably and be cash flow positive.

WE ARE DEPENDENT UPON OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES.

          We are and will continue to be dependent on the services of our executive officers and key employees, including Ayman Sabi, our Chief Executive Officer. The loss of Mr. Sabi’s services, or the loss of the services of our other executive officers or our key employees, could have a material adverse effect on our business, and there can be no assurance that an adequate replacement could be found if the services of Mr. Sabi, our other executive officers or our key employees were unavailable.

OUR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD HARM OUR BUSINESS AND REPUTATION AND ADVERSELY AFFECT OUR OPERATIONS.

          Our business is subject to federal, state and local regulations with respect to, among other matters, building, fire, health, sanitation and safety. Further, our development of future restaurants will be subject to laws, rules and regulations concerning land use, building, zoning and environmental matters.

          Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, safety and working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Immigration and Naturalization Service (INS). Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with INS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force. Further, material increases in unemployment tax rates, minimum wage requirements, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect our business.

          Sales of alcoholic beverages account for approximately 10% of our revenues. Since we sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the various government agencies, including states and municipalities where our restaurants are located. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of our restaurants, including minimum age of patrons consuming and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. Our restaurant operations are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on our results of operations and financial condition. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, there can be no assurance that our insurance coverages will be adequate.

          The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities, which will over time require an incremental capital investment by us.

          Finally, in connection with our franchise operations, we are required to comply with Federal Trade Commission and state laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises.

          We believe that we operate our business within the requirements of applicable federal, state and local laws and regulations. However, our failure to operate in accordance with any or all of such regulations, or an allegation that we are operating in violation of such regulations, even if it turns out not to be true, could have a material adverse impact on our business, financial position or results of operations.

WE ARE SELF-INSURED IN CERTAIN OF OUR INSURANCE COVERAGES AND HAVE EXPERIENCED INCREASED INSURANCE COSTS.

          We maintain insurance to cover the potential liabilities associated with a number of the risks that we may encounter in our business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability, include deductibles ranging from $100,000 to $250,000 per claim. For many policy years, under workers’ compensation, employers practice liability and general liability coverage, we are effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. We are also self-insured in regard to the medical insurance benefits that we provide to our managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits.

          Due to the trends currently being experienced in the insurance industry, we believe that insurance costs will continue to represent a significant expense to us and may increase in the future. We continually evaluate our options relating to controlling these costs, including changes in insurance carriers and brokers, modifications to certain of the provisions of our policies (including deductibles and self-insured retention limits) and changes in the portion of costs incurred in providing coverage for our employees that are paid by the employees who participate in the particular insurance plan.

OUR COMMON STOCK IS QUOTED ON THE PINK SHEETS, AND INVESTORS MAY FIND IT DIFFICULT TO SELL OUR COMMON STOCK.

          Our common stock is currently quoted on the “pink sheets.” The fact that our common stock is not listed on the NASDAQ stock market or on a stock exchange is likely making trading our shares difficult for broker-dealers, shareholders and investors. It may also make it more difficult for us to raise additional equity capital in the future. While we hope to relist our common stock on a nationally recognized market in the future, there can be no assurance that our common stock will qualify for trading or quotation on a nationally recognized market in the future.

          Because our shares are traded on the pink sheets and trade below $1 per share, we are also subject to SEC rules concerning the trading of so-called “penny stocks.” Under these rules, broker-dealers who sell securities governed by the rule to persons who are not established customers or accredited investors must make a special suitability determination and must receive the purchaser’s written consent to the transaction prior to the sale. These rules may deter broker-dealers from recommending or trading our stock.

APPROXIMATELY 66.5% OF OUR OUTSTANDING COMMON STOCK IS HELD BY ONE SHAREHOLDER, WHICH WILL LIMIT OTHER SHAREHOLDERS’ ABILITY TO INFLUENCE CORPORATE MATTERS.

          At April 25, 2004, Berjaya Group (Cayman) Limited, the ultimate parent of which is Berjaya Group Berhad, a diversified holding company headquartered in Malaysia, beneficially owned, directly or indirectly, approximately 66.5% of our outstanding common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result, Berjaya is able to control major decisions of corporate policy, elect our entire board of directors and determine the outcome of any major transaction or other matters submitted to our shareholders, including potential mergers or acquisitions, and amendments to our articles of incorporation. Shareholders other than Berjaya are therefore likely to have little or no influence on decisions regarding such matters. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

COMPANY-OWNED RESTAURANT OPERATIONS

MENU

          The Roadhouse Grill menu, which was revised and expanded in June 2003, features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. Our steaks are aged both before and after being cut and trimmed. The menu features over sixty items, including 11 cuts of steak ranging from 6 oz. to 18 oz. We are known for our “Roadie,” a bourbon marinated sirloin, our prime rib and award-winning baby-back ribs. In addition to grilled selections, our menu offers a variety of specialty drinks, a pasta dish, several seafood dishes, a wide variety of appetizers, sandwiches, and salads, including signature items such as our Roadhouse cheese wraps, and a variety of desserts, most notably the “messy sundae.” Each entree is served with a choice of a house salad or Caesar salad, a choice of baked sweet potato, baked potato, home fries, french fries or rice pilaf, homemade yeast rolls and peanuts.

          Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Entrée prices range from $6.99 to $19.49. From 11:00 a.m. to 3:00 p.m. Monday through Friday, in addition to our full menu, each Roadhouse Grill offers a selection of 15 lunch menu items ranging from charbroiled steak salad to southern fried chicken tenders and french fries, as well as daily specials, all prepared to order quickly and priced at $7.99 or less.

UNIT ECONOMICS

          The 68 company-owned Roadhouse Grill restaurants that were open for the entire 52 weeks in the fiscal year ended April 25, 2004 (fiscal 2004) generated average net sales of approximately $2.0 million, average restaurant-level cash flow (restaurant net sales less cost of restaurant sales, excluding pre-opening expenses) of $159,000 and average operating income (restaurant-level cash flow less depreciation and amortization) of $60,000.

          Our average cash investment for these 68 restaurants was approximately $1.6 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. Restaurant-level economics are affected to the extent that we construct free-standing units on company-owned or leased land, rather than leasing existing buildings. In such cases, initial development costs are substantially greater and occupancy costs (other than depreciation) are substantially less than when we lease existing buildings. We cannot predict if average unit-level economics would be altered significantly if in the future the mix of restaurants placed in leased buildings compared to free-standing buildings on company-owned or leased land were to change materially from our current mix.

RESTAURANT LOCATIONS

          The following table sets forth the location of each of our company-owned restaurants open as of April 25, 2004:

Number of
Location	Restaurants
Florida	34
Georgia	9
New York	6
Louisiana	2
South Carolina	2
Alabama	2
Mississippi	3
Ohio	8
Arkansas	1
North Carolina	2

Total	69

RESTAURANT OPERATIONS AND MANAGEMENT

          Restaurant Personnel. We believe that excellent service contributes significantly to a distinctive, enjoyable dining experience. Accordingly, we seek to hire individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to interact with customers on a friendly, casual basis. We recruit both experienced restaurant managers from outside the company and promote qualified employees from within the company. We seek to retain high-quality restaurant managers and personnel by providing them with opportunities for promotion and financial incentives based on individual restaurant performance. These financial incentives include a bonus plan that enables each restaurant manager to earn a portion of a bonus pool by achieving certain predetermined performance goals. To further enhance the “team” concept, restaurant managers also have an opportunity for financial incentives based on our consolidated company-wide financial results.

          Roadhouse Grill restaurants generally operate with a general manager, a dining room manager, a kitchen manager and one or two assistant managers, depending upon volume. The general manager of each restaurant has primary responsibility for managing the day-to-day operations of the restaurant in accordance with our company-wide standards. The general manager and kitchen manager of each restaurant generally are responsible for interviewing, hiring and training restaurant staff. Each restaurant has a staff of approximately 60 to 70 employees.

          We devote a significant amount of time and resources to restaurant management and staff training. Each new manager participates in an eight-week training program, which is conducted both at designated training restaurants and our corporate office, before assuming an assistant manager position (or, in some instances, a kitchen manager position) at a Roadhouse Grill restaurant. This program is designed to provide training in all areas of restaurant operations, including food preparation and service, alcoholic beverage service, company philosophy, operating standards, policies and procedures, and business management and administration techniques. These new managers are also trained and evaluated in regards to behavioral skills and other topics to ensure they possess the ability to succeed in managing one of our restaurants. The managers of the training restaurant conduct weekly evaluations of each manager trainee.

          In connection with the opening of a new restaurant, we send an experienced training team to train and assist the new restaurant employees. The training team generally arrives at each restaurant two weeks prior to opening and remains for four weeks after opening. Typically, the general manager, the dining room manager and the kitchen manager of each new restaurant are individuals who have been managers at an existing Roadhouse Grill restaurant.

          The development and success of our restaurants depends, in part, on the efforts, abilities, experience and reputations of the general managers and chefs at our restaurants. Our inability to recruit and retain high-quality personnel may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect our results of operations or business. Competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees.

          Additionally, our restaurant operations are overseen by our Vice President of Operations and by our nine directors of operations, each of whom is responsible for supervising the operations of six to ten restaurants.

          Purchasing. To better insure uniform quality and obtain competitive prices, we contract centrally for most restaurant food products and other supplies. Individual restaurants decide the amount of each item they require and place orders directly with our distributors several times a week. Managers also arrange for produce items to be provided by local vendors that meet our quality standards. Corporate management closely monitors prices and other supply contract terms for locally and centrally contracted items. Because of the volume of our aggregate orders and the volume of supplies delivered to each individual restaurant, we believe that we are able to obtain favorable prices for our supplies.

          Our profitability is dependent in part on our ability to anticipate and react to changes in food and supply costs. Various factors beyond our control, including climatic changes, disease or illness in beef cattle that could impact supply in the marketplace and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. Our failure or inability to deal with these increases or shortages could materially and adversely affect our business and result of operations.

          In addition, during fiscal 2004, we purchased approximately 81% of our food and other restaurant supplies from two distributors. Our dependence on a small number of suppliers subjects us to the risk of possible shortages or interruptions in supply if one of these distributors is not able to provide food and supplies to our restaurants in a timely manner. However, we believe that the benefits of working with a small number of high-quality, financially stable vendors and realizing the benefits of primarily centralized distribution offsets the risks associated with this supplier dependence.

          Hours of Operation. Roadhouse Grill restaurants are open seven days a week, typically from 11:00 a.m. to 10:00 p.m. Sunday through Thursday and from 11:00 a.m. to 11:00 p.m. on Friday and Saturday.

          Reporting and Financial Controls. We maintain reporting, financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. We have also developed and continue to enhance corporate policies and procedures designed to maintain consistency in our operations and to strengthen internal accounting controls. Through the review of periodic financial information, on-site visits to our restaurants and other means, we continually evaluate compliance with our policies and procedures. In addition, each of our restaurants is equipped with a computerized accounting system that allows restaurant management to efficiently manage labor, food cost and other direct operating expenses, that provide corporate management rapid access to financial data and that reduces time devoted by our restaurant managers to administrative responsibilities. Guest counts, sales, cash deposits and labor cost information are collected daily from each restaurant. Physical inventories of all food and beverage items are performed weekly. Each restaurant manager prepares a restaurant level weekly profit and loss statement, and at the end of each accounting period, operating statements are prepared for each location. The weekly and accounting period operating statements are reviewed at both the corporate level and restaurant level for variances from expected results to allow for any corrective actions to be taken as quickly as possible.

ADVERTISING AND MARKETING

          Our motto is: “Roadhouse Grill...Eat, Drink and be Yourself.” We attempt to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. We believe that clustering multiple restaurants in target markets helps build brand-awareness and increases the efficiencies in our marketing efforts. We also utilize radio, billboard and print advertising to promote our restaurants and build brand-awareness. In addition, beginning in fiscal 2004, we used a program with a rewards and loyalty company to market our restaurants. Further, we market at the restaurant level through sponsorship of community charity activities, sporting events, festivals and Chamber of Commerce events. For fiscal years 2004, 2003 and 2002, advertising and marketing expense relating to Roadhouse Grill restaurants amounted to approximately 2.4%, 2.4% and 1.7% of total revenues, respectively. Excluding the expense related to our program with the rewards and loyalty company, advertising and marketing expense amounted to 1.5% of total revenues in fiscal 2004.

          Over the last few years, because of our financial condition, we have not been able to invest in marketing initiatives at the same level as many of our competitors. However, during fiscal 2005, we expect to use some of the working capital available to us from the sale/leaseback transaction described above under “Recent Events” to invest in additional marketing initiatives.

RESTAURANT INDUSTRY AND COMPETITION

          The restaurant industry is highly competitive. We compete with a broad range of restaurants, including national and regional casual dining chains as well as locally-owned restaurants, some of which operate with concepts similar to ours. A number of our competitors have been in existence longer than us and have substantially greater financial, marketing and other resources and wider geographical diversity than we do. The entrance of new competitors into our market areas or the expansion of operations by existing competitors could have a material adverse effect on our future results of operations and financial condition. There is no assurance that we will be able to compete successfully in the markets in which we operate. In addition, we compete with other restaurant companies and retailers for sites, labor and, in many cases, customers. We believe that the key competitive factors in the restaurant industry are price, quality of food and service, location and concept. To the extent that one or more of our competitors becomes more successful with respect to any of the key competitive factors, then our business could be materially adversely affected.

          The restaurant industry has few non-economic barriers to entry and is affected by changes in consumer tastes as well as national, regional and local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. There are various other factors which generally affect competitors in the restaurant industry. Dependence on fresh meats and produce also subjects restaurant companies to the risk that shortages or interruptions of supply could adversely affect the availability, quality or cost of ingredients. In addition, factors such as inflation, increased food, labor and employee benefit costs and the availability of qualified management and hourly employees also may adversely affect us and our restaurant competitors. The significant investment in and long-term commitment that we make to each of our restaurant sites limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations. The success of our restaurant concept will also be dependent on the performance of franchisee-owned restaurants over which we have limited control.

SEASONALITY

          Our operating results fluctuate seasonally because of our geographic concentration in Florida, where we have 34 of our 69 company-owned restaurants. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations have been and may continue to be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives on increasing sales during these off-season periods.

GOVERNMENT REGULATION

          Our business is subject to federal, state and local regulations with respect to, among other matters, building, fire, health, sanitation and safety. Further, our development of future restaurants will be subject to laws, rules and regulations concerning land use, building, zoning and environmental matters.

          Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, safety and working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Immigration and Naturalization Service (INS). Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with INS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force. Further, material increases in unemployment tax rates, minimum wage requirements, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect our business.

          Sales of alcoholic beverages account for approximately 10% of our revenues. Since we sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the various government agencies, including states and municipalities where our restaurants are located. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of our restaurants, including minimum age of patrons consuming and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. Our restaurant operations are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on our results of operations and financial condition. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, there can be no assurance that our insurance coverages will be adequate.

          The federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We are required to comply with the Americans with Disabilities Act and regulations relating to accommodating the needs of the disabled in connection with the construction of new facilities and with significant renovations of existing facilities, which will over time require an additional incremental capital investment by us.

          Our operations are subject to various local, state and federal laws regulating the discharge of pollutants into the environment. We believe that our operations are in material compliance with applicable environmental laws and regulations, and we conduct environmental audits of all proposed restaurant sites in order to determine whether there is any evidence of contamination prior to purchasing or entering into a lease with respect to such sites. However, there can be no assurance that we will not incur material environmental liability in connection with any of our owned or leased properties.

          Finally, in connection with our franchise operations, we are required to comply with Federal Trade Commission and state laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises.

          We believe that we operate our business within the requirements of applicable federal, state and local laws and regulations. However, our failure to operate in accordance with any or all of such regulations, or an allegation that we are operating in violation of such regulations, even if it turns out not to be true, could have a material adverse impact on our business, financial position or results of operations.

INSURANCE

          We maintain insurance to cover the potential liabilities associated with a number of the risks that we encounter in our business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years, under workers’ compensation, employers practice liability and general liability coverage, we are effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. We are also essentially self-insured in regards to the medical insurance benefits that we provide to our managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by us for fiscal 2004, 2003 and 2002 were $5.0 million, $6.3 million and $3.5 million, respectively.

          Due to the trends currently being experienced in the insurance industry, we believe that insurance costs will continue to represent a significant expense to us and may increase in the future. Management is continuing to evaluate options relating to controlling these costs including changes in our insurance carriers and brokers, modifications to certain of the provisions of our policies including deductibles and self-insured retention limits and changes in the portion of costs incurred in providing coverage for our employees that are allocated to the employees who participate in the plan.

EMPLOYEES

          At April 25, 2004, we employed 4,545 persons, of whom 4,240 were restaurant employees, 263 were restaurant management and supervisory personnel, and 42 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe that our relationship with our employees is satisfactory.

TRADEMARKS AND SERVICE MARKS

          Roadhouse Grill has registered the “Roadhouse Grill” service mark and other designs and slogans with the U.S. Patent and Trademark Office and with the respective trademark offices in other countries. Roadhouse Grill has certain other foreign trademarks in various stages of the registration process; however, due to our financial condition, until recently we had temporarily ceased the registration process in several countries. However, we expect to resume such process on a case-by-case basis in certain countries in the future.

          We believe that our trademarks and service marks have significant value and are essential to our ability to create demand for and awareness of our restaurants. There can be no assurance, however, that our marks would be upheld if challenged or that we would not be prevented from using our marks. We also rely on trade secrets and proprietary know-how, and we employ various methods to protect our concepts and recipes. However, these methods may not completely protect us.

EXPANSION PLANS FOR COMPANY OWNED RESTAURANTS

          Expansion Strategy. Due to capital constraints, we have determined that it is not feasible at this time for us to significantly expand the Roadhouse Grill concept through the opening of a significant number of additional company-owned restaurants. We opened one company-owned restaurant in fiscal 2004 (in June 2003). However, no other new company-owned restaurant openings are currently planned for fiscal 2005. Subject to the operating results of our existing restaurants, the availability of adequate financing and the identification of suitable locations, we will make a determination as to the number of restaurants to open in future years. Our focus during fiscal 2005 will be on managing our existing restaurants in the United States, expanding the number of franchised locations and returning our business to profitability. Management believes that opportunities exist that would enable us to expand our franchised operations in that regard. Management also believes that this type of growth opportunity will require significantly lower capital resources than building the Roadhouse Grill concept through opening significant numbers of additional company-owned stores.

          Factors affecting development of company-owned restaurants. If and when we decide to open additional company-owned restaurants, our ability to successfully open such new restaurants will depend on a number of factors, many of which may be beyond our control, including our having financing available to open such restaurants and our ability to locate suitable restaurant sites; negotiate acceptable lease or purchase terms; obtain required governmental approvals and construct the new restaurants in a timely manner; attract, train and retain qualified and experienced personnel and management. Due to these factors and others discussed in this report, there can be no assurance that we will be able to develop or operate additional restaurants.

          We believe that the site selection process is critical to the long-term success of any restaurant, and, accordingly, when we open a company-owned restaurant we devote significant time and effort to the investigation and evaluation of potential locations. Among the factors considered in the site selection process are market demographics (including population, age and median household income); traffic patterns and activity; site visibility, accessibility and parking; and proximity to residential developments, office complexes, hotels, retail establishments and entertainment areas. Another important factor is the convenience of the potential location to both lunch and dinner guests and the occupancy cost of the proposed site. Our development strategy has been to cluster restaurants in markets that can support them with cost-effective media advertising. In addition, we believe that clustering multiple units allows more efficient supervision of the restaurants. In connection with the site selection process, potential restaurant sites are identified by our personnel and by consultants and independent real estate brokers.

          When we have developed new restaurants in existing buildings, construction has taken approximately 90 to 120 days after required construction permits have been obtained. Construction of restaurants on vacant land is a longer process and has generally ranged from 120 to 180 days. Our experience to date has been that obtaining construction permits has generally taken from 30 to 180 days. We engage outside general contractors for construction of our restaurants and expect to continue this practice for the foreseeable future if and when we develop additional company-owned restaurants.

          Our prototypical restaurant format is approximately 6,800 square feet with seating for approximately 260 guests. Our restaurants currently range in size from 5,000 to 12,000 square feet, with seating for between 190 to 398 guests. We use a standardized design in constructing restaurants, with modifications made for each particular site and are assisted by outside architects in the design of individual restaurants. We also make our standardized design available to our franchisees and have final right of approval on the design of each franchised restaurant.

          We believe that our restaurants have a comfortable atmosphere and are visually appealing with exposed ceilings and brick and lapboard cedar walls decorated with colorful murals and neon signs. The typical interior also includes multi-level seating, a full-service bar, an exhibition grill and display kitchen. The exterior of each restaurant features rough-sawed siding, a wrap-around wood plank porch, a tin roof trimmed in neon and an oversized “Roadhouse Grill” sign. In addition to the public areas, each restaurant has a food preparation and storage area including a fully-equipped kitchen.

FRANCHISED AND LICENSED RESTAURANTS

          The following table sets forth the location of franchised and licensed restaurants open as of April 25, 2004:

Number of
Location	Restaurants
Nevada	1
Ohio	1
Italy	5
Malaysia	3
Brasilia, Brazil	1

Total	11

          We currently have six franchisees and licensees: Roadhouse Grill Italia S.R.L, Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”), Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”), Brent Empreendimentos e Alimentacao Ltda. (“Roadhouse Grill Brazil”), NAHI, Inc. and Roadhouse Operating Company, LLC (“Roadhouse Operating”). Berjaya, our majority shareholder, beneficially owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia.

          We are currently seeking to develop additional franchising opportunities on an international basis with primary focus on development in Europe, South America, and the Caribbean. We are also actively seeking multi-unit franchising in the United States. There can be no assurance that we will be successful in our franchising efforts.

          Roadhouse Grill Italia S.R.L. On July 6, 2000, we entered into a joint venture agreement with the Cremonini Group, a publicly-traded Italian conglomerate and parent company of Roadhouse Grill Italia S.R.L., specializing in the food service industry in Europe. Under the original joint venture agreement, Cremonini Group was required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries. In March 2004, the joint venture and related agreements with the Cremonini Group was terminated and replaced with a trademark license agreement with Roadhouse Grill Italia S.R.L. (“RGI”) (the “License Agreement”). Under the License Agreement, we have granted RGI the exclusive right to develop a minimum of 36 restaurants in Italy during the next ten years, including the four restaurants opened prior to 2004. RGI has the right to discontinue the development of new restaurants on January 1, 2009 based on the operating restaurants existing at that time not meeting certain performance criteria. RGI also was granted a right of first refusal in regards to developing Roadhouse Grill restaurants in other selected European countries. We are not required to make any capital outlay in connection with the development of these restaurants.

          In accordance with the terms of the License Agreement, RGI is required to pay us a fixed development fee for each restaurant to be opened in accordance with the development schedule at the earliest to occur of the restaurant opening or the end of the applicable calendar year. In addition, we are entitled to fixed royalty fees at the beginning of each calendar year based on the number of restaurants currently open or scheduled to open by the end of the following calendar year in accordance with the development schedule. The payment obligations of RGI under the License Agreement are guaranteed by the Cremonini Group. As of April 25, 2004, there are five franchised restaurants operating in Italy and RGI has paid us all fees required to be paid under the License Agreement, including the development fees relating to the two restaurants to be opened in 2004.

          Roadhouse Grill Hong Kong. During January 1996, we entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (HK) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, we will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, we will pay 50% of the pre-approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by us in connection with our duties and obligations under the Hong Kong Master Development Agreement. Roadhouse Grill Hong Kong and us will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay us royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by us in connection with the opening of each restaurant. As of April 25, 2004, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Master Development Agreement.

          Roadhouse Grill Asia. During January 1996, we entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Asia Master Development Agreement”). The material terms of the Asia Master Development Agreement, including the terms relating to the establishment of an office and the sharing of franchising revenues, office expenses and certain expenses, are substantially the same as those under the Hong Kong Master Development Agreement summarized above. Under the Asia Master Development Agreement, Roadhouse Grill Asia is not required to develop any specific number of restaurants in Asia, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule.

          As of April 25, 2004, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. We recorded less than $0.1 million in royalty income from those restaurants during fiscal 2004. Royalty income is currently being offset against interest that we owe to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $0.1 million as of April 25, 2004. Once the royalty receivable exceeds the payable to Berjaya, we expect to begin collecting the earned royalty fees.

          Roadhouse Grill Brazil. In May 1999, we entered into a Master Development Agreement with Roadhouse Grill Brazil, which provides for the development and franchising of Roadhouse Grill restaurants in Brazil. Under the agreement, Roadhouse Grill Brazil is required to open and maintain at least eight Roadhouse Grill restaurants during the first ten years of the term of the agreement. Roadhouse Grill Brazil pays us a one-time franchise fee for each new restaurant opened and an ongoing service fee based on gross sales. Roadhouse Grill Brazil currently operates one Roadhouse Grill restaurant in Brasilia, Brazil. As of April 25, 2004, the receivable from Roadhouse Grill Brazil was less than $0.1 million.

          Ohio franchisee. In March 2002, we entered into a Master Development Agreement with NAHI, Inc., granting the exclusive right to build five restaurants in five years in the Cincinnati/Tri State area of Ohio and Kentucky. In order to maintain these exclusive rights, the franchisee must comply with the terms of the agreement including, but not limited to, opening one restaurant per year. As of April 25, 2004, the franchisee has not complied with the development schedule. However, we have not taken any action in regards to terminating the agreement to date, although we reserve the right to do so. Currently, there is one restaurant open pursuant to this Master Development Agreement.

          Roadhouse Operating. Roadhouse Operating entered into an initial franchise agreement and Master Development Agreement with us (the “Roadhouse Operating Master Development Agreement”) in August 1995 for the exclusive development of up to five restaurants, over a period which ended October 31, 1999, in Clark County, Nevada (which includes the Las Vegas, Nevada metropolitan area). Roadhouse Operating initially opened three Roadhouse Grill restaurants. Two of these have been closed, and one is currently being operated.

          Roadhouse Operating is obligated to pay us a percentage royalty fee based on gross sales. As of April 25, 2004, the receivable from Roadhouse Operating was approximately $0.2 million. Due to lack of payment, this amount has been fully reserved. We are also the guarantor of equipment leases for the three restaurants, owned by Roadhouse West G.P., an affiliate of Roadhouse Operating. In addition, management understands that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases and management believes that the balance of the remaining lease payments due is approximately $1.0 million. The leases are collateralized by the leased equipment and certain leasehold improvements. Roadhouse West G.P. has recently filed for Chapter 11 bankruptcy, and such proceeding has now been converted to a Chapter 7 proceeding. We cannot predict the outcome of these proceedings but believe that any potential liability will be mitigated by the factors described above and, accordingly, we have provided no reserve for any possible obligations that may arise relating to these proceedings.

ITEM 2. PROPERTIES

          As of April 25, 2004, all but 11 of our company-owned open restaurants were located in leased space. Initial lease expirations range from five to 20 years, with the majority of the leases providing us with renewal options extending the lease term. All of our leases provide for a minimum annual rent, and several leases call for annual or other escalations at various points in the lease term or for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases, which require us to pay the costs of insurance, taxes and a portion of the lessors’ operating costs. We believe that our facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for our present business needs.

          On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”) involving the sale and leaseback of eleven restaurant properties that we had previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. See Note 20 of Notes to Consolidated Financial Statements.

          In December 2003, we completed a sale and leaseback transaction relating to our corporate headquarters building. Gross proceeds from the sale were $3.0 million. The net proceeds of $2.6 million, after payment of expenses and security deposits, were used, in part, to pay debt related to the facility of $1.5 million. The remaining net proceeds of $1.1 million were retained by us for working capital and general corporate purposes. The leaseback agreement provides for rent to be paid on a triple net basis and extends for a period of 15 years with two five-year renewal options. We occupy approximately 19,000 square feet of the facility and have leased the remaining 11,500 square feet through May 2007.

          We also own the land and building related to a closed store that is currently held for sale. We are currently marketing this facility and hope to complete the sale of this facility during fiscal 2005.

ITEM 3. LEGAL PROCEEDINGS

BANKRUPTCY

          Please refer to Note 2 of Notes to Consolidated Financial Statements for information regarding our Chapter 11 reorganization proceedings that were completed in September 2002.

CLASS ACTION SUIT AND SEC INFORMAL INVESTIGATION

          See Note 14 of Notes to Consolidated Financial Statements for information regarding the putative class action that was filed against us and two of our directors and was recently dismissed and the informal SEC investigation that arose as a result of the restatement of our audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001.

OTHER

          We are a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, we do not believe that any liability resulting from these proceedings will have a material adverse effect on our financial position, results of operations or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No actions were submitted to a vote of our shareholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          As of April 25, 2004, we had outstanding 29,220,663 shares of common stock, par value $0.03 per share. Our common stock is currently quoted on the Pink Sheets under the symbol “GRLL.PK.” Our common stock traded on the Nasdaq National Market until it was delisted in May 2002. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported by the Nasdaq National Market through May 2002 and on the Pink Sheets thereafter:

	HIGH($)	LOW($)
FISCAL 2003
First Quarter	0.60	0.05
Second Quarter	0.80	0.10
Third Quarter	0.80	0.10
Fourth Quarter	0.30	0.05
FISCAL 2004
First Quarter	0.45	0.15
Second Quarter	0.45	0.10
Third Quarter	0.35	0.10
Fourth Quarter	0.40	0.10
FISCAL 2005
First Quarter	0.35	0.05
Second Quarter (to August 6, 2004)	0.125	0.12

DIVIDEND POLICY

          We have not declared or paid any cash dividends or distributions on our capital stock. We do not intend to pay any cash dividends on our common stock in the foreseeable future. Future earnings, if any, will be used to support operations and finance expansion. Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including our earnings, operations, capital requirements, financial condition, and other factors deemed relevant by our Board of Directors, at their discretion.

SHAREHOLDERS

          As of August 6, 2004, there were approximately 80 shareholders of record of our common stock. A portion of our outstanding common stock is held of record in broker “street name” for the benefit of individual investors, and we believe that as of the date of this report there are approximately 900 beneficial holders of our common stock.

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

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
STATEMENT OF OPERATIONS DATA:	2004	2003	2002	2001	2000
(dollars in thousands, except per share data):
Total revenues	$139,380	$140,924	$158,982	$168,055	$148,897
Cost of restaurant sales:
Food and beverage	49,271	47,439	55,066	59,112	50,268
Labor and benefits	45,078	47,860	51,817	54,059	43,512
Occupancy and other	33,483	34,567	37,580	39,269	30,067
Pre-opening expenses	120	124	477	2,481	2,387

Total cost of restaurant sales	127,952	129,990	144,940	154,921	126,234

Depreciation and amortization	7,078	7,460	8,991	10,297	8,560
General and administrative expenses	6,506	6,956	9,106	10,954	8,241
Asset impairment	964	5,854	7,507	3,066	—
Restructuring charge	(96)	46	5,086	—	—
Reorganization expenses	—	2,726	876	—	—

Total operating expenses	142,404	153,032	176,506	179,238	143,035

Operating (loss) income	(3,024)	(12,108)	(17,524)	(11,183)	5,862
Other expense:
Interest expense, net	(3,236)	(2,289)	(3,810)	(3,655)	(2,301)
Other, net	282	75	(60)	800	—

Total other expense	(2,954)	(2,214)	(3,870)	(2,855)	(2,301)

(Loss) income before income taxes, extraordinary gain, and cumulative effect of change in accounting principle	(5,978)	(14,322)	(21,394)	(14,038)	3,561
Income tax (benefit) expense	(1)	(1,241)	49	1,818	78

(Loss) income before extraordinary gain and cumulative effect of change in accounting principle	(5,977)	(13,081)	(21,443)	(15,856)	3,483

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2003	2002	2001	2000
Extraordinary gain	—	1,838	—	—	—

(Loss) income before cumulative effect of change in accounting principle	(5,977)	(11,243)	(21,443)	(15,856)	3,483
Cumulative effect of change in accounting principle (net of tax benefit of $248)	—	—	—	—	(877)

Net (loss) income	($5,977)	($11,243)	($21,443)	($15,856)	$2,606

Basic net (loss) income per common share
Basic (loss) income before cumulative effect of change in accounting principle	($0.20)	($0.56)	($2.21)	($1.63)	$0.36
Cumulative effect of change in accounting principle	—	—	—	—	(0.09)
Basic net (loss) income per common share	($0.20)	($0.56)	($2.21)	($1.63)	$0.27

Diluted net (loss) income per common share:
Diluted (loss) income before cumulative effect of change in accounting principle	($0.20)	($0.56)	($2.21)	($1.63)	$0.36
Cumulative effect of change in accounting principle	—	—	—	—	(0.09)
Diluted net (loss) income per common share	($0.20)	($0.56)	($2.21)	($1.63)	$0.27

Weighted average common shares outstanding	29,220,663	20,000,744	9,708,741	9,708,741	9,708,741

Weighted average common shares and share equivalents outstanding assuming dilution	29,220,663	20,000,744	9,708,741	9,708,741	9,792,019

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
BALANCE SHEET DATA:	2004	2003	2002	2001	2000
(dollars in thousands, except share data)
Cash and cash equivalents	$1,181	$2,956	$3,193	$1,582	$378
Total current assets	3,804	7,393	7,618	8,889	4,868
Property and equipment	49,512	60,024	71,926	87,204	92,204
Total assets	57,314	71,304	83,354	100,328	104,414
Total current liabilities	17,856	19,474	10,888	56,692	21,979
Liabilities subject to compromise – pre-petition	—	—	54,757	—	—
Liabilities subject to compromise – GAP	—	—	2,181	—	—
Long-term debt, including current portion *	32,666	39,559	—	42,179	25,661
Obligations under capital leases, including current portion *	5,398	6,714	—	5,742	6,479
Total liabilities	52,506	60,519	67,826	63,357	51,587
Total shareholders’ equity	4,808	10,785	15,528	36,971	52,827

*	Note, for fiscal year 2002, total current liabilities, long term debt, capital lease debt and total liabilities do not include liabilities classified as subject to compromise.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          We operate, franchise and license high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” As of April 25, 2004, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have 11 franchised or licensed restaurants.

          During the last few years, our restaurant business has been hampered by heavy debt, which caused, in part, our 2002 Chapter 11 proceeding. We have also been unable to increase restaurant sales due to economic conditions, our lack of adequate funding to advertise our restaurants and a very competitive restaurant market. Further, we have experienced food cost increases arising from adverse market conditions, only a portion of which can be passed on to customers. All of these factors have caused us to report significant net losses in the last few years.

          During the last year, we have revamped our menu, made additional investments in the recruiting and training of our restaurant managers and directors of operations, entered into a long-term program with a loyalty and rewards company that we believe will help to market our restaurants, taken steps to reduce our costs and attempted to pass a portion of the increased food costs on to our customers, all in an effort to return our company to profitability.

RECENT EVENTS

          On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”) involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.1 million of the net proceeds from the sale to pay expenses related to the transaction and to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million). The net gain from the debt repayment will be reflected in our consolidated financial statements in the second quarter of fiscal 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.7 million will be used for working capital, including new marketing initiatives to promote our existing restaurants.

OVERVIEW

          Our revenues are derived primarily from the sale of food and beverages. In fiscal year 2004, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively, as compared to 26% and 74%, respectively, in fiscal year 2003. Restaurant sales of food and beverages accounted for approximately 90% and 10%, respectively, of total restaurant sales in each of fiscal years 2004 and 2003. Franchise and management fees during fiscal 2004 and 2003 accounted for less than 1% of our total revenues.

          Restaurant operating expenses include food and beverage, labor, direct operating and occupancy costs. Direct operating costs consist primarily of costs of expendable supplies, marketing and advertising expense, maintenance, utilities and restaurant general and administrative expenses. Occupancy costs include rent, real estate and personal property taxes and property insurance. Certain elements of our restaurant operating expenses, including direct operating and occupancy costs and to a lesser extent labor costs, are relatively fixed.

          Of our 69 currently operating company-owned restaurants, one was opened in June 2003. Further, we closed one restaurant as of July 27, 2003 in conjunction with the sale of the related leasehold and we sold a second restaurant in April 2004. No additional company-owned restaurants are currently expected to be opened in fiscal year 2005.

          The average cash investment of the 68 company-owned Roadhouse Grill restaurants open the entire 52 weeks in fiscal year 2004 was approximately $1.6 million, including building structures (where applicable), building or leasehold improvements and equipment and fixtures, but excluding land and pre-opening costs. The average land acquisition cost for the 11 restaurant sites operating and owned by us was approximately $0.9 million. The average annual occupancy cost for the restaurant sites leased by us is approximately $0.2 million.

CRITICAL ACCOUNTING POLICIES

          Our accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

PROPERTY AND EQUIPMENT

          We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review the performance of our individual restaurants to identify possible under performing operations that should be assessed for possible impairments of long-lived assets. In that regard, we recorded impairment charges during fiscal 2004 and 2003. See “Results of Operations” below. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS

          We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 25, 2004, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 26, 2003, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of our goodwill in fiscal 2005 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

USE OF ESTIMATES

          The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Amounts reported in our Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by us, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We constantly re-evaluate these significant factors and make adjustments to estimates where facts and circumstances dictate.

          We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Consolidated Balance Sheet. As of April 25, 2004 and April 27, 2003, total recorded insurance reserves were $1.8 million and $2.0 million, respectively.

          In addition, asset impairment charges, restructuring charges, and the restructuring accrual are primarily based on estimates of the market value of assets of which we plan to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in our operations in the future or expenditures estimated to be used to settle the outstanding obligations. Such estimates are also affected by the time interval required to dispose of assets to be sold. The assumptions used, particularly in regard to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration and projection of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore on our results of operations.

RESULTS OF OPERATIONS

          The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

STATEMENTS OF OPERATIONS DATA:

	Fiscal	Fiscal	Fiscal
	2004	2003	2002
Total revenues	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	35.4	33.7	34.6
Labor and benefits	32.3	34.0	32.6
Occupancy and other	24.0	24.5	23.7
Pre-opening expenses	0.1	—	0.3

Total cost of restaurant sales	91.8	92.2	91.2
Depreciation and amortization	5.1	5.3	5.7
General and administrative expenses	4.7	5.0	5.7
Asset impairment	0.7	4.2	4.7
Restructuring charge	(0.1)	—	3.2
Reorganization expenses	—	1.9	0.6

Total operating expenses	102.2	108.6	111.1

Operating loss	(2.2)	(8.6)	(11.1)
Total other expense	(2.1)	(1.6)	(2.4)

Loss before taxes and extraordinary gain	(4.3)	(10.2)	(13.5)
Income tax (benefit) expense	—	(0.9)	—

Loss before extraordinary gain	(4.3)	(9.3)	(13.5)
Extraordinary gain	—	1.3	—

Net loss	(4.3)%	(8.0)%	(13.5)%

RESTAURANT DATA:

	Fiscal	Fiscal	Fiscal
	2004	2003	2002
Company-owned restaurants:
Beginning of period	70	73	83
Opened	1	1	3
Closed	(2)	(4)	(13)

End of period	69	70	73

Franchised and licensed restaurants:
Beginning of period	9	8	7
Opened	2	3	1
Closed	—	(2)	—

End of period	11	9	8

Total restaurants:
Beginning of period	79	81	90
Opened	3	4	4
Closed	(2)	(6)	(13)

End of period	80	79	81

FIFTY-TWO WEEKS ENDED APRIL 25, 2004 (“FISCAL YEAR 2004”) COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 27, 2003 (“FISCAL YEAR 2003”)

          Total revenues. Total revenues decreased $1.5 million, or 1.1%, from $140.9 million for fiscal year 2003 to $139.4 million for fiscal year 2004. This decrease is primarily attributable to a reduction in sales at comparable restaurants, offset to some extent by the opening of two new restaurants in April and June 2003 and the closing of two restaurants in July 2003 and April 2004 as a result of the sale of the related property interests. Sales at comparable restaurants for fiscal 2004 decreased 2.9% compared with sales for the corresponding prior year period. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in June and October 2003 as discussed below. Management believes that the decrease in headcount is primarily attributable to competition from new restaurants in certain of the markets in which our restaurants operate, our financial condition and the impact of our financial condition on our ability to invest in our restaurants and engage in expanded marketing initiatives, and the general state of the economy and its impact on the casual full service dining industry and the restaurant industry generally. A restaurant is considered comparable after its first 18 months of operation. Sales from the two restaurants opened in April and June 2003 totaled $3.5 million during fiscal year 2004, compared to $0.1 million in fiscal year 2003. Sales from restaurants closed in fiscal years 2004 and 2003 were $1.4 million in fiscal year 2004, compared to $2.8 million in fiscal year 2003.

          Food and beverage. Food and beverage costs increased $1.9 million, or 4.0%, to $49.3 million for fiscal year 2004 from $47.4 million for fiscal year 2003. As a percentage of revenues, food and beverage costs increased by 1.7% to 35.4%, from 33.7% during the prior period. These increases are primarily attributable to the significant increases in beef, dairy and produce prices as well as the impact of the new menu (introduced in June 2003) on produce and other food costs. The increase in meat and dairy costs, that began in March 2003 and was further negatively impacted by the Mad Cow Disease scare which closed the Canadian border from exporting any beef products, has continued to have a significant adverse impact on food costs. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the current sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an average price increase of approximately 3% based on the current sales mix at the time of the increase. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appeared to indicate an expected rise in prices. Management can not project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs.

          Labor and benefits. Labor and benefits costs for fiscal year 2004 decreased $2.8 million, or 5.8%, to $45.1 million for fiscal year 2004 from $47.9 million for fiscal year 2003. As a percentage of revenues, labor and benefits costs for fiscal year 2004 decreased 1.7% to 32.3%, from 34.0% during the prior period. This decrease, both in dollars and as a percentage of revenues, is due primarily to a reduction in direct labor cost, a decrease in group health insurance resulting from modifications to our medical benefit plan implemented in June 2003, and a decrease in workers’ compensation insurance costs.

          Occupancy and other. Occupancy and other costs decreased $1.1 million, or 3.2%, to $33.5 million for fiscal year 2004 from $34.6 million for fiscal year 2003. As a percentage of revenues, occupancy and other expense was 24.0% for fiscal year 2004, compared to 24.5% for fiscal year 2003. The decrease, both in dollars and as a percentage of revenues, is attributable to a decrease in equipment rental expense resulting from the expiration of certain operating leases and a reduction in repair and maintenance and marketing expenses incurred, partially offset by an increase in utility expense resulting from increased fuel costs. Marketing expense for fiscal year 2004 was $3.3 million, compared to $3.4 million for fiscal year 2003. Excluding the advertising expense related to the new program implemented in June 2003 with the loyalty and rewards company (see Note 19 to the Consolidated Financial Statements), marketing expense was $2.1 million in fiscal year 2004. See “Outlook” below for a discussion of future occupancy costs as a result of the recently completed sale/leaseback of 11 properties.

          Pre-opening expenses. We recorded $0.1 million in pre-opening expenses during each of fiscal year 2004 and 2003 relating to the opening of two new restaurants in April and June 2003.

          Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million, or 5.3%, to $7.1 million for fiscal year 2004 from $7.5 million for fiscal year 2003. As a percentage of revenues, depreciation and amortization expense decreased 0.2% to 5.1% from 5.3% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants (including leases rejected in our bankruptcy proceedings), due to the fact that certain equipment became fully depreciated during the period and because of asset impairment charges which were taken in fiscal year 2003 that reduced the carrying value of our property and equipment.

          General and administrative. General and administrative costs decreased $0.5 million, or 7.1%, to $6.5 million for the fifty-two weeks ended April 25, 2004, compared to $7.0 million for the fifty-two weeks ended April 27, 2003. As a percentage of revenues, general and administrative costs decreased 0.3% from 5.0% to 4.7% during these periods. The decrease, both in dollars and as a percentage of revenues, is the result of reductions in corporate overhead and a decrease in legal and professional fees incurred, offset to some extent by an increase in training expense, which is a result of our increased emphasis on hiring and continuing to train high quality restaurant managers and an increase in rent expense resulting from the sale/leaseback transaction executed in December 2003 relating to our corporate headquarters building.

          Reorganization expenses. Reorganization expenses represent expenses incurred relating to our bankruptcy proceedings and reorganization under Chapter 11 and primarily are comprised of legal, professional and consulting services. Total reorganization expenses incurred during fiscal year 2003 were $2.7 million, or 1.9% of revenues. No reorganization expense was incurred during fiscal year 2004.

          Asset impairment and restructuring charge. We recorded asset impairment charges during fiscal year 2004 totaling $1.0 million relating to three restaurants that are not performing as expected and other restaurants for which impairment charges had previously been recognized. We recorded asset impairment charges during fiscal year 2003 totaling $5.9 million related to the 17 restaurants that were closed. During fiscal year 2004, we recorded a restructuring charge benefit of $0.1 million relating to a reduction in previously accrued restructuring charges resulting from the final settlement of a bankruptcy claim relating to a closed restaurant.

          Total other expense. Total other expense increased $0.8 million, or 36.4%, to $3.0 million for the fifty-two weeks ended April 25, 2004 from $2.2 million for the fifty-two weeks ended April 27, 2003. The increase was primarily due to the forgiveness of interest expense during the period of bankruptcy. Included in other expense for the fifty-two weeks ended April 25, 2004 is a gain on the sale of fixed assets of $0.3 million, which primarily relates to the sale of a property in April 2004.

          Income tax benefit. For fiscal year 2003, we recorded a net income tax benefit of $1.2 million relating to an expected federal income tax refund. We did not recognize a tax benefit relating to the operating loss for either fiscal year 2004 or 2003 because management believes that it is not likely that all of our deferred tax assets will be realized in the future.

          Extraordinary gain. We recognized an extraordinary gain during fiscal year 2003 of $1.8 million relating to the forgiveness of debt resulting from the Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings. No extraordinary gain was recorded during fiscal year 2004.

FIFTY-TWO WEEKS ENDED APRIL 27, 2003 (“FISCAL YEAR 2003”) COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 28, 2002 (“FISCAL YEAR 2002”)

          Total revenues. Total revenues decreased $18.1 million, or 11.4%, from $159.0 million for fiscal year 2002 to $140.9 million for fiscal year 2003. This decrease is primarily attributable to the closing of 13 unprofitable restaurants in fiscal year 2002 and four additional unprofitable restaurants in the first quarter of fiscal year 2003. Revenues generated from these 17 restaurants totaled $0.3 million and $12.1 million during fiscal year 2003 and 2002, respectively. Sales at comparable restaurants for fiscal year 2003 decreased 6.0% compared with sales for fiscal year 2002. We believe that this decrease is partially attributable to the decline in the economy as well as to the impact of our Chapter 11 proceeding. A restaurant is considered comparable after its first 18 months of operation. We opened one new restaurant during the fourth quarter of fiscal year 2002 and one additional new restaurant during the fourth quarter of fiscal year 2003. Combined revenues from these restaurants, which are not included in comparable restaurant sales, were $3.0 million and $0.5 million during fiscal years 2003 and 2002, respectively.

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

          Depreciation and amortization. Depreciation and amortization decreased $1.5 million, or 16.7%, to $7.5 million for fiscal year 2003 from $9.0 million for fiscal year 2002. As a percentage of revenues, depreciation and amortization decreased 0.4% to 5.3% for fiscal year 2003 from 5.7% for fiscal year 2002. The decrease, both in dollars and as a percentage of revenues, is due to the fact that depreciation expense was discontinued on idle facilities and equipment as a result of closing restaurants (including leases rejected in our bankruptcy proceedings), due to equipment at some older restaurants becoming fully depreciated and due to asset impairment charges which were taken in 2002 and 2003 that reduced the carrying value of our property and equipment.

          General and administrative. General and administrative costs decreased $2.1 million, or 23.1%, to $7.0 million for fiscal year 2003 as compared to $9.1 million for fiscal year 2002. As a percentage of sales, general and administrative costs decreased 0.7% from 5.7% for fiscal year 2002 to 5.0% for fiscal year

2003. The decrease, both in dollars and as a percentage of revenues, is the result of our reduction in corporate overhead and the consolidation of field management personnel.

          Reorganization expenses. Reorganization expenses represent expenses incurred relating to our Chapter 11 reorganization proceeding and are primarily comprised of legal, professional and consulting services. Total reorganization expenses incurred in fiscal year 2003 were $2.7 million, or 1.9% of revenues, as compared to $0.9 million, or 0.6% of revenues, in fiscal year 2002.

          Asset impairment and restructuring charge. We recorded asset impairment and restructuring charges in fiscal year 2002 totaling $7.5 million and $5.1 million, respectively. These charges were related to the 17 restaurants that were closed as described above. During fiscal year 2003, we recorded an asset impairment of $5.9 million relating to restaurants that were not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants.

          Total other expense. Total other expense decreased $1.7 million, or 43.6%, to $2.2 million for fiscal year 2003 from $3.9 million for fiscal year 2002. The decrease was primarily due to the forgiveness of interest expense during the period of the Chapter 11 proceeding.

          Income tax (benefit) expense. We recorded an income tax benefit of $1.2 million for fiscal year 2003, compared to an income tax expense of approximately $0.1 million for fiscal year 2002. The credit recorded in fiscal year 2003 was due to the recording of a federal income tax refund, partially offset by state income and franchise taxes. The expense recorded in fiscal 2002 was due to state income and franchise taxes. We did not recognize a tax benefit relating to the operating loss for fiscal year 2003 or fiscal year 2002 because management believes that it is not likely that all of our deferred tax assets will be realized in the future.

          Extraordinary gain. We recognized an extraordinary gain during fiscal year 2003 of $1.8 million relating to the forgiveness of debt resulting from our Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings.

OUTLOOK

          The following discussion of our future operating results that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to Page 4 of this Annual Report on Form 10-K, as well as to the other disclosures contained in this Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

          As of the date of this Annual Report on Form 10-K, the economy has shown recent signs of strengthening, however concerns still exist as to the strength of consumer spending due to the economic downturn and world events including terrorism and the conflict in the Middle East. Our revenue projections assume that current spending trends do not worsen during fiscal 2005. Actual results in fiscal 2005 could vary significantly as a result of changes in consumer spending and the economy in general.

          Fiscal 2005 revenue. As discussed above, we opened one new restaurant in April 2003 and an additional new restaurant in June 2003. No additional new restaurants are currently being developed for fiscal 2005. The existing 69 company-owned restaurants will qualify as comparable restaurants during fiscal 2005. Management currently believes that food and beverage sales for its comparable stores for fiscal 2005 will increase slightly compared to sales in fiscal 2004. This anticipated improvement as compared to the reduction in sales at comparable restaurants of 2.9% experienced between fiscal 2003 and fiscal 2004 and 6.0% reduction experienced between fiscal 2002 and fiscal 2003 is projected based upon the improvements that have recently been implemented that are designed to improve the dining experience of customers and the consistency in operations, as well as the anticipated impact of contemplated marketing initiatives and the menu enhancement and price increase that was implemented in fiscal 2004 and in May 2004.

          Management intends to continue to focus efforts on identifying opportunities during fiscal 2005 to expand its operations in relation to franchised restaurants. We believe that this represents a growth opportunity and would require significantly lower capital resources from us than expansion of company-owned restaurants. This initiative is not expected to generate significant revenue or operating profit during fiscal 2005. Accordingly, revenue anticipated to be generated from royalty fees and other income is expected to be less than 1% of total revenues in fiscal 2005.

          Food and beverage costs. Similar to many competing restaurant concepts, we have experienced a significant increase in food and beverage costs during fiscal 2004. This increase was primarily caused by the instances of Mad Cow Disease that were reported in Canada and the United States in 2003, which has had a significant negative impact on meat and dairy costs. Management has taken actions in an attempt to reduce the impact of these events including enhancing its menu, in part, to promote certain non-meat menu items, implementing a menu price increase in October 2003 and May 2004, negotiating arrangements to purchase certain meat products at fixed rates during fiscal 2005 and targeting certain marketing initiatives in an attempt to change our sales mix and increase sales of lower cost food items. Management cannot predict the duration of these cost increases or further impacts that may occur as a result of these events. However, it is presently anticipated that food and beverage costs will remain consistent with fiscal 2004 and may increase slightly in fiscal 2005.

          Labor and benefits. We experienced a decrease in labor and benefits costs in fiscal 2004 as a percent of revenues as compared to fiscal 2003. This decrease has resulted from improved management of hourly labor, a decrease in the cost of providing medical benefits to employees due to plan design changes implemented in June 2003 and a decrease in the cost of workers’ compensation insurance due to a change to a guaranteed cost insurance program in January 2003 as compared to the significant claims incurred in fiscal 2003 under the previous self funded program. Management currently expects to realize a slight decrease in labor and benefit costs in fiscal 2005 of up to 0.5% of revenues compared to fiscal 2004 due primarily to the continued efficient management of hourly labor.

          Occupancy and other. As a result of the sale and leaseback transaction entered into in August 2004, we will incur additional rent expense in fiscal 2005 of approximately $1.7 million. In addition, we intend to use a portion of the net proceeds from this transaction to invest in additional marketing for our restaurants. Management has also recently implemented cost cutting initiatives in regards to a number of the component areas included in occupancy and other expenses. Due to these factors, as well as the reduced costs expected to be incurred as a result of the conversion of certain equipment leases from operating leases to capital leases in fiscal 2005, management presently expects occupancy and other expenses to remain relatively flat or possibly increase slightly as a percent of total revenues in fiscal 2005, compared to fiscal 2004.

          Pre-opening expenses. As discussed above, no additional new restaurant openings are currently planned for fiscal 2005. As a result, pre-opening expenses are not anticipated to be significant in fiscal 2005.

          Depreciation and amortization. Management currently expects that total depreciation and amortization expense will decline in fiscal 2005 as compared to fiscal 2004 due to the sale and leaseback transaction entered into in August 2004 and due to the volume of assets that have or will become fully depreciated during fiscal 2004 and fiscal 2005.

          General and administrative expenses. General and administrative expenses have declined over the last two years due to cost control initiatives and a reduction in legal and professional expenses. Also, during fiscal 2004, we made additional investments in training for our store managers and in our regional supervisors in order to improve the oversight of restaurant operations and enhance the effectiveness of operational improvements. As a result of these continued investments as well as the increase in rent expense to be incurred in fiscal 2005 resulting from the transaction executed in December 2003 relating to the sale and leaseback of the corporate headquarters building, management currently expects that our general and administrative expenses will increase slightly compared to fiscal 2004.

          Total other expense. Based on the current debt and capital lease obligations outstanding, the significant debt payments made in fiscal 2004, and the debt payments made in connection with the recent sale and leaseback transaction, we presently anticipate that total other expense, which is primarily comprised of interest expense, will decrease significantly in fiscal 2005 and will range between $1.3 million and $1.5 million in fiscal 2005.

          Income tax (benefit) expense. Due to the existence of federal and state income tax loss carryforwards, we do not currently anticipate that any significant income tax expense or benefits will be recorded or realized in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

          Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Notes 5, 6, 7 and 20 to the Consolidated Financial Statements for a description of our current outstanding debt and capital and operating lease obligations. As of April 25, 2004, total minimum annual payments required under our note and lease obligations, including interest thereon, were $17.5 million.

          The following table summarizes our future contractual cash obligations for each of the next five fiscal years and thereafter as of April 25, 2004 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt:
Principal	$4,448	$4,683	$4,688	$4,034	$3,008	$11,805	$32,666
Interest	2,346	2,045	1,730	1,405	1,154	1,253	9,933

Total	6,794	6,728	6,418	5,439	4,162	13,058	42,599
Capital lease debt:
Principal	1,119	1,054	1,089	408	331	1,397	5,398
Interest	407	343	267	220	190	417	1,844

Total	1,526	1,397	1,356	628	521	1,814	7,242
Operating leases	9,130	8,104	7,171	6,580	5,941	28,888	65,814
Other commitments	694	442	74	—	—	—	1,210

Total	$18,144	$16,671	$15,019	$12,647	$10,624	$43,760	$116,865

          Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by us or by our creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long-term debt agreements may be accelerated to the extent that we realize excess cash flow as described in Note 7 to the Consolidated Financial Statements.

          As described below, on August 6, 2004 we executed a sale and leaseback of eleven of our restaurant properties. As a result of this transaction, our minimum annual note and lease obligations have been reduced by approximately $1.8 million for each of fiscal years 2005 through 2009 and total obligations thereafter have been increased by approximately $31.0 million. See discussion below regarding our total contractual cash obligations.

          We opened one new restaurant in fiscal year 2004 at a total cost of approximately $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended in fiscal year 2004. We do not currently have any additional new restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that we will be able to open additional restaurants.

          Capital requirements relating to the opening of new restaurants have in the past and, to the extent we elect to open new restaurants, may in the future be significant.

          During fiscal year 2004, our primary source of working capital was cash provided by operations. We also filed for federal income tax refunds totaling approximately $1.2 million during fiscal year 2003, of which $0.6 million was collected in fiscal year 2003 and the remaining $0.6 million was collected in fiscal year 2004. In addition, we have also filed for approximately $0.2 million in additional federal and state income tax refunds in fiscal year 2004, which we presently expect to collect during fiscal year 2005. Also, during fiscal year 2004, we entered into an agreement with a loyalty and rewards company involving the discounted advanced sale of food and beverage credits to be used at our restaurants. As part of the agreement, we received $2.3 million in exchange for food and beverage credits during fiscal year 2004, which represents the full amount to be received under the agreement. In June 2004, we renewed the agreement with the loyalty and rewards company. Under the agreement, we will receive a total of $3.0 million from the advance sale of food and beverage credits, including $1.5 million that was received in June 2004 at the inception of the agreement. Such funds have been and will continue to be used to cover operating expenses relating to the use of the food and beverage credits by the members of the loyalty and rewards company. See further discussion in Note 19 to the Consolidated Financial Statements.

          In July 2003 and March 2004, we sold our interests in the properties relating to two of our restaurants. Total net proceeds from these two transactions, of approximately $1.5 million, were used to repay approximately $1.3 million in debt and the remaining $0.2 million was used for general corporate purposes.

          In December 2003, we completed a sale and leaseback transaction relating to our corporate headquarters building. Gross proceeds from the sale were $3.0 million. The net proceeds of $2.6 million, after payment of expenses and security deposits, were used, in part, to pay debt related to the facility of $1.5 million. The remaining net proceeds of $1.1 million were retained by us for working capital and general corporate purposes. The leaseback agreement provides for rent to be paid on a triple net basis and extends for a period of 15 years with two five-year renewal options.

          On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”) involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.1 million of the net proceeds from the property sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million). The net gain from the debt repayment will be reflected in our consolidated financial statements in the second quarter of fiscal 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.7 million will be used for working capital, including new marketing initiatives to promote our existing restaurants.

          We expect that our primary source of working capital for future periods will be cash flow from operations, proceeds from the sale/leaseback, additional advance sales of food and beverage credits and possible additional debt and/or equity financing.

          We have experienced significant cash flow problems in the past. We believe that our ability to generate cash from operations is dependent upon, among other things, demand for our products, a continued

commitment to providing an excellent dining experience for our customers, the development and implementation of successful marketing strategies, the cost levels of our various food products, and our continuing efforts to reduce our operating costs. We implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003 and menu price increases in October 2003 and May 2004. We also have taken, and continue to take, steps to control our costs. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

          Capital requirements relating to the implementation of our business plan have been and will continue to be significant. If cash generated from our operations and other possible sources described above are insufficient to fund our financial commitments and working capital requirements (including amounts required to support future growth), we will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to us, or at all. In the event we are unable to secure needed additional financing, we may have to significantly curtail our operations or forgo growth opportunities.

SUMMARY OF CASH FLOWS

          Cash provided by operating activities during fiscal year 2004 was $3.8 million, compared with $1.2 million provided by operating activities during fiscal year 2003. The primary sources of cash for each fiscal year were the net income generated from operations excluding reorganization expenses and non-cash expenses including depreciation, amortization and asset impairments and cash received from the advance sale of food and beverage credits under the new program with the loyalty and rewards company. Cash used for reorganization items was $0.2 million and $2.5 million in fiscal years 2004 and 2003, respectively.

          Cash provided by investing activities during fiscal year 2004 was $2.9 million, compared to $1.4 million used during fiscal year 2003. Cash provided by investing activities during fiscal year 2004 included the proceeds from sales of property and equipment, offset to some extent by purchases of property, plant and equipment. Cash used in investing activities in fiscal year 2003 consisted primarily of purchases of property, plant and equipment, offset to some extent by proceeds from sales of property and equipment. The proceeds from sales of property and equipment in fiscal 2004 primarily relates to the sale of a restaurant leasehold interest in July 2003, the sale/leaseback of our corporate headquarters building in December 2003 and the sale of one restaurant that was sold in April 2004.

          Cash used in financing activities during fiscal year 2004 was $8.5 million, compared to less than $0.1 million provided by financing activities during fiscal year 2003. Cash used in financing activities in fiscal year 2004 consisted of repayments of long term debt and capital lease obligations. Cash provided by financing activities during fiscal year 2003 included $5.0 million in proceeds from issuance of common stock, offset by repayments of long term debt and capital lease obligations.

CAPITAL EXPENDITURES

          We opened one new restaurant in June 2003 at a total cost of $1.8 million, of which $1.4 million was expended in fiscal 2003. We also opened one additional restaurant in fiscal year 2003 at a total cost of approximately $1.1 million. We do not currently have any additional new restaurants under development for fiscal 2005. At this time, it is expected that the cash required to develop new company-owned restaurants, if any, beyond 2005 will be funded by cash from operations and possible additional debt and/or equity financing.

SEASONALITY AND QUARTERLY RESULTS

          Our operating results fluctuate seasonally because of our geographic concentration. Of the 69 restaurants currently owned and operated by us, 34 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods.

          In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

•	The efforts we make from time to time (including advertising and promotional programs) to increase our sales, and the success or failure of those programs;

•	The results of our continual efforts to manage our labor costs, food costs, other restaurant costs and corporate expenses;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	The level of competition from existing or new competitors in the markets in which our restaurants are located;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally; and

•	U. S. domestic economic conditions, particularly in the markets in which we operate, and the impact of international conflicts on domestic economic conditions.

IMPACT OF INFLATION

          The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In addition, most of our leases require us to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary pressures. We believe that inflation rates, which have been low in recent periods, have not had a significant impact on our food and labor costs. There is no assurance that low inflation rates will continue or that we will have the ability to control costs in the future.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about those effects in interim financial information. We currently account for our stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provide the disclosures required by SFAS No. 123. We currently intend to continue to account for our stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. We do not currently use, and have not historically used, derivative financial instruments to hedge against such market interest rate risk. At April 25, 2004, we had approximately $0.9 million in variable rate indebtedness outstanding, representing approximately 2% of our total outstanding indebtedness. Such indebtedness was repaid in full in August 2004 as discussed in Note 20 to the Consolidated Financial Statements. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on our results of operations.

          Certain of the food products purchased by us are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain floors and caps. We do not use financial instruments to hedge commodity prices because our purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could adversely affect us. However, changes in commodity prices would ultimately affect our competitors as well as us. We expect that in most cases increased commodity prices could be passed through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.

          This market risk discussion contains forward-looking statements. Actual results may differ materially from the discussion based upon general market conditions and changes in domestic and global financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data required by this item are attached to this Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13-a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 25, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the year ended April 25, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

          The names of our executive officers and certain information with respect to each of them is set forth below.

Name	Age	Position
Ayman Sabi	41	President and Chief Executive Officer
Michael C. Brant	41	Executive Vice President of Finance and Chief Financial Officer
Alain K.K. Lee	47	Executive Vice President and Corporate Secretary
Mark Rogers	41	Vice President of Operations

          Ayman Sabi has been our President and Chief Executive Officer since February 1998. He served as Chairman of our Executive Committee from November 1997 to February 1998. Mr. Sabi became a director in February 1997. Mr. Sabi has served as the Chairman and Chief Executive Officer of SABi International Developments, Inc., a trading, contracting and investment company which owns, operates and invests in various restaurant and retail concepts, both domestically and internationally since 1989.

          Michael C. Brant became our Executive Vice President of Finance and Chief Financial Officer in May 2003. Prior to that, he was our Vice President of Finance and Chief Financial Officer from October 2002 until May 2003. Before joining us, Mr. Brant was, from November 1999 until January 2002, the Vice President and Chief Financial Officer of Aviation Sales Company, where he helped lead that company through a significant restructuring of its operations and capital structure. Mr. Brant also served as a consultant to Aviation Sales from January 2002 until April 2002. Prior to joining Aviation Sales, from April 1999 to October 1999, Mr. Brant was a Vice President of Becker Professional Services and, for more than five years prior thereto, Mr. Brant held senior financial positions at John Alden Life Insurance Company, the principal subsidiary of John Alden Financial Corporation. Additionally, before joining John Alden, Mr. Brant held various positions, including senior manager, for a period of nine years with Price Waterhouse. Mr. Brant is a certified public accountant.

          Alain K.K. Lee has been our Executive Vice President and Corporate Secretary since September 2002. He was previously Vice President of Corporate Affairs and Franchising/Investor Relations from July 1998 until September 2002. From 1990 to 1998, Mr. Lee served as Berjaya Group Berhad’s Chief Financial Officer and as a General Manager and Director of several other Berjaya subsidiary companies. Berjaya Group Berhad owns 100% of Berjaya, our majority shareholder. Mr. Lee also serves on the Board of Directors of ILTS, Inc. and Taiga Forest Products Ltd.

          Mark Rogers has been our Vice President of Operations since January 2003. Previously, he was our Senior Director of Operations from October 2000 to June 2002. Prior to joining us, Mr. Rogers was (i) from September 1997 to October 2000, a Regional Director with Uno’s, where he was responsible for seven company stores and seven franchise locations, (ii) from May 1991 to September 1997, a District Manager with Applebee’s responsible for six restaurants and instrumental in beginning a new concept called “Chevy Chase Grill,” (iii) from February 1988 to May 1991, the Executive Food and Beverage Manager at Catawba Island Club where he was responsible for all aspects of the food and beverage department for this private fine dining and casual theme resort restaurant, and (iv) from June 1981 to February 1988 he held various positions with T.G.I. Fridays.

DIRECTORS

          The names of our directors and certain information with respect to each of them are set forth below. In each case, the directors have been elected to serve until their successors are elected and qualified.

Name	Age	Director Since
Ayman Sabi	41	February 1997
Alain K.K. Lee	47	January 1998
Ronald J. Buck	41	September 2002
Nathan D. Benn	42	September 2002

          For biographical information about Messrs. Sabi and Lee, see “Executive Officers” above.

          Ronald J. Buck is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. From 1995 to 1998, Mr. Buck was a bond analyst in Standard and Poor’s retail and restaurant group. Mr. Buck served in various positions in Chase Manhattan Bank from 1989 to 1995, and in the last three years as a Vice President in the Recovery and Restructuring Department. Mr. Buck is a member of our Board’s Audit Committee and Compensation Committee.

          Nathan D. Benn, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, a major supplier to the Company. Previously, he served as Chief Financial Officer of Colorado Boxed Beef Company beginning in October 2000. From August 1997 to September 2000, Mr. Benn was Chief Financial Officer of Cutrale Citrus Juices USA, Inc. Mr. Benn also served as Vice President and General Manager of Rouse Rubber Industries, Inc. from December 1995 to July 1997; and Corporate Controller/Director of MIS of Choctaw Maid Farms, Inc. from December 1992 to November 1995. Mr. Benn is a certified public accountant. Mr. Benn is a member of our Board’s Audit Committee and Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by the SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

          Based solely on a review of the copies of such reports furnished to us, or written representation that no such reports were required, we believe that for the fiscal year ended April 25, 2004, all of our officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

          The following table sets forth the compensation paid to our Executive Officers whose compensation exceeded $100,000 in fiscal 2004. The individuals included in the table are collectively referred to as the “Named Executive Officers.”

ANNUAL COMPENSATION

NAME AND	FISCAL		OTHER ANNUAL	ALL OTHER
PRINCIPAL POSITION	YEAR	SALARY	COMPENSATION(1)	COMPENSATION(2)
Ayman Sabi,	2004	$235,547	$67,468	$23,555
President and Chief	2003	409,633	67,642	40,963
Executive Officer	2002	405,788	62,178	40,579
Michael C. Brant,	2004	224,049	—	22,405
Executive Vice	2003	105,712	—	7,958
President of Finance and	2002	—	—	—
Chief Financial Officer(3)
Alain K.K. Lee,	2004	135,288	34,332	13,529
Executive Vice President	2003	129,492	34,768	12,949
and Corporate Secretary	2002	129,492	40,369	12,949
Mark Rogers,	2004	130,231	—	—
Vice President of	2003	—	—	—
Operations(4)	2002	—	—	—

(1)	This amount represents rent and car lease payments made by us for Mr. Sabi and Mr. Lee.

(2)	Represents Supplemental Executive Retirement Plan (“SERP”) contributions made by us.

(3)	Mr. Brant began his employment with us on October 8, 2002.

(4)	Mr. Rogers began his employment with us on June 30, 2003.

Options/SAR Grants in Last Fiscal Year

	Individual Grants(1)				Potential Realizable Value at Assumed
					Annual Rates
	Number of	% of Total			of Stock Price
	Securities	Options/SARs			Appreciation for
	Underlying	Granted to	Exercise or		Option Term (2)
	Options/SARs	Employees in	Base Price	Expiration
Name(1)	Granted	Fiscal Year	($/Share)	Date	5%(3)	10%(3)
Ayman Sabi	400,000	30%	$0.36	4/28/2013	$—	$—
Michael C. Brant	200,000	15%	$0.36	4/28/2013	$—	$—
Alain K.K. Lee	200,000	15%	$0.36	4/28/2013	$—	$—
Mark Rogers	175,000	13%	$0.36	4/28/2013	$—	$—

(1)	All options awarded under the 2003 Stock Option Plan.

(2)	The full option term was used in the 5% and 10% annual growth projections for the price of the underlying stock.

(3)	The closing price of our common stock on the effective date of these stock option grants was $0.20, or 56% of the $0.36 exercise price of the stock options. A 5% and 10% appreciation in our stock price over the full term of these options would represent no gain or an immaterial gain, respectively, in the value of the stock options.

AGGREGATED OPTIONS / SAR GRANTS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS / SAR VALUES

			Number of Securities		Value of
			Underlying		Unexercised
			Unexercised		In-the-Money
	Shares		Options/SARs at		Options/SARs at
	Acquired		Fiscal Year-End(1)		Fiscal Year-End(1)
	On	Value
	Exercise	Realized	Exercisable(E)		Exercisable(E)
	(#)	($)	Unexercisable(U)		Unexercisable(U)
Ayman Sabi	—	—	E -0-	U-400,000	E -0-	U -0-
Michael C. Brant	—	—	E -0-	U-200,000	E -0-	U -0-
Alain K.K. Lee	—	—	E -0-	U-200,000	E -0-	U -0-
Mark Rogers	—	—	E -0-	U-175,000	E -0-	U -0-

(1)	All Options awarded under the 2003 Stock Option Plan.

Compensation of Directors

          Each outside director receives $3,500 for each Board Meeting that he attends and $500 for attendance at each meeting of the Audit Committee or Compensation Committee.

2003 Stock Option Plan

          We have a stock option plan (the 2003 Stock Option Plan) pursuant to which options may be granted to our officers, directors, key employees and independent contractors or to consultants that perform services for us. The plan is administered by the Compensation Committee of our Board of Directors, which has the sole authority to make all decisions under the plan.

          We have reserved 1,500,000 shares of common stock for issuance under the plan. At April 25, 2004, options to purchase 1,395,000 shares of common stock at an exercise price of $0.36 per share were outstanding under the plan.

          Under the plan, the option exercise price per share of common stock may be any price determined by the plan’s administrators at the time of grant; except that the option price of an incentive stock option granted under the plan may not be less than the fair market value per share of common stock on the date of grant (or less than 110% of the fair market value for shareholders who own more than 10% of our stock). Under the plan, “fair market value” shall be determined by the plan administrators and if the shares of our common stock are listed on a national stock exchange or traded on the over the counter market, the fair market value shall equal the average of the closing price of our common stock on the seven market days prior to the option grant date as reported by such exchange or market; provided, however, that the exercise price of options granted under the 2003 Stock Option Plan shall not be less than $0.36 per share.

          The exercise price of an option shall be paid in cash. Cash payments will be used for general corporate purposes.

          No option granted under the plan is assignable or transferable, other than by will or by the laws of descent and distribution. During the lifetime of an optionee, an option is exercisable only by the optionee. The expiration date of an option is determined by the plan’s administrators at the time of the grant, but in no event may an option be exercised after the expiration of 10 years from the date of grant. The vesting schedule for an option will be determined by the plan administrators and will be set forth in a written agreement between us and the optionee. The plan’s administrators may, in their sole discretion, accelerate the date on which any option may be exercised. In the event of certain transactions, including certain changes in control, certain mergers and reorganizations, and certain dispositions of substantially all our assets, the plan administrator’s have the discretion to provide on a case-by-case basis that the option will automatically become exercisable or will terminate. If the option is terminated upon a change of control, the optionee will have the right prior to the change of control to exercise any vested option.

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

          To prevent certain types of dilution of the rights of a holder of an option, the plan provides for appropriate adjustment of the number of shares for which options may be granted, the number of shares subject to outstanding options and the exercise price of outstanding options in the event of any increase or decrease in the number of issued and outstanding shares of our capital stock resulting from a stock split, reverse split, combination of shares, exchange of shares, stock dividend, recapitalization, reclassification or other capital adjustment. The Compensation Committee has discretion to make appropriate adjustments to outstanding options in the event of a merger, consolidation or other reorganization.

          The plan will expire in May 2013, and any option outstanding on such date will remain outstanding until it expires or is exercised. The Board of Directors may amend or terminate the plan or any option at any time, without the approval of our shareholders, provided that any amendment may not adversely affect the rights of an optionee under an outstanding option without the optionee’s consent. In addition, no such amendment may, without approval of our shareholders, increase the number of shares of common stock reserved for issuance under the plan, or modify the requirements for eligibility to receive options under the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Neither Mr. Buck or Mr. Benn, the members of the compensation committee, served as officers or employees of ours or any of our subsidiaries during fiscal year 2004. Other than as described in Item 13. “Certain Relationships and Related Transactions,” there were no material transactions between us and any of the members of our compensation committee during fiscal year 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors and Named Executive Officers

          The following table indicates the share ownership, as of April 25, 2004, of our directors and executive officers, and of all directors and executive officers as a group:

TOTAL SHARES
NAME OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED (2)	PERCENT OF CLASS
Ayman Sabi (3)	2,781,228	9.5%
Alain K. K. Lee	—	—
Ronald J. Buck	—	—
Nathan D. Benn	—	—
Michael C. Brant	—	—
Mark Rogers	—	—

All executive officers and directors as a group (five persons) (3)	2,781,228	9.5%

(1)	Unless stated otherwise, the address of the beneficial owners is 2703-A Gateway Drive, Pompano Beach, Florida 33069.

(2)	Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the U.S. Securities and Exchange Commission. Unless stated otherwise, each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

(3)	Includes (i) 3,450 shares of common stock beneficially owned directly by Mr. Sabi and (ii) 2,777,778 shares owned by Tonto Capital Partners, GP (“Tonto”). Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the Company shares owned by Tonto for U. S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the shares owned by Tonto except to the extent of his proportional interest in Tonto.

Security Ownership of Principal Shareholders

          The following table indicates the share ownership, as of April 25, 2004, of any individual known to us to be a beneficial owner of more than five percent of our common stock.

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

(3) Prime Gaming Philippines, Inc. (“Prime”), an affiliated company of Berjaya, beneficially owns 1,388,889 shares or 4.75% of our common stock. In the aggregate, Berjaya and Prime beneficially own 20,829,675 shares or 71.28% of our common stock. The ultimate parent of Berjaya is Berjaya Group Berhad, a diversified holding company headquartered in Malaysia. Berjaya disclaims beneficial ownership over the company securities owned by Prime.

(4) Mr. Sabi, as a general partner of Tonto Capital Partners, GP, is deemed to be the beneficial owner of all of the shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in our shares owned by Tonto except to the extent of his proportional interest in Tonto.

Equity Compensation Plan Information

          The following table provides information, as of April 25, 2004, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders(1)(2)	1,395,000	$0.36	105,000
Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	1,395,000	$0.36	105,000

(1) Under the Confirmed Plan of Reorganization, our 1994 and 1998 stock option plans were terminated and all outstanding options were canceled.

(2) Effective May 15, 2003, our shareholders approved the 2003 Stock Option Plan. The 2003 Plan reserves an aggregate of 1,500,000 shares for the issuance of options thereunder. During fiscal year 2004, 1,395,000 of those options were granted, and 105,000 remain issuable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Berjaya, which beneficially owns approximately 66.5% of our common stock, directly or indirectly owns Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”) and Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”). For a description of the franchise relationship between us and Berjaya, see Item 1. Business.

          On February 14, 2001, Berjaya loaned us $1.5 million. The loan was evidenced by a promissory note with interest at 10% per annum, was payable by us on demand at any time after August 14, 2001, and was collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to our Confirmed Plan of Reorganization, in September 2002, Berjaya received in full satisfaction of the principal amount of this loan, 4,166,667 shares of our common stock at the issue price of $0.36 per share. We currently owe Berjaya $100,000 of accrued but unpaid interest as of April 25, 2004 under this loan. Berjaya is currently offsetting this amount against royalties due to us under our franchise arrangement with

Roadhouse Grill Asia. See Item 1. “Business — Franchised Restaurants” and Note 16 of Notes to Consolidated Financial Statements for information.

          On September 30, 2002, pursuant to our Confirmed Plan of Reorganization, Berjaya, and its affiliate, Prime Gaming Philippines, Inc, invested and paid $3.5 million and received 9,722,222 shares of common stock at the issue price of $0.36 per share.

          Tonto Capital Partners, GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President and a director. Pursuant to our Confirmed Plan of Reorganization, Tonto purchased 2,777,778 shares of our common stock for $0.36 per share. Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the shares owned by Tonto except to the extent of his proportional interest in Tonto.

          Ronald J. Buck, who is one of our directors, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from us in the amount of $4.0 million as of April 25, 2004 payable in monthly installments of $103,959, with interest at the rate of 5% per annum, through October 2007.

          Nathan D. Benn, one of our directors, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, which has a contract with us to supply beef to our food purveyor for resale to our restaurants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following sets forth the aggregate fees billed to us by Grant Thornton LLP, our independent accountants for fiscal years 2004 and 2003 (dollars in thousands):

Audit Fees

          Fees billed by Grant Thornton for audit services were approximately $120,000 for fiscal year 2004 and $162,000 for fiscal year 2003, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory audits required internationally, fees related to filings with the SEC and accounting consultations.

Audit-Related Fees

          Fees billed by Grant Thornton for audit-related services were approximately nil for fiscal year 2004 and nil for fiscal year 2003, for consultations on proposed financial reporting standards on internal controls.

Tax Fees

          Fees billed by Grant Thornton for tax services, including tax compliance and tax consulting, were approximately $31,000 for fiscal year 2004 and $209,000 for fiscal year 2003.

All Other Fees

          Fees billed by Grant Thornton for all other services were approximately nil for fiscal year 2004 and $15,000 for fiscal year 2003, and primarily included fees for audit of the Company’s 401k plan.

          The Audit Committee of the Board of Directors has implemented procedures to ensure that all audit and permitted non-audit services provided to us are pre-approved by the Audit Committee. All of the audit-related, tax and all other services provided by Grant Thornton to us in fiscal year 2004 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in fiscal year 2004 were reviewed with the Audit Committee, which concluded that the provision of such services by Grant Thornton was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

Exhibit	Description
2.1	Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.2	Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.3	Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2003).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 dated September 26, 1996).

Exhibit	Description
10.1	Purchase and Sale Agreement, dated August 30, 1996, between Roadwear, Inc. and the Company, relating to the Kendall restaurant (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 dated September 26, 1996).

10.2	Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 dated September 26, 1996).

10.3	Addendum to Master Development Agreement, dated August 8, 2003, between the Company and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 26, 2003).

10.4	Addendum to Master Development Agreement, dated August 8, 2003, between the Company and Roadhouse Grill Asia Pacific (HK) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 26, 2003).

10.5	Investment Agreement, dated October 25, 1995 between Berjaya and the Company (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-1 dated September 26, 1996).

10.6	Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

10.7	Agreement for Purchase and Sale of Membership Interest in Boca Roadhouse, L.C., a limited liability company, dated December 15, 1997 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

Exhibit	Description
10.8	Roadhouse Grill, Inc. Deferred Compensation Plan. Effective June 3, 1997 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.9	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.10	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.11	Convertible Secured Promissory note, dated February 14, 2001, made by the Company in favor of Berjaya (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the fiscal quarter ended January 28, 2001).

10.12	Roadhouse Grill, Inc. 2003 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement dated April 22, 2003).

10.13	Promissory Notes and Forbearence Agreement with Colorado Boxed Beef (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2001).

10.14	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Funding 2000-A, LP. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.15	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Income Fund III, LTD. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.16	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL APF Partners, LP. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

Exhibit	Description
10.17	Promissory Note, dated September 20, 2002, made by the Company in favor of CORSAIR Special Situations Fund LP. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.18	Partnership agreement of Tonto Capital Partners GP incorporated by reference to Exhibit 10.1 to the Company‘s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2004).

10.19	Trademark License Agreement, dated March 3, 2004, between the Company and Roadhouse Grill Italia S.R.L.*

10.20	Purchase Agreement, dated July 28, 2004, between the Company and Sovereign Roadhouse LLC.*

16.1	Letter of KPMG LLP to the Securities and Exchange Commission, dated September 24, 2001 (incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2001).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000).

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.*

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.*

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley*

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley*

*	Filed herewith.

(b)	REPORTS ON FORM 8-K:

None

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2004.

ROADHOUSE GRILL, INC.
By:	/s/ Michael C. Brant
Michael C. Brant
Executive Vice President of Finance and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Ayman A. Sabi Ayman A. Sabi	President, Chief Executive Officer (Principal Executive Officer), and Director	August 6, 2004
/s/ Michael C. Brant Michael C. Brant	Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	August 6, 2004
/s/ Alain K. K. Lee Alain K. K. Lee	Executive Vice President, Corporate Secretary, and Director	August 6, 2004
/s/ Nathan D. Benn Nathan D. Benn	Director	August 6, 2004
/s/ Ronald J. Buck Ronald J. Buck	Director	August 6, 2004

REPORT OF INDEPENDENT
REGISTED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Roadhouse Grill, Inc.

We have audited the accompanying consolidated balance sheets of Roadhouse Grill, Inc. and Subsidiaries as of April 25, 2004 and April 27, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fifty-two weeks ended April 25, 2004 and April 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roadhouse Grill, Inc. and Subsidiaries as of April 25, 2004 and April 27, 2003 and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended April 25, 2004 and April 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Miami, Florida
June 25, 2004 (except for Note 20, as to
   which the date is August 6, 2004)

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
April 25, 2004 and April 27, 2003
($ in thousands, except per share data)

	April 25, 2004	April 27, 2003
Assets
Current assets:
Cash and cash equivalents	$1,181	$2,956
Accounts receivable, net of allowance for doubtful accounts of $178 and $195 at April 25, 2004 and April 27, 2003, respectively	257	337
Income tax receivable	69	741
Inventory	1,024	1,163
Prepaid expenses	1,273	2,196

Total current assets	3,804	7,393
Property & equipment, net of accumulated depreciation of $54,221 and $49,741 at April 25, 2004 and April 27, 2003, respectively	49,512	60,024
Asset held for sale	800	800
Intangible assets, net of accumulated amortization of $816 and $772 at April 25, 2004 and April 27, 2003, respectively	1,846	1,890
Other assets	1,352	1,197

Total assets	$57,314	$71,304

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,557	$3,630
Accrued expenses	7,033	8,242
Restructuring accrual	159	579
Unearned revenue	540	72
Current portion of long-term debt	4,448	5,616
Current portion of capital lease obligations	1,119	1,335

Total current liabilities	17,856	19,474
Long-term debt	28,218	33,943
Capital lease obligations	4,279	5,379
Other non-current liabilities	2,153	1,723

Total liabilities	52,506	60,519
Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 as of April 25, 2004 and April 27, 2003	877	877
Additional paid-in capital	55,953	55,953
Accumulated deficit	(52,022)	(46,045)

Total shareholders’ equity	4,808	10,785

Total liabilities and shareholders’ equity	$57,314	$71,304

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended April 25, 2004, April 27, 2003, and April 28, 2002
($ in thousands, except per share data)

	April 25, 2004	April 27, 2003	April 28, 2002
Total revenues	$139,380	$140,924	$158,982
Restaurant operating expenses:
Cost of restaurant sales:
Food and beverage	49,271	47,439	55,066
Labor and benefits	45,078	47,860	51,817
Occupancy and other	33,483	34,567	37,580
Pre-opening expenses	120	124	477

Total cost of restaurant sales	127,952	129,990	144,940
Depreciation and amortization	7,078	7,460	8,991
General and administrative expenses	6,506	6,956	9,106
Asset impairment	964	5,854	7,507
Restructuring charge	(96)	46	5,086
Reorganization expenses	—	2,726	876

Total operating expenses	142,404	153,032	176,506

Operating loss	(3,024)	(12,108)	(17,524)
Other (expense) income :
Gain (loss) on sale of fixed assets	282	75	(60)
Interest expense, net	(3,236)	(2,289)	(3,810)

Total other expense	(2,954)	(2,214)	(3,870)

Loss before income taxes and Extraordinary gain	(5,978)	(14,322)	(21,394)
Income tax (benefit) expense	(1)	(1,241)	49

Loss before extraordinary gain	(5,977)	(13,081)	(21,443)
Extraordinary gain	—	1,838	—

Net loss	($5,977)	($11,243)	($21,443)

	April 25, 2004	April 27, 2003	April 28, 2002
Basic earnings per share:
Loss before extraordinary gain	$(0.20)	$(0.65)	$(2.21)

Extraordinary gain	$—	$0.09	$—

Net loss	$(0.20)	$(0.56)	$(2.21)

Diluted earnings per share:
Loss before extraordinary gain	$(0.20)	$(0.65)	$(2.21)

Extraordinary gain	$—	$0.09	$—

Net loss	$(0.20)	$(0.56)	$(2.21)

Weighted average common shares and share equivalents
Outstanding-assuming dilution	29,220,663	20,000,744	9,708,741

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fifty-Two Weeks Ended April 25, 2004, April 27, 2003, and April 28, 2002
($ in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 29, 2001	9,708,741	$291	$50,039	$(13,359)	$36,971
Net loss	—	—	—	(21,443)	(21,443)

Balance April 28, 2002	9,708,741	291	50,039	(34,802)	15,528
Issuance of additional shares	19,511,922	586	5,914	—	6,500
Net loss	—	—	—	(11,243)	(11,243)

Balance April 27, 2003	29,220,663	877	55,953	(46,045)	10,785
Net loss	—	—	—	(5,977)	(5,977)

Balance April 25, 2004	29,220,663	$877	$55,953	$(52,022)	$4,808

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks Ended April 25, 2004, April 27, 2003, and April 28, 2002
($ in thousands)

	April 25,	April 27,	April 28,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(5,977)	$(11,243)	$(21,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,078	7,460	8,991
Asset impairment	964	5,854	7,507
Cash used for reorganization items	(179)	(2,519)	(1,187)
Restructuring charge	(96)	46	5,086
Reorganization expenses	—	2,726	876
Forgiveness of debt due to reorganization	—	(1,838)	—
Net (gain) loss on sale/disposal of assets	(282)	(75)	60
Provision for bad debt	14	6	336
Cash used for store closings	—	—	(404)
Changes in assets and liabilities:
Decrease in accounts receivable	66	343	1,037
Decrease (increase) in income tax receivable	672	(864)	2,236
Decrease in inventory	139	142	157
Decrease (increase) in prepaid expenses	463	394	(548)
(Increase) decrease in other assets	(248)	506	219
Increase in accounts payable	1,031	682	862
(Decrease) increase in restructuring accrual	(82)	(874)	4,691
(Decrease) in notes payable to vendor	—	—	(1,117)
Increase (decrease) in unearned revenue	693	(30)	(1)
(Decrease) increase in accrued expenses	(473)	454	(904)

Net cash provided by operating activities	3,783	1,170	6,454

Cash flows from investing activities:
Proceeds from sales of property and equipment	4,502	782	—
Purchases of property and equipment	(1,570)	(2,194)	(2,619)

Net cash provided by (used in) investing activities	2,932	(1,412)	(2,619)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,000	—
Repayment of long-term debt	(7,174)	(4,113)	(1,448)
Payments on capital lease obligations	(1,316)	(882)	(776)

Net cash (used in) provided by financing activities	(8,490)	5	(2,224)

(Decrease) increase in cash and cash equivalents	(1,775)	(237)	1,611
Cash and cash equivalents at beginning of year	2,956	3,193	1,582

Cash and cash equivalents at end of year	$1,181	$2,956	$3,193

Supplementary disclosures:
Interest paid	$3,219	$1,994	$2,486

Income taxes paid	$29	$50	$40

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 25, 2004, April 27, 2003 and April 28, 2002

(1)	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

          Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of April 25, 2004, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina.

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

          The Confirmed Plan of Reorganization became effective on September 20, 2002 (the “Effective Date”). Under the Confirmed Plan of Reorganization, the Company received an infusion of new capital of $5.0 million in exchange for 13,888,889 shares of the authorized but unissued common stock of the Company. The 13,888,889 shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Private Placement Securities”). The Private Placement Securities were issued to Berjaya Group (Cayman) Limited (“Berjaya”), Prime Gaming Philippines, Inc. (“Prime”), Tonto Capital Partners GP, and Stephen C. Saterbo (“Saterbo”), as more particularly set forth in the table immediately below:

	Investment	Price/Share	Number of Shares
Berjaya	$3,000,000	$0.36	8,333,333
Prime	500,000	0.36	1,388,889
Tonto Capital Partners GP	1,000,000	0.36	2,777,778
Saterbo	500,000	0.36	1,388,889

          Berjaya is the Company’s majority shareholder. It currently beneficially owns 66.5% of the Company’s outstanding Common Stock. It is headquartered in Malaysia. Prime is an affiliate of Berjaya. It is 70% owned by Berjaya Group Berhad, which owns 100% of Berjaya. Prime is headquartered in the Philippines. Tonto Capital Partners GP is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President, and a director. Saterbo is a senior vice president, member of the board of directors, and substantial shareholder of Colorado Boxed Beef Company, a former major supplier to the Company.

          Additionally, pursuant to the Confirmed Plan of Reorganization Berjaya received, in full satisfaction of the principal amount of a $1.5 million loan to the Company, 4,166,667 shares of the Company’s authorized but unissued common stock at $0.36 per share. Unpaid interest, approximating $0.1 million at April 25, 2004, remains outstanding on this note.

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

          Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Petition Date and/or prior to the Relief Date were stayed and certain other pre-petition and Gap (January 18, 2002 through April 16, 2002, which is the period of time between the Petition Date and the Relief Date) contractual obligations could not be enforced against the Company. The Company received approval from the Court to pay certain pre-petition and “gap” liabilities including employee salaries and wages, benefits, and other employee obligations. Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred pre-petition or during the “gap period” had previously been classified as liabilities subject to compromise. With the Company having emerged from bankruptcy, these liabilities were adjusted during fiscal year 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, the Company recorded an extraordinary gain relating to the early extinguishment of debt in the consolidated statements of operations in the amount of $1.8 million for the fiscal year ended April 27, 2003. This gain resulted primarily from obligations to pay lease payments that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding.

          On the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.9 million. As of April 25, 2004, all bankruptcy claims have been resolved. See Note 9 for a description of the debt agreements that were executed in connection with the settlement of certain bankruptcy claims.

          As restructured under the Confirmed Plan of Reorganization, the Company’s secured and unsecured debt, as well as assumed leases and executory contracts, will require substantial monthly payments over extended future periods. The Company’s future success will depend, in part, on its ability to meet these payment obligations. There can be no assurance that the Company will be able to do so.

          Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company incurred $3.6 million of expenses relating to its reorganization, including $2.7 million and $0.9 million, respectively, during fiscal year 2003 and fiscal year 2002. The Company has not incurred reorganization expenses during the fiscal year ended April 25, 2004. The reorganization expenses recorded in the prior years primarily include fees for legal, accounting, consulting, and outside services. Additionally, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Since emerging from the Chapter 11 proceeding, the Company is now required to make regular payments on all of its debt.

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

          The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews the performance of its individual restaurants to identify possible under-performing operations that should be assessed for possible impairments of long-lived assets. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ASSET HELD FOR SALE

          Asset held for sale consists of a property owned by the Company that is currently being marketed for sale and is carried at estimated net realizable value.

INTANGIBLE ASSETS

          The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 25, 2004, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 26, 2003, the date on which the Company completed its last annual goodwill impairment test, the Company determined that it had no impairment of goodwill. The Company will continue to assess the value of its goodwill in fiscal 2005 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

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

          During the fiscal year ended April 25, 2004, the Company recorded no federal income taxes. During the fiscal year ended April 27, 2003, the Company recognized a $1.2 million federal income tax benefit relating to anticipated income tax refunds arising from federal carryback claims of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 28, 2002 and amendments of previously filed federal and state income tax returns. Of this amount, $0.6 million was collected in fiscal 2003 and $0.6 million was collected in fiscal 2004. The Company has also filed amended income tax returns requesting additional income tax refunds totaling approximately $0.1 million. Although there can be no assurance, these refunds are currently anticipated to be received in fiscal 2005, and will be recognized in the Company’s statement of operations when their realizability is assured.

PRE-OPENING COSTS

          Pre-opening costs are costs incurred in the opening of new restaurants (primarily payroll costs) and are expensed as incurred. Deferred costs related to restaurant sites subsequently determined to be unsatisfactory and general site selection costs that cannot be identified with a specific restaurant are charged to operations as incurred.

FISCAL YEAR

          The Company’s fiscal year ends on the last Sunday in April. During each of the fiscal years ended April 25, 2004 and April 27, 2003, the Company’s results of operations included 52 weeks.

USE OF ESTIMATES

          The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. Amounts reported in the Company’s Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and liabilities related to unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments to estimates where facts and circumstances dictate.

          The Company believes that the assumptions and other factors used to determine its estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of April 25, 2004 and April 27, 2003, total recorded insurance reserves, included in accrued expenses, were $1.8 million and $2.0 million, respectively.

          In addition, asset impairment charges, restructuring charges, and the restructuring accrual are primarily based on estimates of the market value of assets of which the Company plans to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in the Company operations in the future. Such estimates are also affected by the time interval required to dispose of assets to be sold. The assumptions used, particularly in regards to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore the Company’s results of operations.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at April 25, 2004 and April 27, 2003 approximate fair value except for such debt instruments that were prepaid subsequent to year end at a discount as discussed in Note 20.

REVENUE RECOGNITION

          Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Royalties and initial fees are recognized when earned or upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. In addition, the Company receives rental income from various sources. Revenues generated from royalty income and rental income combined for each of the fiscal years ended April 25, 2004 and April 27, 2003 were less than 0.5% of total revenues. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectibility and an allowance for doubtful accounts is recorded if collection is not reasonably assured.

ADVERTISING COSTS

          The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ended April 25, 2004, April 27, 2003 and April 28, 2002 was $3.3 million, $3.4 million and $2.6 million, respectively. During fiscal 2004, the Company entered into a new advertising agreement with a loyalty and rewards company (see Note 19). Excluding the advertising expense related to this agreement, advertising expense for fiscal year 2004 was $2.1 million. Advertising expense is included within “occupancy and other” in the accompanying Consolidated Statements of Operations.

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

          Effective October 30, 2003, the Company granted options for 1,395,000 shares of common stock. The options vest one third on April 28th of each of 2004, 2005 and 2006. The option price is $0.36, which was above the market value of the common stock at the grant date.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

Fiscal Year Ended
April 25, 2004
Net loss, as reported	$(5,977)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	56

Pro forma net loss	$(6,033)

Earnings per share:
Basic, as reported	$(0.20)

Basic, pro forma	$(0.20)

Diluted, as reported	$(0.20)

Diluted, pro forma	$(0.20)

          The fair value method for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the fiscal year ended April 25, 2004: the risk-free interest rate was 4.67%; the expected dividend yield was 0.0%, the volatility factor of the expected market price of the Company’s common stock was 49.72%, and a grant life of the option of 10 years.

          Stock option activity during the periods indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at April 29, 2001	680,896	$5.04
Granted	—	—
Exercised	—	—
Forfeited	(159,797)	6.51
Expired	—	—

Balance at April 28, 2002	521,099	4.61
Granted	—	—
Exercised	—	—
Forfeited	(11,166)	6.58
Expired	—	—
Cancelled per the Confirmed Plan	(509,933)	4.56

Balance at April 27, 2003	—	—
Granted	1,395,000	0.36
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at April 25, 2004	1,395,000	$0.36

          At April 25, 2004, no options were exercisable and the weighted average remaining contractual life of outstanding options was 9 years.

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

          The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments, monthly interest payments on its various loans and lease payments in accordance with the terms of its real property leases. As of April 25, 2004, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $17.5 million. See discussion below regarding the Company’s total contractual cash obligations. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

          The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

          During the fiscal year ended April 25, 2004, the Company’s primary sources of working capital were cash provided by operations, the net proceeds of a sale/leaseback transaction involving its corporate headquarters building (see Note 8) and the sale of food and beverage credits (see Note 19). During the fifty-two weeks ended April 25, 2004, the Company also collected $0.6 million in federal income tax refunds. The Company has filed for approximately $0.1 million in additional federal and state income tax refunds in fiscal year 2004, which it presently expects to collect during fiscal year 2005.

          On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”) involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The Company used $18.1 million of the net proceeds from the property sale, to pay expenses related to the transaction and to repay $24.6 million of secured debt. The remaining net proceeds from the sale, approximately $3.7 million, will be used for working capital, including new marketing of restaurants. See Note 20 for further information about the sale/leaseback transaction.

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

          Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and other possible sources described above are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company were to be unable to secure needed additional financing, the Company might have to significantly curtail its operations.

          The following table summarizes the Company’s future contractual cash obligations for each of the next five fiscal years and thereafter as of April 25, 2004 (dollars in thousands). See Notes 7, 8, 9 and 20 for further information regarding these obligations. Operating lease commitments include estimated common area maintenance expenses.

	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt:
Principal	$4,448	$4,683	$4,688	$4,034	$3,008	$11,805	$32,666
Interest	2,346	2,045	1,730	1,405	1,154	1,253	9,933

Total	6,794	6,728	6,418	5,439	4,162	13,058	42,599
Capital lease debt:
Principal	1,119	1,054	1,089	408	331	1,397	5,398
Interest	407	343	267	220	190	417	1,844

Total	1,526	1,397	1,356	628	521	1,814	7,242
Operating leases	9,130	8,104	7,171	6,580	5,941	28,888	65,814
Other commitments	694	442	74	—	—	—	1,210

Total	$18,144	$16,671	$15,019	$12,647	$10,624	$43,760	$116,865

          Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow as described in Note 9. As described above and in Note 20, on August 6, 2004, the Company executed a sale and leaseback of eleven of its restaurant properties. As a result of this transaction, the Company’s minimum annual note and lease obligations have been reduced by approximately $1.8 million for each of fiscal years 2005 through 2009 and total obligations thereafter have increased by approximately $31.0 million.

(5)	ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

          In September 2001, the Company closed one unprofitable restaurant. In October 2001, the Company made the decision to close and sell 13 additional unprofitable restaurants. All but one of those restaurants was closed by November 12, 2001. In connection with the closing of unprofitable restaurants, the Company recorded a $5.8 million asset impairment/restructure charge in the second quarter of fiscal year 2002. During the fourth quarter of fiscal year 2002, the Company increased its impairment/restructure charge relating to the closing of unprofitable restaurants from $5.8 million to $9.6 million. Also, in the fourth quarter of fiscal year 2002, the Company accrued for an asset impairment/restructure charge for four additional restaurants that were closed subsequent to April 28, 2002 and for two undeveloped restaurant sites. The Company’s management made the decision to close these four restaurants and the decision not to build on the two undeveloped restaurant sites during the fourth quarter of fiscal year 2002. However, the actual closing of the restaurants occurred subsequent to the fiscal year end. The asset impairment/restructure charge relating to these four restaurants and the exit from the two undeveloped restaurant sites totaled $3.0 million.

          During the second quarter of fiscal year 2003, the restructuring accrual was reduced by $3.7 million due to the reclassification of certain obligations to long term debt or capital lease obligation based on the final terms of the Confirmed Plan of Reorganization and an additional restructuring charge of $0.1 million was recorded primarily to adjust an estimated lease commitment liability to its final negotiated amount. Also, during the second quarter of fiscal year 2003, the Company recognized a $4.8 million asset impairment charge relating to long-lived assets at certain restaurants that were not performing as expected and fixtures and equipment owned or relating to capital leases at certain of the closed restaurants described above. The asset impairment relating to the under-performing restaurants was based on the estimated future cash flow projections of those restaurants being insufficient to recover the cost of the long-lived assets. The asset impairment recorded during the thirteen weeks ended October 27, 2002 also included the recognition of an impairment of $0.3 million relating to a former deposit that had been deemed not to be collectable.

          During the third quarter of fiscal year 2003, the Company reduced its restructuring accrual by $0.1 million to reflect a change in the estimated amount to be paid relating to certain of its rejected lease commitments as a result of final negotiations relating to these obligations. Also, during the fourth quarter of fiscal year 2003, the Company recognized an asset impairment of $0.8 million relating to the final closure of the restaurant sites discussed above and an analysis of the value of the equipment removed and retained from these locations.

          During the fourth quarter of fiscal year 2004, the Company recorded asset impairment charges totaling $1.0 million relating to three restaurants that are not performing as expected and other restaurants for which an impairment had previously been recognized.

          The following is a summary of the significant components of the Company’s asset impairment and restructuring charges for fiscal years 2004, 2003 and 2002 (in millions):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Asset impairment	$1.0	$5.9	$7.5
Loss on rejection of lease commitments	—	—	3.8
Lease payments	(0.1)	—	1.1
Bank and other charges	—	—	0.2

Total	$0.9	$5.9	$12.6

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

          The following is a summary of the activity in the Company’s restructuring accrual (in millions):

		Paid on	Liabilities
	Restructuring	or Prior to	Reclassified	Balance as of
	Charges	April 25, 2004	to Debt	April 25, 2004
Loss on rejection of lease commitments	$3.8	$—	$3.8	$—
Lease payments	1.0	0.7	0.2	0.1
Bank and other charges	0.2	0.1	—	0.1

Total	$5.0	$0.8	$4.0	$0.2

(6)	PROPERTY AND EQUIPMENT

          Property and equipment, net consists of the following (dollars in thousands):

			Estimated
	April 25, 2004	April 27, 2003	Useful Lives
Building	$17,553	$20,572	20 years
Land	10,206	11,519
Furniture and equipment	27,074	27,603	3-7 years
Leasehold improvements	48,804	48,713	7-20 years

	103,637	108,407
Less: accumulated depreciation	(54,221)	(49,741)

	49,416	58,666
Construction in progress	96	1,358

	$49,512	$60,024

          Included in property and equipment are buildings and equipment under capital leases of $10.3 million and $9.4 million at April 25, 2004 and April 27, 2003, respectively. The Company did not capitalize any interest costs during fiscal years 2004, 2003 or 2002.

          See Note 20 for a discussion of the asset sale and leaseback executed on August 6, 2004 involving eleven restaurant properties that the Company previously owned.

(7)	CAPITAL LEASES

          The following is a schedule of future minimum lease payments required under capital leases as of April 25, 2004 (dollars in thousands):

2005	$1,526
2006	1,397
2007	1,356
2008	628
2009	521
Thereafter	1,814

Total minimum lease payments	7,242
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(1,844)

Present value of net minimum capital lease payments	5,398
Less: current portion of capital lease obligations	1,119

Present value of minimum capital lease obligations excluding current portion	$4,279

(8)	OPERATING LEASES

          The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 25, 2004 (dollars in thousands):

2005	$9,130
2006	8,104
2007	7,171
2008	6,580
2009	5,941
Thereafter	28,888

Total minimum lease payments	$65,814

          In December 2003, the Company completed a sale and leaseback transaction relating to its corporate headquarters building. Gross proceeds from the sale were $3.0 million. The net proceeds of $2.6 million, after payment of expenses and security deposits, were used, in part, to pay debt related to the facility of $1.5 million. The remaining net proceeds of $1.1 million were retained by the Company for working capital and general corporate purposes. The leaseback agreement provides for rent to be paid on a triple net basis and extends for a period of 15 years with two five-year renewal options. The deferred gain realized on the sale of $0.2 million is being recognized over the life of the lease.

          The total rent expense for operating leases was $10.3 million, $10.7 million and $12.1 million, for fiscal 2004, 2003 and 2002, respectively. The Company leases a portion of its corporate headquarters and has recorded rental income in the amounts of $0.3 million and $0.2 million for fiscal 2004 and 2003, respectively.

          See Note 20 for a discussion of the asset sale and leaseback executed on August 6, 2004 involving eleven restaurant properties that the Company previously owned.

(9)	LONG-TERM DEBT

       As of April 25, 2004, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion
Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $274 are based on a 11-year amortization with a balloon payment due after eight years in October 2010. Note is secured by various inventory, trademarks, property and equipment.	$18,437	$1,542
Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $65 are due through October 2010. Note is secured by various property and equipment.	3,292	510
Secured notes due U. S. Mortgage LLC primarily bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $13 are due through 2010 on this note. Note is collateralized by one property.	722	136
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	1,328	597
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	2,926	1,072
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $56 are due through October 2010.	1,513	591

Total long-term debt	$28,218	$4,448

          The carrying amount of property and equipment and assets held for sale used as collateral was approximately $47.4 million and $60.8 million at April 25, 2004 and April 27, 2003, respectively.

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

          In April 2004, the Company executed the credit agreement relating to the secured note due Finova Capital Corporation. Such note bears interest at 9% and matures in October 2010. In accordance with the terms of the credit agreement, the Company is required to comply with various financial and non-financial covenants including limitations on capital expenditures and new indebtedness. As of April 25, 2004, the Company was in compliance with the terms of the credit agreement.

          On August 6, 2004, the Company executed a sale and leaseback transaction involving eleven of the restaurant properties that were previously owned. The net proceeds of the transaction were used, in part, to repay $24.6 million of debt, including all of the debt previously owed to Finova Capital Corporation and U. S. Mortgage LLC described above. See further discussion at Note 20.

(10)	STOCK OPTION PLANS

          A Stock Option Plan (the “Original Plan”) was adopted during 1994 and later amended. Options to purchase 521,099 shares of the Company’s common stock were granted and remained outstanding as of April 28, 2002. In addition, pursuant to an agreement entered into in 1998 with the President and Chief Executive Officer, the general counsel and a consultant, options to purchase 300,000 shares of common stock were issued. Also, under the 1998 Omnibus Stock Option Plan, options to purchase 324,500 shares of common stock were granted by the Company. No stock options were granted during fiscal years 2003, 2002 or 2001. All stock options outstanding as of the effective date of the Confirmed Plan of Reorganization were cancelled in accordance with the plan.

          Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Board of Directors. Options may be granted at an exercise price equal to the fair market value at the date of grant, however not less than $0.36 per share and may have a term of up to ten years. During fiscal year 2004, the Company granted ten-year options to purchase 1,395,000 shares of common stock to various officers and key employees with an exercise price of $0.36 per share. One third of such options vest on April 28th of each of 2004, 2005 and 2006.

(11)	SELF-FUNDED INSURANCE

          The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $250,000 per claim. For many policy years, under workers’ compensation, employers practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. The Company is also self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for fiscal years 2004, 2003 and 2002 were $5.0 million, $6.3 million and $3.5 million, respectively.

(12)	INCOME TAXES

          Income tax (benefit) expense for fiscal years 2004, 2003, and 2002 consisted of the following (dollars in thousands):

	April 25, 2004	April 27, 2003	April 28, 2002
Current:
Federal	$—	$(1,327)	$—
State	(1)	86	49

Total current	(1)	(1,241)	49

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total income tax (benefit) expense	$(1)	$(1,241)	$49

          The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows (dollars in thousands):

	April 25, 2004	April 27, 2003
Deferred tax assets:
Tax credit carryforwards	$3,960	$2,990
NOL/Capital loss carryforwards	11,865	9,125
Insurance reserves	254	459
Property and equipment	4,289	3,819
Restructuring reserves	60	210
Reorganization expenses	2	1,026
Deferred rent	772	695
Other	562	420
Less valuation allowance	(21,764)	(18,744)

Net deferred taxes	$—	$—

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The valuation allowance for deferred tax assets was $21.8 million and $18.7 million as of April 25, 2004 and April 27, 2003, respectively. The valuation allowance increased by $3.1 million because management determined it is more likely than not that the Company will not be able to utilize its deferred tax assets.

          At April 25, 2004, the Company had available net operating loss carryforwards of approximately $30.2 million, which will expire in years beginning in 2021 through 2024.

          The actual income tax expense differs from the “expected” income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings before income taxes) for fiscal years 2004 and 2003 as follows:

	April 25, 2004	April 27, 2003
Income taxes at statutory rates	(34.0)%	(34.0)%
State and local taxes, net of benefit	(3.6)%	3.6%
FICA tip tax credit	(10.7)%	1.3%
Other items	(2.3)%	3.2%
Permanent differences	.1%	(0.1)%
Change in valuation allowance %	50.5%	35.9%

	0%	9.9%

(13)	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.

          The Company currently owns and operates 34 of its 69 restaurants within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy and may be affected by adverse weather conditions within the state. Furthermore, the Company may be affected by changing conditions within the food service industry.

          For fiscal years 2004, 2003 and 2002, two suppliers comprised approximately 81%, 79% and 66%, respectively, of the Company’s purchases. Purchases from these suppliers were approximately $44.2 million, $41.9 million and $47.4 million for these years, respectively. One of the Company’s directors was employed by one of these suppliers during these periods. See Note 16.

(14)	COMMITMENTS AND CONTINGENCIES

CLASS ACTION SUIT AND SEC INFORMAL INVESTIGATION

          On April 10, 2002, a purported class action complaint alleging violations of federal securities laws was filed in the United States District Court for the Southern District of Florida against the Company, the then chairman of the Company’s board of directors, and the Company’s president and chief executive officer. This action (the “Action”) was styled: Sears v. Roadhouse Grill, Inc, et al., Case No. 02-CV-60493. On April 4, 2003, the court heard arguments on a motion to dismiss and dismissed the amended class action complaint. The plaintiffs filed a second amended class action complaint on May 5, 2003 naming only the individual defendants and not the Company. The individual defendants filed a motion to dismiss the second amended class action complaint on June 4, 2003, to which plaintiffs responded. The court heard oral arguments on the matter on October 30, 2003 and in March 2004 the second amended class action complaint was dismissed. No further actions have occurred in regards to this matter since the second amended class action complaint was dismissed and, as such, the Company believes that it will have no liability in regard to this matter.

          On August 3, 2001, the Securities and Exchange Commission (“SEC”) informed the Company that it intended to conduct an informal investigation regarding the restatement of the Company’s audited financial statements for the fiscal years ended 2000 and 1999 and the first three fiscal quarters of fiscal 2001. The Company cooperated fully with the SEC and, at this time, believes that this matter has been concluded.

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

OTHER

          The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, the Company does not believe that any liability resulting from these proceedings will have a material adverse effect on the Company’s financial position, results of operations or its business.

(15)	EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

          The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for fiscal years 2004, 2003 and 2002 was less than $0.1 million each year.

          The SERP permits participants to contribute, on a pre-tax basis, a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for fiscal years 2004, 2003 and 2002 was approximately $0.1 million for each of these years.

(16)	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BERJAYA

          Berjaya, which beneficially owns approximately 66.5% of the Company’s common stock, beneficially owns Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”) and Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”).

          Roadhouse Grill Hong Kong. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (HK) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, the Company will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, the Company will pay 50% of the pre-

approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by the Company in connection with its duties and obligations under the Hong Kong Master Development Agreement. The Company and Roadhouse Grill Hong Kong will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay the Company royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. As of April 25, 2004, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Master Development Agreement.

          Roadhouse Grill Asia. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Asia Master Development Agreement”). The material terms of the Asia Master Development Agreement, including the terms relating to the establishment of an office and the sharing of franchising revenues, office expenses and certain expenses, are substantially the same as those under the Hong Kong Master Development Agreement summarized above. Under the Asia Master Development Agreement, Roadhouse Grill Asia is not required to develop any specific number of restaurants in Asia, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule.

          As of April 25, 2004, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. The Company recorded less than $0.1 million in royalty income from those restaurants during each of fiscal years 2004, 2003 and 2002. Royalty income is currently being offset against interest that the Company owes to Berjaya. See Note 2. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $0.1 million as of April 25, 2004 and is included in accrued expenses in the accompanying Consolidated Balance Sheet. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees.

THE CREMONINI GROUP

          On July 6, 2000, the Company entered into a joint venture agreement with the Cremonini Group, a publicly-traded Italian conglomerate and parent company of Roadhouse Grill Italia S.R.L., specializing in the food service industry in Europe. Under the original joint venture agreement, Cremonini Group was required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries. In March 2004, the joint venture and related agreements with the Cremonini Group were terminated and replaced with a trademark license agreement with Roadhouse Grill Italia S.R.L. (“RGI”) (the “License Agreement”). Under the License Agreement, the Company has granted RGI the exclusive right to develop a minimum of 36 restaurants in Italy during the next ten years, including the four restaurants opened prior to 2004. RGI has the right to discontinue the development of new restaurants on January 1, 2009 based on the operating restaurants existing at that time not meeting certain performance criteria. RGI also was granted a right of first refusal in regards to developing Roadhouse Grill restaurants in other selected European countries. The Company is not required to make any capital outlay in connection with the development of these restaurants.

          In accordance with the terms of the License Agreement, RGI is required to pay the Company a fixed development fee for each restaurant to be opened in accordance with the development schedule at the earliest to occur of the restaurant opening or the end of the applicable calendar year. In addition, the Company is entitled to fixed royalty fees at the beginning of each calendar year based on the number of restaurants currently open or scheduled to open by the end of the following calendar year in accordance with the development schedule. The payment obligations of RGI under the License Agreement are guaranteed by the Cremonini Group. As of April 25, 2004, there are five franchised restaurants operating in Italy and RGI has paid the Company all fees required to be paid under the License Agreement including the development fees relating to the two restaurants to be opened in 2005.

OTHER

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

          Ronald J. Buck, a director of the Company, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from the Company in the amount of $4.0 million as of April 25, 2004 payable in monthly installments of $103,959, with interest at the rate of 5% per annum, through October 2007.

          Nathan D. Benn, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, which has a contract with the Company to supply beef to the Company’s food purveyor for resale to the Company’s restaurants.

(17)	NET LOSS PER COMMON SHARE (“EPS”)

          Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Fifty-two Weeks Ended April 25, 2004
	Net Loss	Shares	Amount
BASIC EPS
Net loss available to common shareholders	$(5,977)	29,220,663	$(0.20)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(5,977)	29,220,663	$(0.20)

          Options to purchase 1,395,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during fiscal year 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Fifty-two Weeks Ended April 27, 2003
	Net Loss	Shares	Amount
BASIC EPS
Net loss available to common shareholders	$(11,243)	20,000,744	$(0.56)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(11,243)	20,000,744	$(0.56)

          Options to purchase 509,933 shares of common stock at a weighted average exercise price of $4.56 per share were outstanding during fiscal year 2003 until such options were cancelled pursuant to the Confirmed Plan of Reorganization, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

(18)	QUARTERLY FINANCIAL DATA

          The following is a summary of the unaudited quarterly results of operations for fiscal year 2004 and fiscal year 2003 (dollars in thousands, except per share data):

	1ST	2ND	3RD	4TH	TOTAL
	QTR	QTR	QTR	QTR	YEAR
2004:
Total revenues	$36,225	$33,395	$32,950	$36,810	$139,380
Operating loss	(223)	(1,100)	(789)	(912)	(3,024)
Net loss	(1,072)	(1,877)	(1,594)	(1,434)	(5,977)
Basic net loss per common share	(0.04)	(0.06)	(0.05)	(0.05)	(0.20)
Diluted net loss per common share	(0.04)	(0.06)	(0.05)	(0.05)	(0.20)
2003:
Total revenues	$35,939	$33,305	$33,887	$37,793	$140,924
Operating loss	(1,910)	(7,308)	(973)	(1,917)	(12,108)
Net loss	(2,120)	(5,793)	(509)	(2,821)	(11,243)
Basic net loss per common share	(0.22)	(0.49)	(0.02)	(0.10)	(0.56)*
Diluted net loss per common share	(0.22)	(0.49)	(0.02)	(0.10)	(0.56)*

*	The quarterly loss per share data does not tie to the annual data due to the issuance of new shares on October 18, 2002 as a result of the Confirmed Plan of Reorganization.

(19)	ADVANCE SALE OF FOOD AND BEVERAGE CREDITS

          In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which is recorded in the Consolidated Balance Sheet as unearned revenue. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. The Company believes that the members of the Rewards Company were predominantly not current customers of the Company’s restaurants at inception. As of April 25, 2004, the unearned revenue remaining from the original agreement was $0.4 million. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company expects to receive $3.0 million in exchange for the sale of additional food and beverage credits, of which $1.5 million was received upon execution of the renewed agreement.

(20)	ASSET SALE/LEASEBACK AND NEW REVOLVING CREDIT FACILITY

          On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”) involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.1 million of the net proceeds from the sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million). The net gain from the debt repayment will be reflected in the Company’s consolidated financial statements in the second quarter of fiscal 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.7 million will be used for working capital, including new marketing initiatives to promote the Company’s existing restaurants.

          The following represents a proforma presentation of the Company’s consolidated balance sheet as of April 25, 2004 as though the asset sale and leaseback had been entered into as of April 25, 2004 (dollars in thousands):

		Unaudited		Unaudited
	Balance, as	Pro forma		Balance, Pro
	Reported	Adjustments		forma
Assets
Cash and cash equivalents	$1,181	$3,629	(1)	$4,810
Accounts receivable	257			257
Income tax receivable	69			69
Inventory	1,024			1,024
Prepaid expenses	1,273			1,273

Total current assets	3,804	3,629		7,433
Property and equipment	49,512	(19,143	)(2)	30,369
Assets held for sale	800			800
Other intangible assets	1,846			1,846
Other assets	1,352	(525	)(3)	827

Total assets	$57,314	$(16,039)		$41,275

Liabilities and Shareholders’ Equity
Accounts payable	$4,557			$4,557
Accrued expenses	7,033			7,033
Restructuring accrual	159			159
Unearned revenue	540	$83	(4)	623
Current portion of long-term debt	4,448	(2,259	)(5)	2,189
Current portion of capital leases	1,119			1,119

Total current liabilities	17,856	(2,176)		15,680
Long-term debt	28,218	(22,752	)(5)	5,466
Capital lease obligations	4,279			4,279
Other non-current liabilities	2,153	1,574	(4)	3,727

Total liabilities	52,506	(23,354)		29,152
Common stock	877			877
Additional paid-in capital	55,953			55,953
Retained deficit	(52,022)	7,315	(6)	(44,707)

Total shareholders’ equity	4,808	7,315		12,123

Total liabilities and equity	$57,314	$(16,039)		$41,275

Notes to pro forma balance sheet:

(1)	Reflects the net cash proceeds received from the sale of the 11 properties, comprised of gross proceeds of $21,750, net of debt prepayments of $17,171 and transaction expenses of $950.

(2)	Reflects the book value of the 11 sold properties as of April 25, 2004.

(3)	Represents the unamortized capitalized loan costs as of April 25, 2004 relating to the debt that was paid from the net proceeds of the sale that will be written-off in the second quarter of fiscal year 2005.

(4)	Represents the current and non-current portions of the deferred gain that would have been recognized as of April 25, 2004 if the sale/leaseback had occurred at that date. The deferred gain from the sale will be recorded as a reduction of occupancy and other expense over the 20-year term of the lease.

(5)	Represents the current and non-current portions as of April 25, 2004 of the debt that was paid from the net proceeds of the sale.

(6)	Represents the gain that would have been recognized as of April 25, 2004 from the discounted prepayment of debt. This gain will be recognized in the second quarter of fiscal year 2005.

          The following represents a proforma presentation of the Company’s consolidated statements of operations for the fifty-two weeks ended April 25, 2004 as though the asset sale and leaseback had been entered into as of the beginning of the period (dollars in thousands):

		Unaudited		Unaudited
	Balance, as	Pro forma		Balance, Pro
	Reported	Adjustments		forma
Total revenues	$139,380			$139,380
Restaurant operating expenses:
Cost of restaurant sales:
Food and beverage	49,271			49,271
Labor and benefits	45,078			45,078
Occupancy and other	33,483	$2,201	(1)	35,684
Pre-opening expenses	120			120

Total cost of restaurant sales	127,952	2,201		130,153
Depreciation and amortization	7,078	(803	)(2)	6,275
General and administrative expenses	6,506			6,506
Asset impairment	964			964
Restructuring charge	(96)			(96)
Reorganization expenses	—			—

Total operating expenses	142,404	1,398		143,802

Operating loss	(3,024)	(1,398)		(4,422)
Other expense	(2,954)	2,049	(3)	(905)
Gain on extinguishment of debt	—		(4)	—

Loss before income taxes	(5,978)	651		(5,327)
Income tax benefit	1		(5)	1

Net loss	($5,977)	$651		($5,326)

Notes to pro forma statement of operations:

(1)	Reflects the operating lease expense that would have been recognized during fiscal 2004 if the sale/leaseback had been executed at the beginning of the fiscal year.

(2)	Represents the depreciation expense relating to the sold properties of $721 and amortization expense relating to the capitalized loan costs associated with the prepaid debt of $82 that was recognized during fiscal 2004 that would not have been recognized if the transaction had been executed at the beginning of fiscal 2004.

(3)	Represents the interest expense relating to the prepaid debt that would not have been incurred if the transaction had been executed at the beginning of fiscal 2004.

(4)	Note that as a result of the discounted payoff of debt from the use of a portion of the net proceeds of the asset sale, the Company will recognize a gain on extinguishment of debt of approximately $7,103. This gain will be recognized in the second quarter of fiscal 2005.

(5)	Note that no federal or state income taxes will be incurred directly as a result of the asset sale due to the use of net operating loss carryforwards. The Company may incur federal alternative minimum tax (“AMT”) in fiscal 2005 based upon the total taxable income earned including the gain on the asset sale. However, due to the use of AMT loss carryforwards, AMT, if any, would be expected to be minor.

EXHIBIT INDEX

Exhibit No.	Description
10.19	Trademark License Agreement, dated March 3, 2004, between the Company and Roadhouse Grill Italia, S.R.L.

10.20	Purchase Agreement, dated July 28, 2004, between the Company and Sovereign Roadhouse LLC

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes – Oxley

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes – Oxley

32.1	Certification of Chief Executive Officer under Section 906 of Sarbanes – Oxley

32.2	Certification of Chief Financial Officer under Section 906 of Sarbanes – Oxley