Form 10-Q
period 2004-07-25
ROADHOUSE GRILL INC
filed 2004-09-10
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended July 25, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

     The number of shares of the registrant’s common stock outstanding as of September 9, 2004 was 29,220,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q
THIRTEEN WEEKS ENDED JULY 25, 2004

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 25, 2004 and APRIL 25, 2004
(Dollars in thousands, except per share data)

	July 25, 2004	April 25, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,262	$1,181
Accounts receivable, net of allowance for doubtful accounts of $180 and $178 at July 25, 2004 and April 25, 2004, respectively	197	257
Income tax receivable	69	69
Inventory	1,010	1,024
Prepaid expenses	1,204	1,273

Total current assets	3,742	3,804
Property & equipment, net of accumulated depreciation of $55,779 and $54,221 at July 25, 2004 and April 25, 2004, respectively	48,200	49,512
Asset held for sale	800	800
Intangible assets, net of accumulated amortization of $827 and $816 at July 25, 2004 and April 25, 2004, respectively	1,835	1,846
Other assets	1,517	1,352

Total assets	$56,094	$57,314

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,450	$4,557
Accrued expenses	7,989	7,033
Restructuring accrual	159	159
Unearned revenue	1,913	540
Current portion of long-term debt	4,500	4,448
Current portion of capital lease obligations	1,059	1,119

Total current liabilities	20,070	17,856
Long-term debt	27,158	28,218
Capital lease obligations	4,048	4,279
Other non-current liabilities	2,195	2,153

Total liabilities	53,471	52,506
Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,972	55,953
Accumulated deficit	(54,226)	(52,022)

Total shareholders’ equity	2,623	4,808

Total liabilities and shareholders’ equity	$56,094	$57,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JULY 25, 2004 AND JULY 27, 2003
(Dollars in thousands, except per share data)

	July 25, 2004	July 27, 2003
	(Unaudited)	(Unaudited)
Total revenues	$32,871	$36,225
Operating expenses:
Cost of restaurant sales:
Food and beverage	11,874	12,896
Labor and benefits	10,703	11,794
Occupancy and other	8,535	8,159
Pre-opening expenses	—	119

Total cost of restaurant sales	31,112	32,968
Depreciation and amortization	1,600	1,808
General and administrative expenses	1,653	1,672

Total operating expenses	34,365	36,448

Operating loss	(1,494)	(223)
Other expense:
Loss on sale/disposal of fixed assets	(3)	(6)
Interest expense, net	(707)	(843)

Total other expense	(710)	(849)

Loss before income taxes	(2,204)	(1,072)
Income tax benefit	—	—

Net loss	($2,204)	($1,072)

Basic net loss per common share:
Net loss	($0.08)	($0.04)

Diluted net loss per common share:
Net loss	($0.08)	($0.04)

Weighted average common shares outstanding	29,220,663	29,220,663

Weighted average common shares and share equivalents outstanding — assuming dilution	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED JULY 25, 2004
(Dollars in thousands, except share data)

	Common Stock
			Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 25, 2004	29,220,663	$877	$55,953	$(52,022)	$4,808
Net loss	—	—	—	(2,204)	(2,204)
Vesting of stock options	—	—	19	—	19

Balance July 25, 2004	20,220,663	$877	$55,972	$(54,226)	$2,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JULY 25, 2004 AND JULY 27, 2003
(Unaudited, dollars in thousands)

	July 25, 2004	July 27, 2003
Cash flows from operating activities:
Net loss	$(2,204)	$(1,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,600	1,808
Stock option expense	19	—
Net loss on sale/disposal of fixed assets	3	6
Cash used for reorganization items	(4)	(46)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	60	(57)
Decrease in income tax receivable	—	598
Decrease (increase) in inventory	14	(49)
Decrease (increase) in prepaid expenses	69	(96)
(Increase) in other assets	(186)	(24)
(Decrease) in accounts payable	(107)	(226)
(Decrease) in restructuring accrual	—	(15)
Increase in unearned revenue	1,369	1,323
Increase in accrued expenses	1,006	298

Net cash provided by operating activities	1,639	2,448

Cash flows from investing activities:
Purchases of property and equipment	(260)	(783)

Net cash used in investing activities	(260)	(783)

Cash flows from financing activities:
Repayment of long-term debt	(1,008)	(1,054)
Payments on capital lease obligations	(290)	(392)

Net cash used in financing activities	(1,298)	(1,446)

Increase in cash and cash equivalents	81	219
Cash and cash equivalents at beginning of period	1,181	2,956

Cash and cash equivalents at end of period	$1,262	$3,175

Supplementary disclosures:
Interest paid	$663	$842

Income taxes paid	$—	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of July 25, 2004, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina.

     The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks.

     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     See the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 25, 2004 for a summary of significant accounting policies.

(3) LIQUIDITY

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments. As of July 25, 2004, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $17.2 million. See discussion below regarding the Company’s total contractual cash obligations. In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company did not open any new restaurants during the thirteen weeks ended July 25, 2004. The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During the thirteen weeks ended July 25, 2004, the Company’s primary sources of working capital were cash provided by operations and the sale of food and beverage credits (see Note 8). During the fifty-two weeks ended April 25, 2004, the Company also collected $0.6 million in federal income tax refunds. Further, the Company filed for approximately $0.1 million in additional federal and state income tax refunds during fiscal year 2004. These additional tax refunds were collected subsequent to July 25, 2004.

     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”) involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The Company used $18.1 million of the net proceeds from the property sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.0 million). The remaining net proceeds from the sale of approximately $3.6 million will be used for working capital, including new marketing initiatives to promote the Company’s existing restaurants. See Note 9 for information regarding the sale/leaseback transaction.

     The Company has experienced significant cash flow problems in the past and may suffer from cash flow problems in the future. The Company believes that its ability to generate cash from operations is dependent upon, among other things, demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies, the cost levels of its various food products, and its continuing efforts to reduce its operating costs. The Company implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003. The Company also has taken, and continues to take, steps to control its costs. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations.

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

     The following table summarizes the Company’s future contractual cash obligations for the remainder of fiscal year 2005, each of the next four fiscal years and thereafter as of July 25, 2004 (dollars in thousands). See Note 4 for further information regarding these obligations. Operating lease commitments include estimated common area maintenance expenses.

	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt:
Principal	$3,440	$4,683	$4,688	$4,034	$3,008	$11,805	$31,658
Interest	1,738	2,045	1,730	1,405	1,154	1,252	9,324

Total	5,178	6,728	6,418	5,439	4,162	13,057	40,982
Capital lease debt:
Principal	821	1,054	1,089	415	331	1,397	5,107
Interest	290	343	267	220	190	418	1,728

Total	1,111	1,397	1,356	635	521	1,815	6,835
Operating leases	6,616	8,104	7,171	6,580	5,941	28,889	63,301
Other commitments	521	442	74	—	—	—	1,037

Total	$13,426	$16,671	$15,019	$12,654	$10,624	$43,761	$112,155

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow as described in Note 4. As described above and in Note 9, on August 6, 2004, the Company executed a sale and leaseback of eleven of its restaurant properties. As a result of this transaction, the Company’s minimum annual note and lease obligations have been reduced by approximately $1.7 million for each of fiscal years 2005 through 2009 and total obligations thereafter have increased by approximately $33.8 million.

     The following table summarizes on a pro-forma basis (as if the sale-leaseback transaction had occurred on July 25, 2004) the Company’s future contractual cash obligations for the remainder of fiscal year 2005, each of the next four fiscal years and thereafter as of July 25, 2004 (dollars in thousands).

	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt:
Principal	$1,743	$2,254	$2,069	$1,228	$—	$—	$7,294
Interest	254	241	126	18	—	—	639

Total	1,997	2,495	2,195	1,246	—	—	7,933
Capital lease debt:
Principal	821	1,054	1,089	415	331	1,397	5,107
Interest	290	343	267	220	190	418	1,728

Total	1,111	1,397	1,356	635	521	1,815	6,835
Operating leases	8,393	10,600	9,677	9,137	8,549	75,763	122,119
Other commitments	521	442	74	—	—	—	1,037

Total	$12,022	$14,934	$13,302	$11,018	$9,070	$77,578	$137,924

(4) LONG-TERM DEBT

     As of July 25, 2004, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion
Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $274 are based on a 11-year amortization with a balloon payment due after eight years in October 2010. Note is secured by various inventory, trademarks, property and equipment.	$18,028	$1,581
Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $65 are due through October 2010. Note is secured by various property and equipment.	3,101	517
Secured notes due U. S. Mortgage LLC primarily bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $13 are due through 2010 on this note. Note is collateralized by one property.	684	136
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	1,175	604
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	2,650	1,085
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $56 are due through October 2010.	1,520	577

Total long-term debt	$27,158	$4,500

     The carrying amount of property and equipment and asset held for sale used as collateral was approximately $46.2 million and $47.4 million at July 25, 2004 and April 25, 2004, respectively.

     The debt agreements resulting from the Company’s 2002 bankruptcy proceedings may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.

     In April 2004, the Company executed the credit agreement relating to the secured note due Finova Capital Corporation. Such note bears interest at 9% and matures in October 2010. In accordance with the terms of the credit agreement, the Company is required to comply with various financial and non-financial covenants including limitations on capital expenditures and new indebtedness. As of July 25, 2004, the Company was in compliance with the terms of the credit agreement.

     On August 6, 2004, the Company executed a sale and leaseback transaction involving eleven of the restaurant properties that were previously owned. The net proceeds of the transaction were used, in part, to repay $24.6 million of debt, including all of the debt previously owed to Finova Capital Corporation and U. S. Mortgage LLC described above. See further discussion at Note 9.

(5) COMMITMENTS AND CONTINGENCIES

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

GUARANTOR OF EQUIPMENT LEASES

     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, the Company believes that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases, and recently filed a petition under Chapter 11, which has now been converted into a Chapter 7 proceeding. The balance of the remaining lease payments due was approximately $1.0 million as of July 25, 2004. The leases are collateralized by the leased equipment and certain leasehold improvements. The Company cannot predict the outcome of the proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings.

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

(6) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Please see the Notes to Condensed Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended April 25, 2004 for a full discussion of the Company’s related party transactions.

(7) NET LOSS PER COMMON SHARE (“EPS”)

     Basic net loss per common share equals net loss divided by the weighted average shares outstanding during the period. The computation of diluted net loss per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended July 25, 2004
	Net Loss	Shares	Amount
BASIC EPS
Net loss available to common shareholders	$(2,204)	29,220,663	$(0.08)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(2,204)	29,220,663	$(0.08)

     Options to purchase 1,395,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen weeks ended July 25, 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Thirteen Weeks Ended July 27, 2003
	Net Loss	Shares	Amount
BASIC EPS
Net loss available to common shareholders	$(1,072)	29,220,663	$(0.04)
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(1,072)	29,220,663	$(0.04)

     No options to purchase shares of common stock were outstanding during the thirteen weeks ended July 27, 2003.

(8) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS

     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which is recorded in the Condensed Consolidated Balance Sheet as unearned revenue. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Condensed Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. The Company believes that the members of the Rewards Company were predominantly not current customers of the Company’s restaurants at inception. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company expects to receive $3.0 million in exchange for the sale of additional food and beverage credits, of which $1.5 million was received upon execution of the renewed agreement. As of July 25, 2004 and April 25, 2004 the unearned revenue related to this program was $1.5 million and $0.4 million, respectively.

(9) ASSET SALE/LEASEBACK

     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign, involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.1 million of the net proceeds from the sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.0 million). The net gain from the debt repayment will be reflected in the Company’s condensed consolidated financial statements in the second quarter of fiscal 2005. The Company also realized a gain on the sale of the properties of approximately $1.5 million, which will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.6 million will be used for working capital, including new marketing initiatives to promote the Company’s existing restaurants.

     The following represents a proforma presentation of the Company’s condensed consolidated balance sheet as of July 25, 2004 as if the asset sale and leaseback had been completed as of July 25, 2004 (dollars in thousands):

	Unaudited	Unaudited		Unaudited
	Balance, as	Pro forma		Balance, Pro
	Reported	Adjustments		forma
Assets
Cash and cash equivalents	$1,262	$3,608	(1)	$4,870
Accounts receivable	197			197
Income tax receivable	69			69
Inventory	1,010			1,010
Prepaid expenses	1,204			1,204

Total current assets	3,742	3,608		7,350
Property and equipment	48,200	(19,012)	(2)	29,188
Asset held for sale	800			800
Other intangible assets	1,835			1,835
Other assets	1,517	(504)	(3)	1,013

Total assets	$56,094	$(15,908)		$40,186

Liabilities and Shareholders’Equity
Accounts payable	$4,450			$4,450
Accrued expenses	7,989			7,989
Restructuring accrual	159			159
Unearned revenue	1,913	$76	(4)	1,989
Current portion of long-term debt	4,500	(2,306)	(5)	2,194
Current portion of capital leases	1,059			1,059

Total current liabilities	20,070	(2,230)		17,840
Long-term debt	27,158	(22,094)	(5)	5,064
Capital lease obligations	4,048			4,048
Other non-current liabilities	2,195	1,443	(4)	3,638

Total liabilities	53,471	(22,881)		30,590
Common stock	877			877
Additional paid-in capital	55,972			55,972
Accumulated deficit	(54,226)	6,973	(6)	(47,253)

Total shareholders’ equity	2,623	6,973		9,596

Total liabilities and equity	$56,094	$(15,908)		$40,186

     Notes to pro forma balance sheet:

(1)	Reflects the net cash proceeds received from the sale of the 11 properties, comprised of gross proceeds of $21,750, net of debt prepayments of $16,923 and transaction expenses of $1,219.

(2)	Reflects the book value of the 11 sold properties as of July 25, 2004.

(3)	Represents the unamortized capitalized loan costs as of July 25, 2004 relating to the debt that was paid from the net proceeds of the sale that will be written-off in the second quarter of fiscal year 2005.

(4)	Represents the current and non-current portions of the deferred gain that would have been recognized as of July 25, 2004 if the sale/leaseback had occurred at that date. The deferred gain from the sale will be recorded as a reduction of occupancy and other expense over the 20-year term of the lease.

(5)	Represents the current and non-current portions as of July 25, 2004 of the debt that was paid from the net proceeds of the sale.

(6)	Represents the gain that would have been recognized as of July 25, 2004 from the discounted prepayment of debt. This gain will be recognized in the second quarter of fiscal year 2005.

     The following represents a proforma presentation of the Company’s condensed consolidated statements of operations for the thirteen weeks ended July 25, 2004 as if the asset sale and leaseback had been completed as of the beginning of the period (dollars in thousands):

	Unaudited	Unaudited		Unaudited
	Balance, as	Pro forma		Balance, Pro
	Reported	Adjustments		forma
Total revenues	$32,871			$32,871
Restaurant operating expenses:
Cost of restaurant sales:
Food and beverage	11,874			11,874
Labor and benefits	10,703			10,703
Occupancy and other	8,535	$550	(1)	9,085
Pre-opening expenses	—			—

Total cost of restaurant sales	31,112	550		31,662
Depreciation and amortization	1,600	(201)	(2)	1,399
General and administrative expenses	1,653			1,653

Total operating expenses	34,365	349		34,714

Operating loss	(1,494)	(349)		(1,843)
Other expense	(710)	510	(3)	(200)
Gain on extinguishment of debt	—		(4)	—

Loss before income taxes	(2,204)	161		(2,043)
Income tax	—		(5)	—

Net loss	($2,204)	$161		($2,043)

Notes to pro forma statement of operations:

(1)	Reflects the operating lease expense that would have been recognized during the thirteen weeks ended July 25, 2004 if the sale/leaseback had been executed at the beginning of the period.

(2)	Represents the depreciation expense relating to the sold properties of $181 and amortization expense relating to the capitalized loan costs associated with the prepaid debt of $20 that was recognized during the thirteen weeks ended July 25, 2004 that would not have been recognized if the transaction had been executed at the beginning of the period.

(3)	Represents the interest expense relating to the prepaid debt that would not have been incurred if the transaction had been executed at the beginning of the thirteen weeks ended July 25, 2004.

(4)	Note that as a result of the discounted payoff of debt from the use of a portion of the net proceeds of the asset sale, the Company will recognize a gain on extinguishment of debt of approximately $7.0 million. This gain will be recognized in the second quarter of fiscal 2005.

(5)	Note that no federal or state income taxes will be incurred directly as a result of the asset sale due to the use of net operating loss carryforwards. The Company may incur federal alternative minimum tax (“AMT”) in fiscal 2005 based upon the total taxable income earned including the gain on the asset sale. However, due to the use of AMT loss carryforwards, AMT, if any, would be expected to be minor.

(10) SUBSEQUENT EVENTS

     In August and September 2004, a number of the Company’s restaurants were impacted by Hurricanes Charley and Frances, which initially hit the state of Florida and also impacted certain other southern states. The impact of these hurricanes resulted in damage to several of the Company’s properties and the temporary closure of a number of the Company’s restaurants. However, all of the Company’s restaurants are currently open and operating. The amount of damage sustained by the properties and business lost from interruption of operations has not yet been determined. However, management believes that these losses will be covered under the Company’s property insurance policy, which includes business interruption insurance coverage, subject to the policy deductible of approximately $100,000 per event.

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

     Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:

•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to comply with the terms of our debt instruments, operating leases and capital leases;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business, resulting from having more than half of our restaurants in Florida;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates;

•	The future relisting of our common stock on a recognized securities market and the development of a market for our common stock;

•	Our ability to develop our restaurant concept and business beyond our existing configuration of restaurants, including the availability of financing to support future growth, our ability to find suitable locations for new restaurants and the costs associated with opening new restaurants; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets which we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.

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

GENERAL

     We operate, franchise and license high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” As of July 25, 2004, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have 11 franchised or licensed restaurants.

     During the last few years, our restaurant business has been hampered by heavy debt, which caused, in part, our 2002 Chapter 11 proceeding. We have also been unable to increase restaurant sales due to economic conditions, our lack of funding to adequately market our restaurants and a very competitive restaurant market. Further, we have experienced food cost increases arising from adverse market conditions, only a portion of which we have been able to pass on to our customers. All of these factors have caused us to report significant net losses during the last few years.

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

RECENT EVENTS

     On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign, involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.1 million of the net proceeds from the sale to pay expenses related to the transaction and to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.0 million). The net gain from the debt repayment will be reflected in our condensed consolidated financial statements in the second quarter of fiscal 2005. We also realized a gain on the sale of the properties of approximately $1.5 million, which will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.6 million will be used for working capital, including new marketing initiatives to promote our existing restaurants. See Note 9 of Notes to Condensed Consolidated Financial Statements.

OVERVIEW

     Our revenues are derived primarily from the sale of food and beverages. During the thirteen weeks ended July 25, 2004, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively, as compared to 26% and 74%, respectively, for the thirteen weeks ended July 27, 2003. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in the first fiscal quarter of 2005 and 90% and 10%, respectively, in the first fiscal quarter of 2004. Franchise and management fees during the thirteen weeks ended July 25, 2004 and July 27, 2003 accounted for less than 1% of our revenues.

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

CRITICAL ACCOUNTING POLICIES

     Our accounting policies are more fully described in our Annual Report on Form 10-K for the fifty-two weeks ended April 25, 2004. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

PROPERTY AND EQUIPMENT

     We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review the performance of our individual restaurants to identify possible under performing operations that should be assessed for possible impairments of long-lived assets. In that regard, we recorded significant impairment charges during fiscal 2004 and depending on the success of our efforts to increase sales, we may take additional charges in the future if our sales at several of our restaurants do not increase to forecasted levels in future periods. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS

     We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of July 25, 2004, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 26, 2003, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of our goodwill in fiscal 2005 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

USE OF ESTIMATES

     The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Amounts reported in our Condensed Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by us, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We constantly re-evaluate these significant factors and make adjustments to estimates where facts and circumstances dictate.

     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Condensed Consolidated Balance Sheet. As of July 25, 2004 and July 27, 2003 total recorded insurance reserves were $1.8 million, which are included in accrued expenses on the accompanying balance sheet.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

STATEMENTS OF OPERATIONS DATA:

	Thirteen Weeks Ended
	July 25, 2004	July 27, 2003
Total revenues	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	36.1	35.6
Labor and benefits	32.6	32.6
Occupancy and other	25.9	22.6
Pre-opening expenses	—	0.3

Total cost of restaurant sales	94.6	91.1
Depreciation and amortization	4.9	5.0
General and administrative expenses	5.0	4.6

Total operating expenses	104.5	100.7

Operating loss	(4.5)	(0.7)
Total other expense	(2.2)	(2.3)

Loss before taxes	(6.7)	(3.0)
Income tax	—	—

Net loss	(6.7)%	(3.0)%

The following table sets forth for the periods indicated certain restaurant data.

RESTAURANT DATA:

	Thirteen Weeks Ended
	July 25, 2004	July 27, 2003
Company-owned restaurants:
Beginning of period	69	70
Opened	—	1
Closed	—	(1)

End of period	69	70

Franchised and licensed restaurants:
Beginning of period	11	9
Opened	—	1
Closed	—	—

End of period	11	10

Total restaurants:
Beginning of period	80	79
Opened	—	2
Closed	—	(1)

End of period	80	80

THIRTEEN WEEKS ENDED JULY 25, 2004 (“FISCAL YEAR 2005 FIRST QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JULY 27, 2003 (“FISCAL YEAR 2004 FIRST QUARTER”)

     Total revenues. Total revenues decreased $3.3 million, or 9.1%, from $36.2 million for Fiscal Year 2004 First Quarter to $32.9 million for Fiscal Year 2005 First Quarter. This decrease is primarily attributable to a reduction in sales at comparable restaurants, offset to some extent by the opening of two new restaurants in April and June 2003 and the closing of two restaurants in July 2003 and April 2004 as a result of the sale of the related property interests. Sales at comparable restaurants for Fiscal Year 2005 First Quarter decreased 7.2% compared with sales for Fiscal Year 2004 First Quarter. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in October 2003 and May 2004 as discussed below. Management believes that the decrease in headcount is primarily attributable to increased competition from new restaurants in many of the markets in which our restaurants operate, the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in expanded marketing initiatives, and the positive impact on sales realized from the introduction of a new menu during Fiscal Year 2004 First Quarter. A restaurant is considered comparable after its first 18 months of operation. Sales from the two restaurants opened in April and June 2003 totaled $0.8 million during the thirteen weeks ended July 25, 2004, compared to $1.0 million during the thirteen weeks ended July 27, 2003. Sales from restaurants closed in fiscal year 2004 were $0.2 million in Fiscal Year 2004 First Quarter. The Company did not open or close any company owned and operated restaurants during Fiscal Year 2005 First Quarter.

     Food and beverage. Food and beverage costs decreased $1.0 million, or 7.8%, to $11.9 million for Fiscal Year 2005 First Quarter from $12.9 million for Fiscal Year 2004 First Quarter. As a percentage of revenues, food and beverage costs increased by 0.5% to 36.1% for Fiscal Year 2005 First Quarter from 35.6% for Fiscal Year 2004 First Quarter. The decrease in dollars is attributable to the reduction in revenues. The increase as a percentage of revenues is primarily attributable to the significant increases in beef, dairy and produce prices as well as the impact of the new menu (introduced in June 2003) on produce and other food costs. The increase in meat and dairy costs, that began in March 2003 and was further negatively impacted by the Mad Cow Disease scare which closed the Canadian border from exporting any beef products, has continued to have a significant adverse impact on food costs. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the current sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an average price increase of approximately 3% based on the current sales mix at the time of the increase. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appeared to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs.

     Labor and benefits. Labor and benefits costs decreased $1.1 million, or 9.3%, to $10.7 million for Fiscal Year 2005 First Quarter from $11.8 million for Fiscal Year 2004 First Quarter. As a percentage of revenues, labor and benefits costs were 32.6% for both Fiscal Year 2005 First Quarter and Fiscal Year 2004 First Quarter.

     Occupancy and other. Occupancy and other costs increased $0.3 million, or 3.7%, to $8.5 million for Fiscal Year 2005 First Quarter from $8.2 million for Fiscal Year 2004 First Quarter. As a percentage of revenues, occupancy and other was 25.9% for Fiscal Year 2005 First Quarter versus 22.6% for Fiscal Year 2004 First Quarter. The increase, both in dollars and as a percentage of revenues, is primarily attributable to increased advertising and insurance expense, offset to some extent by reductions in direct operating expense and utility expense. Marketing expense for Fiscal Year 2005 First Quarter was $1.0 million, compared to $0.6 million for Fiscal Year 2004 First Quarter. The increase as a percentage of revenues is further impacted by the relatively fixed nature of rent and property taxes compared to reduced revenues. See “Outlook” below for a discussion of future occupancy costs as a result of the recently completed sale/leaseback of 11 properties.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 11.1%, to $1.6 million for the Fiscal Year 2005 First Quarter from $1.8 million for the Fiscal Year 2004 First Quarter. As a percentage of revenues, depreciation and amortization expense decreased 0.1% to 4.9% from 5.0% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to depreciation expense being discontinued on idle facilities and equipment as a result of closing restaurants, certain equipment becoming fully depreciated during the period, the sale and leaseback of the corporate headquarters building, and asset impairments recorded in fiscal year 2004 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.

     General and administrative. General and administrative costs were $1.7 million for both the Fiscal Year 2005 and 2004 First Quarters. As a percentage of revenues, general and administrative costs increased 0.4% from 4.6% for Fiscal Year 2004 First Quarter to 5.0% for Fiscal Year 2005 First Quarter. The increase as a percentage of revenues is the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.

     Interest expense, net. Total interest expense decreased $0.1 million, or 12.5%, to $0.7 million for Fiscal Year 2005 First Quarter from $0.8 million for Fiscal Year 2004 First Quarter. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods.

     Income taxes. The Company did not recognize a tax benefit relating to the operating loss for either Fiscal Year 2005 First Quarter or Fiscal Year 2004 First Quarter because management believes that it is not likely that all of its deferred tax assets will be realized in the future.

OUTLOOK

     The following discussion of our future operating results that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to Pages 4 and 7 of our Annual Report on Form 10-K for the fiscal year ended April 25, 2004, as well as to the other disclosures contained in the Annual Report on Form 10-K and in this Form 10-Q, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

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

     Recent events. In August and September 2004, a number of our restaurants were impacted by Hurricanes Charley and Frances, which initially hit the state of Florida and also affected certain other southern states. These hurricanes resulted in the temporary closure of many of our restaurants, particularly in the state of Florida. All of our restaurants are currently open and operating. The amount of business lost from interruptions of our operations and other potential impacts from these hurricanes has not yet been determined. The Company maintains property insurance, which includes business interruption insurance coverage, in regard to all of its restaurants, subject to a policy deductible of approximately $100,000 per event.

     Fiscal 2005 revenue. As discussed above, we opened one new restaurant in April 2003 and an additional new restaurant in June 2003. No additional new restaurants are currently being developed for fiscal 2005. The existing 69 company-owned restaurants will qualify as comparable restaurants during fiscal 2005. As discussed above, fiscal 2005 revenues have been impacted by hurricanes that have occurred in certain of the markets in which we operate, particularly the state of Florida, and may be further impacted by additional adverse weather conditions. In addition, sales from comparable restaurants declined during the first quarter of fiscal 2005, compared to the first quarter of fiscal 2004. Management currently believes that food and beverage sales for its comparable restaurants for fiscal 2005 will remain relatively flat and may decrease slightly compared to sales in fiscal 2004. This anticipated improvement as compared to the reduction in sales at comparable restaurants of 2.9% experienced between fiscal 2003 and fiscal 2004 and 6.0% reduction experienced between fiscal 2002 and fiscal 2003 is projected based upon the improvements that have recently been implemented that are designed to improve the dining experience of customers and the consistency in operations, as well as the anticipated impact of contemplated marketing initiatives and the menu enhancement and price increase that was implemented in fiscal 2004 and in May 2004.

     Management intends to continue to focus efforts on identifying opportunities during fiscal 2005 to expand its operations in relation to franchised restaurants. We believe that this represents a growth opportunity and would require significantly lower capital resources from us than the expansion of company-owned restaurants. This initiative is not expected to generate significant revenue or operating profit during fiscal 2005. Accordingly, revenue anticipated to be generated from royalty fees and other income is expected to be less than 1% of total revenues in fiscal 2005.

     Food and beverage costs. Similar to many competing restaurant concepts, we experienced a significant increase in food and beverage costs during fiscal 2004. This increase was primarily caused by the instances of Mad Cow Disease that were reported in Canada and the United States in 2003, which has had a significant negative impact on meat and dairy costs. Management has taken actions in an attempt to reduce the impact of these events including enhancing its menu, in part, to promote certain non-meat menu items, implementing a menu price increase in October 2003 and May 2004, negotiating arrangements to purchase certain meat products at fixed rates during fiscal 2005 and targeting certain marketing initiatives in an attempt to change our sales mix and increase sales of lower cost food items. Management cannot predict the duration of these cost increases or further impacts that may occur as a result of these events. However, it is presently anticipated that food and beverage costs will remain consistent with fiscal 2004 and may increase slightly in fiscal 2005.

     Labor and benefits. We experienced a decrease in labor and benefits costs in fiscal 2004 as a percent of revenues as compared to fiscal 2003. This decrease resulted from improved management of hourly labor, a decrease in the cost of providing medical benefits to employees due to plan design changes implemented in June 2003 and a decrease in the cost of workers’ compensation insurance due to a change to a guaranteed cost insurance program in January 2003 as compared to the significant claims incurred in fiscal 2003 under the previous self funded program. Management currently expects to realize a slight decrease in labor and benefit costs in fiscal 2005 of up to 0.5% of revenues compared to fiscal 2004 due primarily to the continued efficient management of hourly labor.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Note 4 to the Condensed Consolidated Financial Statements for a description of our current outstanding debt and capital and operating lease obligations. As of July 25, 2004, total minimum annual payments required under our note and lease obligations, including interest thereon, were $17.2 million.

     During the thirteen weeks ended July 25, 2004, our primary sources of working capital were cash provided by operations and the sale of food and beverage credits (see Note 8). During the fifty-two weeks ended April 25, 2004, we also collected $0.6 million in federal income tax refunds. Further, we have filed for approximately $0.1 million in additional federal and state income tax refunds in fiscal year 2004, which we collected subsequent to July 25, 2004.

     On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased from Sovereign under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.1 million of the net proceeds from the property sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.0 million). The net gain from the debt repayment will be reflected in our condensed consolidated financial statements in the second quarter of fiscal 2005. We also realized a gain on the sale of the properties of approximately $1.5 million, which will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.6 million will be used for working capital, including new marketing initiatives to promote our existing restaurants.

     We expect that our primary source of working capital for future periods will be cash flow from operations, net proceeds from the sale/leaseback, additional advance sales of food and beverage credits and possible additional debt and/or equity financing.

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

     The following table summarizes on a pro-forma basis (as if the sale-leaseback transaction had occurred on July 25, 2004) the Company’s future contractual cash obligations for the remainder of fiscal year 2005, each of the next four fiscal years and thereafter as of July 25, 2004 (dollars in thousands). See Note 4 for further information. Additionally, operating lease commitments include estimated common area maintenance.

	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt:
Principal	$1,743	$2,254	$2,069	$1,228	$—	$—	$7,294
Interest	254	241	126	18	—	—	639

Total	1,997	2,495	2,195	1,246	—	—	7,933
Capital lease debt:
Principal	821	1,054	1,089	415	331	1,397	5,107
Interest	290	343	267	220	190	418	1,728

Total	1,111	1,397	1,356	635	521	1,815	6,835
Operating leases	8,393	10,600	9,677	9,137	8,549	75,763	122,119
Other commitments	521	442	74	—	—	—	1,037

Total	$12,022	$14,934	$13,302	$11,018	$9,070	$77,578	$137,924

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by us or by our creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent we realize excess cash flow as described in Note 4.

     We did not open any new restaurants during the thirteen weeks ended July 25, 2004. We opened one new restaurant in fiscal year 2004 at a total cost of approximately $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended in fiscal year 2004. We do not currently have any additional new restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that we will be able to open additional restaurants. Capital requirements relating to the opening of new restaurants have in the past and, to the extent we elect to open new restaurants, may in the future be significant.

SUMMARY OF CASH FLOWS

     Cash provided by operating activities during the thirteen weeks ended July 25, 2004 was $1.6 million, compared with $2.4 million provided by operating activities during the thirteen weeks ended July 27, 2003. The primary sources of cash for each period were the net cash generated from operations and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company as well as collection of income tax refunds during the thirteen weeks ended July 27, 2003.

     Cash used in investing activities during the thirteen weeks ended July 25, 2004 was $0.3 million, compared to $0.8 million used during the thirteen weeks ended July 27, 2003. Cash used in investing activities in each period consisted of purchases of property, plant and equipment.

     Cash used in financing activities during the thirteen weeks ended July 25, 2004 was $1.3 million, compared to $1.4 million used during the thirteen weeks ended July 27, 2003. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations.

CAPITAL EXPENDITURES

     The Company did not open any new restaurants during the thirteen weeks ended July 25, 2004. The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

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

     In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward Looking Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with variable rate indebtedness which is subject to interest rate changes in the United States and Eurodollar markets. We do not currently use, and have not historically used, derivative financial instruments to hedge against such market interest rate risk. At July 25, 2004, we had approximately $0.8 million in variable rate indebtedness outstanding, representing approximately 2% of our total outstanding indebtedness. Such indebtedness was repaid in full in August 2004 from the proceeds of the sale-leaseback (see Note 4 to the Condensed Consolidated Financial Statements). Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 25, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the thirteen weeks ended July 25, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, we do not believe that any liability resulting from these proceedings will have a material adverse effect on our financial position, results of operations or business. See Note 5 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no changes in securities during the thirteen weeks ended July 25, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     There were no defaults upon senior securities during the thirteen weeks ended July 25, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No actions were submitted to a vote of our shareholders during the first quarter of fiscal 2005.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of September, 2004.

ROADHOUSE GRILL, INC.

By:	/s/ Michael C. Brant

Michael C. Brant
Executive Vice President of Finance
and Chief Financial Officer (Principal Financial Officer)