Form 10-Q
period 2004-10-24
ROADHOUSE GRILL INC
filed 2004-12-08
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended October 24, 2004

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
Yes [  ] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X ] No [  ]

     The number of shares of the registrant’s common stock outstanding as of December 7, 2004 was 29,220,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q
THIRTEEN WEEKS ENDED OCTOBER 24, 2004

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 24, 2004 and APRIL 25, 2004
(Dollars in thousands, except per share data)

	October 24, 2004	April 25, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,328	$1,181
Accounts receivable, net of allowance for doubtful accounts of $185 and $178 at October 24, 2004 and April 25, 2004, respectively	245	257
Income tax receivable	—	69
Inventory	1,006	1,024
Prepaid expenses	1,296	1,273

Total current assets	3,875	3,804
Property & equipment, net of accumulated depreciation of $51,318 and $54,221 at October 24, 2004 and April 25, 2004, respectively	29,076	49,512
Asset held for sale	800	800
Intangible assets, net of accumulated amortization of $838 and $816 at October 24, 2004 and April 25, 2004, respectively	1,824	1,846
Other assets	910	1,352

Total assets	$36,485	$57,314

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,344	$4,557
Accrued expenses	6,800	6,710
Restructuring accrual	157	159
Unearned revenue	1,986	863
Current portion of long-term debt	2,211	4,448
Current portion of capital lease obligations	1,640	1,119

Total current liabilities	16,138	17,856
Long-term debt	4,481	28,218
Capital lease obligations	3,794	4,279
Long-term portion of unearned revenue	2,606	225
Other non-current liabilities	2,176	1,928

Total liabilities	29,195	52,506
Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,972	55,953
Accumulated deficit	(49,559)	(52,022)

Total shareholders’ equity	7,290	4,808

Total liabilities and shareholders’ equity	$36,485	$57,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY SIX WEEKS ENDED OCTOBER 24, 2004 AND OCTOBER 26, 2003
(Unaudited, dollars in thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 24, 2004	October 26, 2003	October 24, 2004	October 26, 2003
Total revenues	$30,409	$33,395	$63,280	$69,620
Operating expenses:
Cost of restaurant sales:
Food and beverage	10,816	11,686	22,690	24,582
Labor and benefits	10,176	10,885	20,879	22,679
Occupancy and other	8,370	8,574	16,905	16,733
Pre-opening expenses	—	1	—	120

Total cost of restaurant sales	29,362	31,146	60,474	64,114
Depreciation and amortization	1,418	1,816	3,018	3,624
General and administrative expenses	1,598	1,629	3,251	3,301
Restructuring charge	—	(96)	—	(96)

Total operating expenses	32,378	34,495	66,743	70,943

Operating loss	(1,969)	(1,100)	(3,463)	(1,323)
Other income (expense):
(Loss) gain on sale/disposal of fixed assets	(5)	50	(8)	44
Gain on extinguishment of debt	7,102	—	7,102	—
Interest expense, net	(461)	(827)	(1,168)	(1,670)

Total other income (expense)	6,636	(777)	5,926	(1,626)
Income (loss) before income taxes	4,667	(1,877)	2,463	(2,949)
Income tax	—	—	—	—

Net income (loss)	$4,667	$(1,877)	$2,463	$(2,949)

Basic net income (loss) per common share:
Net income	$0.16	$(0.06)	$0.08	$(0.10)

Diluted net income (loss) per common share:
Net income (loss)	$0.16	$(0.06)	$0.08	$(0.10)

Weighted average common shares outstanding	29,220,663	29,220,663	29,220,663	29,220,663

Weighted average common shares and share equivalents outstanding — assuming dilution	29,220,663	29,220,663	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 24, 2004
(Unaudited, dollars in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 25, 2004	29,220,663	$877	$55,953	$(52,022)	$4,808
Net income	—	—	—	2,463	2,463
Vesting of stock options	—	—	19	—	19

Balance October 24, 2004	29,220,663	$877	$55,972	$(49,559)	$7,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 24, 2004 AND OCTOBER 26, 2003
(Unaudited, dollars in thousands)

	October 24, 2004	October 26, 2003
Cash flows from operating activities:
Net income (loss)	$2,463	$(2,949)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,018	3,624
Restructuring charges	—	(96)
Stock option expense	19	—
Net loss (gain) on sale/disposal of fixed assets	8	(44)
Gain on extinguishment of debt	(7,102)	—
Cash used for reorganization items	(6)	(120)
Changes in assets and liabilities:
Decrease in accounts receivable	12	21
Decrease in income tax receivable	69	663
Decrease in inventory	18	101
(Increase) decrease in prepaid expenses	(23)	657
Increase in other assets	(83)	(58)
(Decrease) increase in accounts payable	(1,213)	115
Decrease in restructuring accrual	(2)	(44)
Increase in unearned revenue	1,950	676
Increase (decrease) in accrued expenses	261	(511)

Net cash (used in) provided by operating activities	(611)	2,035

Cash flows from investing activities:
Net proceeds from sales of property and equipment	20,574	626
Purchases of property and equipment	(616)	(1,121)

Net cash provided by (used in) investing activities	19,958	(495)

Cash flows from financing activities:
Repayment of long-term debt	(18,444)	(2,703)
Payments on capital lease obligations	(756)	(754)

Net cash used in financing activities	(19,200)	(3,457)

Increase (decrease) in cash and cash equivalents	147	(1,917)
Cash and cash equivalents at beginning of period	1,181	2,956

Cash and cash equivalents at end of period	$1,328	$1,039

Supplementary disclosures:
Interest paid	$1,049	$1,668

Income taxes paid	$—	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of October 24, 2004, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina.

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

(3) LIQUIDITY

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments. As of October 24, 2004, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $16.7 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company did not open any new restaurants during the thirteen weeks ended October 24, 2004. The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, $0.4 million of which was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

     During the thirteen weeks ended October 24, 2004, the Company’s primary sources of working capital were proceeds from the sale and leaseback of eleven locations (see discussion below and Note 4),

cash provided by operations and proceeds from the sale of food and beverage credits (see Note 9). During the fifty-two weeks ended April 25, 2004, the Company also collected $0.6 million in federal income tax refunds. Further, the Company filed for approximately $0.1 million in additional federal and state income tax refunds during fiscal year 2004. These additional tax refunds were collected during the thirteen weeks ended October 24, 2004.

     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company, (“Sovereign”), involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The Company used $18.3 million of the net proceeds from the property sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million). The remaining net proceeds from the sale of approximately $3.5 million are being used for working capital (see Note 4 for information regarding the sale/leaseback transaction).

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

     The following table summarizes the Company’s future contractual cash obligations for the remainder of fiscal year 2005, each of the next four fiscal years and thereafter as of October 24, 2004 (dollars in thousands) (see Note 5 for further information regarding these obligations). Operating lease commitments include estimated common area maintenance expenses.

	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt:
Principal	$1,096	$2,259	$2,075	$1,239	$17	$6	$6,692
Interest	163	243	128	20	1	—	555

Total	1,259	2,502	2,203	1,259	18	6	7,247
Capital lease debt:
Principal	1,140	1,054	1,105	404	339	1,392	5,434
Interest	168	290	229	198	168	358	1,411

Total	1,308	1,344	1,334	602	507	1,750	6,845
Operating leases	5,765	10,833	9,958	9,421	8,835	75,779	120,591
Other commitments	347	442	74	—	—	—	863

Total	$8,679	$15,121	$13,569	$11,282	$9,360	$77,535	$135,546

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow as described in Note 5. As described above and in Note 4, on August 6, 2004, the Company executed a sale and leaseback of eleven of its restaurant properties. As a result of this transaction, the Company’s minimum annual note and lease obligations have been reduced by approximately $1.7 million for each of fiscal years 2005 through 2009 and total obligations thereafter have increased by approximately $33.8 million.

(4) ASSET SALE/LEASEBACK

     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign, involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million). The net gain from the debt repayment is reflected in the Company’s Condensed Consolidated Statement of Operations for the thirteen weeks ended October 24,

2004. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the accompanying Condensed Consolidated Balance Sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million are being used for working capital.

(5) LONG-TERM DEBT

     As of October 24, 2004, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	$1,019	$612
Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	2,370	1,099
Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $40 are due through September 2009.	1,092	500

Total long-term debt	$4,481	$2,211

     The carrying amount of property and equipment and asset held for sale used as collateral was zero and approximately $47.4 million at October 24, 2004 and April 25, 2004, respectively.

     The debt agreements resulting from the Company’s 2002 bankruptcy proceedings may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.

     On August 6, 2004, the Company executed a sale and leaseback transaction involving eleven of the restaurant properties that were previously owned. The net proceeds of the transaction were used, in part, to repay $24.6 million of debt, including all of the debt previously owed to Finova Capital Corporation and U. S. Mortgage LLC. See further discussion at Note 4.

(6) COMMITMENTS AND CONTINGENCIES

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

GUARANTOR OF EQUIPMENT LEASES

     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, the Company believes that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases, and recently filed a petition under Chapter 11, which has now been converted into a Chapter 7 proceeding. The balance of the remaining lease payments due was approximately $1.0 million as of October 24, 2004. The leases are collateralized by the leased equipment and certain leasehold improvements. The Company cannot predict the outcome of the proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, has provided no reserve for any possible obligations that may arise relating to these proceedings.

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

(7) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Please see the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended April 25, 2004 for a full discussion of the Company’s related party transactions.

(8) NET INCOME (LOSS) PER COMMON SHARE (“EPS”)

     Basic net income (loss) per common share equals net income (loss) divided by the weighted average shares outstanding during the period. The computation of diluted net loss per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 24, 2004			October 24, 2004
	Net Income	Shares	Amount	Net Income	Shares	Amount
BASIC EPS
Net income available to common shareholders	$4,667	29,220,663	$0.16	$2,463	29,220,663	$0.08
EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$4,667	29,220,663	$0.16	$2,463	29,220,663	$0.08

     Options to purchase 1,395,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen and twenty six weeks ended October 24, 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 26, 2003			October 26, 2003
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS
Net loss available to common shareholders	$(1,877)	29,220,663	$(0.06)	$(2,949)	29,220,663	$(0.10)
EFFECT OF DILLUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(1,877)	29,220,663	$(0.06)	$(2,949)	29,220,663	$(0.10)

     No options to purchase shares of common stock were outstanding during the thirteen and twenty six weeks ended October 26, 2003.

(9) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS

     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which was recorded in the Condensed Consolidated Balance Sheet as unearned revenue. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Condensed Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. As of October 24, 2004, all food and beverage credits sold to the Rewards Company under the original agreement have been used. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company expects to receive $3.0 million in exchange for the sale of additional food and beverage credits, of which $1.5 million was received upon execution of the renewed agreement, $1.0 million was received during the thirteen weeks ended October 24, 2004 and $0.5 million is expected to be received in fiscal year 2006. As of October 24, 2004 and April 25, 2004, the unearned revenue related to this program was $2.2 million and $0.4 million, respectively.

(10) IMPACT OF HURRICANES

     In August and September 2004, a number of the Company’s restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to certain of the Company’s properties and resulted in the temporary closure of a number of the Company’s restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, the Company lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Excluding these days for those restaurants that were impacted by the hurricanes, same restaurant sales for the thirteen weeks ended October 24, 2004 were 3.8% less than the comparable period in fiscal 2004. Also, as a result of these hurricanes, the Company incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. The Company has filed insurance claims under its property insurance policy for these losses. The insurance policy includes deductibles, which will be applied to each hurricane. These insurance claims are currently being processed. As of the date of this filing, the net amount of proceeds that will ultimately be received from the Company’s insurance carrier has not been determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF HURRICANES

     In August and September 2004, a number of the Company’s restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to certain of the Company’s properties and resulted in the temporary closure of a number of the Company’s restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, the Company lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Excluding these days for those restaurants that were impacted by the hurricanes, same restaurant sales for the thirteen weeks ended October 24, 2004 were 3.8% less than the comparable period in fiscal 2004. Also, as a result of these hurricanes, the Company incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. The Company has filed insurance claims under its property insurance policy for these losses. The insurance policy includes deductibles, which will be applied to each hurricane. These insurance claims are currently being processed. As of the date of this filing, the net amount of proceeds that will ultimately be received from the Company’s insurance carrier has not been determined.

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

     Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:

•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to comply with the terms of our debt instruments, operating leases and capital leases;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business, resulting from having 34 of our 69 Company-owned restaurants in Florida;

•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates;

•	The future relisting of our common stock on a recognized securities market and the development of a market for our common stock;

•	Our ability to develop our restaurant concept and business beyond our existing configuration of restaurants, including the availability of financing to support future growth, our ability to find suitable locations for new restaurants and the costs associated with opening new restaurants; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets which we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.

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

GENERAL

     We operate, franchise and license high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” As of October 24, 2004, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have 11 franchised or licensed restaurants.

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

     During the last year, we have revamped our menu, made additional investments in the recruiting and training of our restaurant managers and directors of operations, entered into a long-term program with a loyalty and rewards company that we believe will help to market our restaurants, taken steps to reduce our costs and attempted to pass a portion of the increased food costs on to our customers, all in an effort to return our company to profitability. There can be no assurance that these efforts will produce their desired results.

SALE/LEASEBACK

     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign, involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million). The net gain from the debt repayment is reflected in the Company’s accompanying Condensed Consolidated Statement of Operations for the thirteen weeks ended October 24, 2004. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the accompanying Condensed Consolidated Balance Sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million are being used for working capital.

OVERVIEW

     Our revenues are derived primarily from the sale of food and beverages. During each of the thirteen weeks ended October 24, 2004 and October 26, 2003, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in each of the second fiscal quarters of 2005 and 2004. Franchise and management fees during the thirteen weeks ended October 24, 2004 and October 26, 2003 accounted for less than 1% of our revenues.

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

INTANGIBLE ASSETS

     We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of October 24, 2004, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 24, 2004, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of our goodwill in future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

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

     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Condensed Consolidated Balance Sheet. As of both October 24, 2004 and October 26, 2003, total recorded insurance reserves were $1.6 million, which are included in accrued expenses on the accompanying balance sheet.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	35.6	35.0	35.9	35.3
Labor and benefits	33.5	32.6	33.0	32.6
Occupancy and other	27.5	25.7	26.7	24.1
Pre-opening expenses	—	—	—	—

Total cost of restaurant sales	96.6	93.3	95.6	92.0
Depreciation and amortization	4.7	5.4	4.8	5.2
General and administrative expenses	5.3	4.8	5.1	4.7
Restructuring charge	—	(0.3)	—	(0.1)

Total operating expenses	106.6	103.2	105.5	101.8

Operating loss	(6.6)	(3.2)	(5.5)	(1.8)
Other income (expense):
Loss (gain) on sale/disposal of fixed Assets	—	(0.1)	—	—
Gain on extinguishment of debt	23.4	—	11.2	—
Interest expense, net	(1.5)	(2.5)	(1.8)	(2.4)

Total other income (expense)	21.9	(2.4)	9.4	(2.4)
Income (loss) before income taxes	15.3	(5.6)	3.9	(4.2)
Income tax	—	—	—	—

Net income (loss)	15.3%	(5.6)%	3.9%	(4.2)%

The following table sets forth for the periods indicated certain restaurant data:

RESTAURANT DATA:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 24,	October 26,	October 24,	October 26,
	2004	2003	2004	2003
Company-owned restaurants:
Beginning of period	69	70	69	70
Opened	—	—	—	1
Closed	—	—	—	(1)

End of period	69	70	69	70
Franchised and licensed restaurants:
Beginning of period	11	10	11	9
Opened	—	—	—	1
Closed	—	—	—	—

End of period	11	10	11	10

Total restaurants:
Beginning of period	80	80	80	79
Opened	—	—	—	2
Closed	—	—	—	(1)

End of period	80	80	80	80

THIRTEEN WEEKS ENDED OCTOBER 24, 2004 (“FISCAL YEAR 2005 SECOND QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 26, 2003 (“FISCAL YEAR 2004 SECOND QUARTER”)

     Total revenues. Total revenues decreased $3.0 million, or 9.1%, from $33.4 million for Fiscal Year 2004 Second Quarter to $30.4 million for Fiscal Year 2005 Second Quarter. This decrease is primarily attributable to lost revenues resulting from the hurricanes (estimated to be approximately $1.3 million), a reduction in sales generally at comparable restaurants (including sales indirectly lost due to the impact of the hurricanes on customer dining habits during the six weeks over which the four storms occurred) and the closing of two restaurants in July 2003 and April 2004 as a result of the sale of the related property interests. For the same reasons, sales at comparable restaurants for Fiscal Year 2005 Second Quarter decreased 7.7% compared with sales for Fiscal Year 2004 Second Quarter. Removing the estimated impact of the hurricanes, same restaurant sales for the thirteen weeks ended October 24, 2004 were 3.8% below those for the comparable period in fiscal 2004. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in October 2003 and May 2004 as discussed below. Management believes that the decrease in headcount is also attributable to increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in expanded marketing initiatives. A restaurant is considered comparable after its first 18 months of operation. Sales from restaurants closed in fiscal year 2004 were $0.3 million in Fiscal Year 2004 Second Quarter. The Company did not open or close any Company-owned restaurants during Fiscal Year 2005 Second Quarter.

     Food and beverage. Food and beverage costs decreased $0.9 million, or 7.7%, to $10.8 million for Fiscal Year 2005 Second Quarter from $11.7 million for Fiscal Year 2004 Second Quarter. As a percentage of revenues, food and beverage costs increased by 0.6% to 35.6% for Fiscal Year 2005 Second Quarter from 35.0% for Fiscal Year 2004 Second Quarter. The decrease in dollars is attributable to the reduction in revenues. The increase as a percentage of revenues is primarily attributable to increases in beef, dairy and produce prices. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an additional average price increase of approximately 3% based on the sales mix at the time of the increase. In addition, we have attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appear to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs.

     Labor and benefits. Labor and benefits costs decreased $0.7 million, or 6.4%, to $10.2 million for Fiscal Year 2005 Second Quarter from $10.9 million for Fiscal Year 2004 Second Quarter. As a percentage of revenues, labor and benefits costs increased to 33.5% for Fiscal Year

2005 Second Quarter from 32.6% for Fiscal Year 2004 Second Quarter. The increase as a percentage of revenues is due to the impact of the decline in revenues and the fixed nature of a significant portion of labor and benefits.

     Occupancy and other. Occupancy and other costs decreased $0.2 million, or 2.3%, to $8.4 million for Fiscal Year 2005 Second Quarter from $8.6 million for Fiscal Year 2004 Second Quarter. As a percentage of revenues, occupancy and other was 27.5% for Fiscal Year 2005 Second Quarter versus 25.7% for Fiscal Year 2004 Second Quarter. The decrease in dollars is primarily attributable to a decrease in marketing expense, offset to some extent by increased rent as a result of the sale/leaseback of 11 properties during the Fiscal Year 2005 Second Quarter. Marketing expense for Fiscal Year 2005 Second Quarter was $0.5 million, compared to $1.0 million for Fiscal Year 2004 Second Quarter. The increase as a percentage of revenues is primarily attributable to the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues. See “Outlook” below for a discussion of future occupancy costs as a result of the recently completed sale/leaseback of 11 properties.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million, or 22.2%, to $1.4 million for the Fiscal Year 2005 Second Quarter from $1.8 million for the Fiscal Year 2004 Second Quarter. As a percentage of revenues, depreciation and amortization expense decreased 0.7% to 4.7% from 5.4% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to certain equipment becoming fully depreciated during the period, the sale and leaseback of 12 properties including the corporate headquarters building during these periods, and asset impairments recorded in fiscal year 2004 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.

     General and administrative. General and administrative costs were $1.6 million for both the Fiscal Year 2005 and 2004 Second Quarters. As a percentage of revenues, general and administrative costs increased 0.5% from 4.8% for Fiscal Year 2004 Second Quarter to 5.3% for Fiscal Year 2005 Second Quarter. The increase as a percentage of revenues is the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.

     Gain on extinguishment of debt. During the thirteen weeks ended October 24, 2004, we recognized a $7.1 million gain relating to the repayment of debt at a discounted amount resulting from the use of a portion of the net proceeds of the sale/leaseback of 11 properties. See further discussion above.

     Interest expense, net. Total interest expense decreased $0.3 million, or 37.5%, to $0.5 million for Fiscal Year 2005 Second Quarter from $0.8 million for Fiscal Year 2004 Second Quarter. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the sale/leaseback transaction.

     Income taxes. We did not recognize a tax liability relating to the operating income for Fiscal Year 2005 Second Quarter due to the existence of federal and state income tax loss carryforwards. We did not recognize a tax benefit relating to the operating loss for Fiscal Year

2004 Second Quarter because management believes that it is not likely that all of our deferred tax assets will be realized in the future.

TWENTY SIX WEEKS ENDED OCTOBER 24, 2004 (“FISCAL YEAR 2005 FIRST AND SECOND QUARTERS”) COMPARED TO THE TWENTY SIX WEEKS ENDED OCTOBER 26, 2003 (“FISCAL YEAR 2004 FIRST AND SECOND QUARTERS”)

     Total revenues. Total revenues decreased $6.3 million, or 9.1%, from $69.6 million for Fiscal Year 2004 First and Second Quarters to $63.3 million for Fiscal Year 2005 First and Second Quarters. This decrease is primarily attributable to the lost revenues resulting from the hurricanes (estimated to be approximately $1.3 million), a reduction in sales generally at comparable restaurants (including sales indirectly lost due to the impact of the hurricanes on customer dining habits during the six weeks over which the four storms occurred) and the closing of two restaurants in July 2003 and April 2004 as a result of the sale of the related property interests. For the same reasons, sales at comparable restaurants for Fiscal Year 2005 First and Second Quarters decreased 7.5% compared with sales for Fiscal Year 2004 First and Second Quarters. Removing the estimated impact of the hurricanes, same restaurant sales for the twenty six weeks ended October 24, 2004 were 5.6% below those for the comparable period in fiscal 2004. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in October 2003 and May 2004 as discussed below. Management believes that the decrease in headcount is also attributable to increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in expanded marketing initiatives. A restaurant is considered comparable after its first 18 months of operation. Sales from restaurants closed in fiscal year 2004 were $0.9 million in the Fiscal Year 2004 First and Second Quarters. The Company did not open or close any Company- owned restaurants during the Fiscal Year 2005 First and Second Quarters.

     Food and beverage. Food and beverage costs decreased $1.9 million, or 7.7%, to $22.7 million for Fiscal Year 2005 First and Second Quarters from $24.6 million for Fiscal Year 2004 First and Second Quarters. As a percentage of revenues, food and beverage costs increased by 0.6% to 35.9% for Fiscal Year 2005 First and Second Quarters from 35.3% for Fiscal Year 2004 First and Second Quarters. The decrease in dollars is attributable to the reduction in revenues. The increase as a percentage of revenues is primarily attributable to increases in beef, dairy and produce prices. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an additional average price increase of approximately 3% based on the sales mix at the time of the increase. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appear to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs.

     Labor and benefits. Labor and benefits costs decreased $1.8 million, or 7.9%, to $20.9 million for Fiscal Year 2005 First and Second Quarters from $22.7 million for Fiscal Year 2004 First and Second Quarters. As a percentage of revenues, labor and benefits costs increased 0.4% to 33.0% for Fiscal Year 2005 First and Second Quarters from 32.6% for Fiscal Year 2004 First and Second Quarters. The increase as a percentage of revenues is due to the impact of the decline in revenues and the fixed nature of a significant portion of labor and benefits.

     Occupancy and other. Occupancy and other costs increased $0.2 million, or 1.2%, to $16.9 million for Fiscal Year 2005 First and Second Quarters from $16.7 million for Fiscal Year 2004 First and Second Quarters. As a percentage of revenues, occupancy and other was 26.7% for Fiscal Year 2005 First and Second Quarters compared to 24.1% for Fiscal Year 2004 First and Second Quarters. The increase, both in dollars and as a percentage of revenues, is primarily attributable to increased rent as a result of the sale/leaseback, offset to some extent by reductions in insurance expense. The increase as a percentage of revenues is further impacted by the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues. See “Outlook” below for a discussion of future occupancy costs as a result of the recently completed sale/leaseback of 11 properties.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million, or 16.7%, to $3.0 million for the Fiscal Year 2005 First and Second Quarters from $3.6 million for the Fiscal Year 2004 First and Second Quarters. As a percentage of revenues, depreciation and amortization expense decreased 0.4% to 4.8% from 5.2% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to certain equipment becoming fully depreciated during the period, the sale and leaseback of 12 properties including the corporate headquarters building during these periods, and asset impairments recorded in fiscal year 2004 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.

     General and administrative. General and administrative costs were $3.3 million for both the Fiscal Year 2005 and 2004 First and Second Quarters. As a percentage of revenues, general and administrative costs increased 0.4% from 4.7% for Fiscal Year 2004 First and Second Quarters to 5.1% for Fiscal Year 2005 First and Second Quarters. The increase as a percentage of revenues is the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.

     Gain on extinguishment of debt. During the twenty six weeks ended October 24, 2004, we recognized a $7.1 million gain relating to the repayment of debt at a discounted amount resulting from the use of a portion of the net proceeds of the sale/leaseback of 11 properties. See further discussion above.

     Interest expense, net. Total interest expense decreased $0.5 million, or 29.4%, to $1.2 million for Fiscal Year 2005 First and Second Quarters from $1.7 million for Fiscal Year 2004 First and Second Quarters. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the sale/leaseback transaction.

     Income taxes. We did not recognize a tax liability relating to the operating income for Fiscal Year 2005 First and Second Quarters due to the existence of federal and state income tax loss carryforwards. We did not recognize a tax benefit relating to the operating loss for Fiscal Year 2004 First and Second Quarters because management believes that it is not likely that all of our deferred tax assets will be realized in the future.

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

     As of the date of this Quarterly Report on Form 10-Q, the economy has shown recent signs of strengthening, however concerns still exist as to the strength of consumer spending due to the economic downturn and world events, including terrorism and the conflict in the Middle East. Our revenue projections assume that current spending trends do not worsen during fiscal 2005. Actual results in fiscal 2005 could vary significantly as a result of changes in consumer spending and the economy in general.

     Fiscal 2005 revenue. As discussed above, no additional new restaurants are currently being developed for fiscal 2005. The existing 69 Company-owned restaurants will qualify as comparable restaurants during fiscal 2005. As discussed above, fiscal 2005 revenues have been significantly adversely impacted by hurricanes that occurred in certain of the markets in which we operate, particularly the state of Florida. Excluding the estimated effects of the hurricanes on the second quarter of fiscal 2005, sales from comparable restaurants declined during the first and second quarters of fiscal 2005 compared to the first and second quarters of fiscal 2004 by 7.2% and 3.8%, respectively. Management intended to use a portion of the net proceeds received from the sale/leaseback transaction to invest in additional marketing for its restaurants, in an effort to improve future revenues. However, the financial impact of the hurricanes as well as the continued decline in sales has required the Company to use a portion of these proceeds for working capital purposes. Following the sale/leaseback, management has developed and implemented certain programs including a new local restaurant marketing program, a modified incentive compensation program for its employees and changes in the hiring and training of restaurant employees. In addition, management developed a new menu insert that included the introduction of certain new menu items. While management believes that these new programs and changes will improve its operations, there can be no assurance as to whether or how quickly these changes will improve revenues. Based on the above, management currently expects sales at comparable restaurants for the remainder of fiscal 2005 to decrease as compared to the prior fiscal year.

     Management believes that identifying opportunities to expand its operations in relation to franchised restaurants represents a growth opportunity and would require significantly lower capital resources from us than the expansion of Company-owned restaurants. However, these initiatives are not expected to generate significant revenue or operating profit during fiscal 2005. Accordingly, revenue anticipated to be generated from royalty fees and other income is expected to be less than 1% of total revenues in fiscal 2005.

     Food and beverage costs. Similar to many competing restaurant concepts, we experienced a significant increase in food and beverage costs during fiscal 2004, which has continued into fiscal 2005. This increase was primarily caused by the instances of Mad Cow Disease that were reported in Canada and the United States in 2003, which has had a significant negative impact on meat and dairy costs. Management has taken actions in an attempt to reduce the impact of these events including enhancing its menu, in part, to promote certain non-meat menu items, implementing a menu price increase in October 2003 and May 2004, negotiating arrangements to purchase certain meat products at fixed rates during fiscal 2005 and targeting certain marketing initiatives in an attempt to change our sales mix and increase sales of lower cost food items. Management cannot predict the duration of these cost increases or further impacts that may occur as a result of these events. However, it is presently anticipated that food and beverage costs will remain consistent with fiscal 2004 and may increase slightly in fiscal 2005.

     Labor and benefits. We experienced a decrease in labor and benefits costs in fiscal 2004 as a percent of revenues as compared to fiscal 2003. This decrease resulted from improved management of hourly labor, a decrease in the cost of providing medical benefits to employees due to plan design changes implemented in June 2003 and a decrease in the cost of workers’ compensation insurance due to a change to a guaranteed cost insurance program in January 2003 as compared to the significant claims incurred in fiscal 2003 under the previous self funded program. However, due to the decline in revenues during the first two quarters of fiscal 2005 as compared to fiscal 2004 and the generally fixed nature of labor and benefits, these costs have increased slightly during the twenty six weeks ended October 24, 2004 as a percentage of revenues. Management currently expects labor and benefit costs as a percentage of revenues to increase slightly in fiscal 2005 compared to fiscal 2004 due primarily to the decline in revenues.

     Occupancy and other. As a result of the sale and leaseback transaction entered into in August 2004 (see Note 4 to the Condensed Consolidated Financial Statements), we will incur additional rent expense in fiscal 2005 of approximately $2.2 million. Partially offsetting this increase will be reduced costs as a result of the expected conversion of certain equipment leases from operating leases to capital leases in fiscal 2005. Due to these factors, and the fixed nature of certain occupancy and other expenses, management presently expects occupancy and other expenses as a percentage of revenues to increase approximately two percent in fiscal 2005 compared to fiscal 2004.

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

     General and administrative expenses. General and administrative expenses have declined over the last two years due to cost control initiatives and a reduction in legal and professional expenses. Also, during fiscal 2004, we made additional investments in training for our restaurant managers and in our regional supervisors in order to improve the oversight of restaurant operations and enhance the effectiveness of operational improvements. As a result of these continued investments as well as the increase in rent expense to be incurred in fiscal 2005 resulting from the transaction executed in December 2003 relating to the sale and leaseback of the corporate headquarters building, management currently expects that our general and administrative expenses will increase slightly compared to fiscal 2004.

     Total other expense. Based on the current debt and capital lease obligations outstanding, the significant debt payments made in fiscal 2004, and the debt payments made in connection with the recent sale and leaseback transaction, we presently anticipate that total other expense excluding the gain recognized on extinguishment of debt in the second quarter of fiscal 2005, which is primarily comprised of interest expense, will decrease significantly in fiscal 2005 and will total approximately $1.5 million in fiscal 2005.

     Income tax (benefit) expense. Due to the existence of federal and state income tax loss carryforwards, we do not currently anticipate that any significant income tax expense or benefits will be recorded or realized in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements (see Note 3 to the Condensed Consolidated Financial Statements for a description of our current outstanding debt and capital and operating lease obligations). As of October 24, 2004, total minimum annual payments required under our note and lease obligations, including interest thereon, were $16.7 million.

     During the twenty six weeks ended October 24, 2004, our primary sources of working capital were proceeds of the sale/leaseback of 11 properties, cash provided by operations and proceeds from the sale of food and beverage credits (see Note 9 to the Condensed Consolidated Financial Statements). During the fifty-two weeks ended April 25, 2004, we also collected $0.6 million in federal income tax refunds. Further, we filed for approximately $0.1 million in additional federal and state income tax refunds in fiscal year 2004, which we collected during the twenty six weeks ended October 24, 2004.

     On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the property sale to pay expenses related to the transaction and to repay

$24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million). The net gain from the debt repayment is reflected in our Condensed Consolidated Statement of Operations for the thirteen weeks ended October 24, 2004. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the accompanying Condensed Consolidated Balance Sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million are being used for working capital.

     We expect that our primary source of working capital for future periods will be cash flow from operations, additional advance sales of food and beverage credits and possible additional debt and/or equity financing.

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

     We did not open any new restaurants during the twenty six weeks ended October 24, 2004. We opened one new restaurant in fiscal year 2004 at a total cost of approximately $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended in fiscal year 2004. We do not currently have any additional new restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that we will be able to open additional restaurants. Capital requirements relating to the opening of new restaurants have in the past and, to the extent we elect to open new restaurants, may in the future be significant.

SUMMARY OF CASH FLOWS

     Cash used in operating activities during the twenty six weeks ended October 24, 2004 was $0.6 million, compared with $2.0 million provided by operating activities during the twenty six weeks ended October 26, 2003. The primary use of cash during the twenty six weeks ended October 24, 2004 was payment of accounts payable. The primary sources of cash for each period were the net cash generated from operations and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company as well as collection of income tax refunds during the twenty six weeks ended October 26, 2003.

     Cash provided by investing activities during the twenty six weeks ended October 24, 2004 was $20.0 million, compared to $0.5 million used in investing activities during the twenty six weeks ended October 26, 2003. Sources of cash provided by investing activities during each period consisted of proceeds from sales of property and equipment. Cash used by investing activities during each period consisted of purchases of property, plant and equipment.

     Cash used in financing activities during the twenty six weeks ended October 24, 2004 was $19.2 million, compared to $3.5 million used during the twenty six weeks ended October 26, 2003. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations, including early debt payments from proceeds of the sale/leaseback transaction during the twenty six weeks ended October 24, 2004.

CAPITAL EXPENDITURES

     The Company did not open any new restaurants during the twenty six weeks ended October 24, 2004. The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2005. At this time, it is expected that the cash required to develop new restaurants beyond fiscal 2005, if any, will be funded from operations. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants.

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

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 24, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the thirteen weeks ended October 24, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, we do not believe that any liability resulting from these proceedings will have a material adverse effect on our financial position, results of operations or business. See Note 6 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of December, 2004.

ROADHOUSE GRILL, INC.
By:	/s/ Michael C. Brant
Michael C. Brant
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)