Form 10-Q
period 2005-01-23
ROADHOUSE GRILL INC
filed 2005-03-09
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Thirteen Weeks Ended January 23, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

COMMON STOCK, PAR VALUE $0.03 PER SHARE

(Title of Class)

     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     The number of shares of the registrant’s common stock outstanding as of March 8, 2005 was 29,220,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-Q
THIRTEEN WEEKS ENDED JANUARY 23, 2005

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 23, 2005 and APRIL 25, 2004
(Dollars in thousands, except per share data)

	January 23, 2005	April 25, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$844	$1,181
Accounts receivable, net of allowance for doubtful accounts of $188 and $178 at January 23, 2005 and April 25, 2004, respectively	302	257
Income tax receivable	—	69
Inventory	1,096	1,024
Prepaid expenses	1,007	1,273

Total current assets	3,249	3,804
Property & equipment, net of accumulated depreciation of $52,953 and $54,221 at January 23, 2005 and April 25, 2004, respectively	27,646	49,512
Asset held for sale	800	800
Intangible assets, net of accumulated amortization of $849 and $816 at January 23, 2005 and April 25, 2004, respectively	1,813	1,846
Other assets	918	1,352

Total assets	$34,426	$57,314

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,695	$4,557
Accrued expenses	7,719	6,710
Restructuring accrual	156	159
Unearned revenue	2,629	863
Current portion of long-term debt	2,231	4,448
Current portion of capital lease obligations	1,334	1,119

Total current liabilities	17,764	17,856
Long-term debt	3,913	28,218
Capital lease obligations	3,710	4,279
Long-term portion of unearned revenue	2,381	225
Other non-current liabilities	2,246	1,928

Total liabilities	30,014	52,506

Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,972	55,953
Accumulated deficit	(52,437)	(52,022)

Total shareholders’ equity	4,412	4,808

Total liabilities and shareholders’ equity	$34,426	$57,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY NINE WEEKS ENDED JANUARY 23, 2005 AND JANUARY 25, 2004
(Unaudited, dollars in thousands, except per share data)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 23, 2005	January 25, 2004	January 23, 2005	January 25, 2004
Total revenues	$30,978	$32,950	$94,258		$102,570

Operating expenses:
Cost of restaurant sales:

Food and beverage	11,228	11,655	33,918		36,237

Labor and benefits	10,728	10,890	31,607		33,568

Occupancy and other	8,214	7,979	25,119		24,712

Pre-opening expenses	—	—	—		120

Total cost of restaurant sales	30,170	30,524	90,644		94,637

Depreciation and amortization	1,666	1,752	4,684		5,376

General and administrative expenses	1,666	1,463	4,917		4,765

Asset impairment	157	—	157		—

Restructuring charge	—	—	—		(96)

Total operating expenses	33,659	33,739	100,402		104,682

Operating loss	(2,681)	(789)	(6,144)		(2,112)

Other income (expense):

(Loss) gain on sale/disposal of fixed assets	(9)	(2)	(17)		42

Gain on extinguishment of debt	—	—	7,102		—

Interest expense, net	(188)	(803)	(1,356)		(2,473)

Total other income (expense)	(197)	(805)	5,729		(2,431)

Loss before income taxes	(2,878)	(1,594)	(415)		(4,543)

Income tax	—	—	—		—

Net loss	$(2,878)	$(1,594)	$(415)		$(4,543)

Basic net loss per common share:

Net loss	$(0.10)	$(0.05)	$(0.01)	$	(0.16)

Diluted net loss per common share:

Net loss	$(0.10)	$(0.05)	$(0.01)	$	(0.16)

Weighted average common shares
Outstanding	29,220,663	29,220,663	29,220,663		29,220,663

Weighted average common shares and share
Equivalents outstanding – assuming dilution	29,220,663	29,220,663	29,220,663		29,220,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THIRTY NINE WEEKS ENDED JANUARY 23, 2005
(Unaudited, dollars in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, April 25, 2004	29,220,663	$877	$55,953	$(52,022)	$4,808
Net loss	—	—	—	(415)	(415)
Vesting of stock options	—	—	19	—	19

Balance, January 23, 2005	29,220,663	$877	$55,972	$(52,437)	$4,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY NINE WEEKS ENDED JANUARY 23, 2005 AND JANUARY 25, 2004
(Unaudited, dollars in thousands)

	January 23, 2005	January 25, 2004
Cash flows from operating activities:
Net loss	$(415)	$(4,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,684	5,376
Asset impairment	157	—
Restructuring charges	—	(96)
Stock option expense	19	—
Net loss (gain) on sale/disposal of fixed assets	17	(42)
Gain on extinguishment of debt	(7,102)	—
Cash used for reorganization items	(6)	(167)

Changes in assets and liabilities:
Increase in accounts receivable	(45)	(34)
Decrease in income tax receivable	69	666
(Increase) decrease in inventory	(72)	78
Decrease in prepaid expenses	266	507
Increase in other assets	(92)	(255)
(Decrease) increase in accounts payable	(862)	63
Decrease in restructuring accrual	(3)	(54)
Increase in unearned revenue	2,283	889
Increase in accrued expenses	1,332	760

Net cash provided by operating activities	230	3,148

Cash flows from investing activities:
Net proceeds from sales of property and equipment	20,574	3,404
Purchases of property and equipment	(852)	(1,295)

Net cash provided by investing activities	19,722	2,109

Cash flows from financing activities:
Repayment of long-term debt	(18,992)	(5,192)
Payments on capital lease obligations	(1,297)	(1,032)

Net cash used in financing activities	(20,289)	(6,224)

Decrease in cash and cash equivalents	(337)	(967)
Cash and cash equivalents at beginning of period	1,181	2,956

Cash and cash equivalents at end of period	$844	$1,989

Supplementary disclosures:

Interest paid	$1,266	$1,668

Income taxes paid	$7	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of January 23, 2005, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. One restaurant in Florida was closed subsequent to January 23, 2005 due to the expiration of the related property lease.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR LEASES

     In response to recent accounting adjustments that have been recorded by restaurant and other companies in regards to their accounting for leases, the Company conducted a review of its accounting policies and historical financial information. Historically, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term. Leasehold improvements and other long-lived fixtures on leased properties are depreciated over the shorter of the useful life or the initial non-cancelable lease terms excluding option periods.

     In its review of its historical financial information, the Company confirmed that deferred rent was accounted for as described above. However, the review also showed that in certain instances a different period has been used for depreciation of leasehold improvement assets. These differences generally relate to the period between inception of the lease and the date of completion of any construction or renovation of the premises and use of the property. The amount of depreciation expense to be recognized in relation to these differences was not material in the aggregate or in relation to the historic financial statements for any of the previous periods. Also, as a result of this review, the remaining lease terms used for depreciation of leasehold assets for these individual leases have been adjusted and are now based on the shorter of the useful life or the remaining non-cancelable lease term.

     In order to adjust for these non-material estimated differences, the Company has recorded an increase in depreciation and amortization expense for the thirteen and thirty-nine week periods ended January 23, 2005 of $243,000, $160,000 of which related to the prior periods of fiscal 2005. The remaining adjustment, relating to the cumulative differences that arose in periods dating back to 1994, of $574,000 will be amortized over future periods.

OTHER

     See the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 25, 2004 for a summary of other significant accounting policies.

(3) LIQUIDITY

     The Company’s material financial commitments relate principally to its working capital requirements and its obligations to make operating and capital lease and term loan payments. As of January 23, 2005, total minimum annual payments required under the Company’s note and lease obligations, including interest thereon, were $16.6 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.

     The Company did not open any new restaurants during the thirteen weeks ended January 23, 2005. The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, $0.4 million of which was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2005 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, there can be no assurance that the Company will be able to open additional restaurants in the future.

     During the thirteen weeks ended January 23, 2005, the Company’s primary sources of working capital were cash provided by operations and proceeds from the sale of food and beverage credits (see Note 9). During the fifty-two weeks ended April 25, 2004, the Company collected $0.6 million in federal income tax refunds. Further, the Company filed for approximately $0.1 million in additional federal and state income tax refunds during fiscal year 2004. These additional tax refunds were collected during the thirty nine weeks ended January 23, 2005.

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

     The Company has experienced significant cash flow problems in the past and may suffer from cash flow problems in the future. The Company believes that its ability to generate sufficient cash from operations to meet its obligations is dependent upon, among other things, demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies, the cost levels of its various food products, and its continuing efforts to reduce its operating costs. The Company implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items during the first quarter of fiscal 2004. The Company also has taken, and continues to take, steps to control its costs. Management is also expecting to continue these initiatives with new main and kids’ menus, which will be introduced in the restaurants in March 2005. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations. In addition, if operating results do not improve in the near term as a result of the recent changes that have been implemented and the introduction of the new menus, then the Company may be required to recognize additional impairment charges related to certain long-lived assets.

     Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and other possible sources described above are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company were to be unable to secure needed additional financing, the Company might have to significantly curtail its operations, and there can be no assurance that the Company would be able to maintain its current operations.

     The following table summarizes the Company’s future contractual cash obligations for the remainder of fiscal year 2005, each of the next four fiscal years and thereafter as of January 23, 2005 (dollars in thousands) (see Note 5 for further information regarding these obligations). Operating lease commitments include estimated common area maintenance expenses.

	2005	2006	2007	2008	2009	Thereafter	Total
Long term debt:
Principal	$547	$2,259	$2,375	$939	$17	$7	$6,144
Interest	78	244	128	20	1	—	471

Total	625	2,503	2,503	959	18	7	6,615

Capital lease debt:
Principal	569	1,228	1,105	410	339	1,393	5,044
Interest	82	289	229	198	169	358	1,325

Total	651	1,517	1,334	608	508	1,751	6,369

Operating leases	2,814	10,869	9,999	9,462	8,877	76,083	118,104

Other commitments	174	517	205	140	142	168	1,346

Total	$4,264	$15,406	$14,041	$11,169	$9,545	$78,009	$132,434

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

(4) ASSET SALE/LEASEBACK

     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign, involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million). The net gain from the debt repayment is reflected in the Company’s Condensed Consolidated Statement of Operations for the thirty nine weeks ended January 23, 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which has been recorded as unearned revenue in the accompanying Condensed Consolidated Balance Sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million are being used for working capital.

(5) LONG-TERM DEBT

     As of January 23, 2005, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	Non-current	Current
	Portion	Portion
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	$861	$619

Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	2,086	1,113

Other unsecured notes due various parties bearing interest at 5%. Monthly payments of $40 are due through September 2009.	966	499

Total long-term debt	$3,913	$2,231

     The carrying amount of property and equipment and asset held for sale used as collateral was zero and approximately $47.4 million at January 23, 2005 and April 25, 2004, respectively.

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

(6) COMMITMENTS AND CONTINGENCIES

CLASS ACTION SUIT AND SEC INFORMAL INVESTIGATION

     On April 10, 2002, a purported class action complaint alleging violations of federal securities laws was filed in the United States District Court for the Southern District of Florida against the Company, the then chairman of the Company’s board of directors, and the Company’s president and chief executive officer. This action (the “Action”) was styled: Sears v. Roadhouse Grill, Inc, et al., Case No. 02-CV-60493. On April 4, 2003, the court heard arguments on a motion to dismiss and dismissed the amended class action complaint. The plaintiffs filed a second amended class action complaint on May 5, 2003 naming only the individual defendants and not the Company. The individual defendants filed a motion to dismiss the second amended class action complaint on June 4, 2003, to which plaintiffs responded. The court heard oral arguments on the matter on October 30, 2003 and in March 2004 the second amended class action complaint was dismissed. No further actions have occurred in regard to this matter since the second amended class action complaint was dismissed and, as a result, the Company believes that this matter has been concluded.

GUARANTOR OF EQUIPMENT LEASES

     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, the Company believes that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases, and recently filed a petition under Chapter 11, which has now been converted into a Chapter 7 proceeding. The balance of the remaining lease payments due was approximately $1.0 million as of January 23, 2005. The leases are collateralized by the leased equipment and certain leasehold improvements. The Company cannot predict the outcome of the proceedings but believes that any potential liability will be mitigated by the factors described above and, accordingly, the Company has provided no reserve for any possible obligations that may arise relating to these proceedings.

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

(8) NET INCOME (LOSS) PER COMMON SHARE (“EPS”)

     Basic net income (loss) per common share equals net income (loss) divided by the weighted average shares outstanding during the period. The computation of diluted net loss per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended			Thirty Nine Weeks Ended
	January 23, 2005			January 23, 2005
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders	$(2,878)	29,220,663	$(0.10)	$(415)	29,220,663	$(0.01)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(2,878)	29,220,663	$(0.10)	$(415)	29,220,663	$(0.01)

     Options to purchase 1,395,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen and thirty nine weeks ended January 23, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Thirteen Weeks Ended			Thirty Nine Weeks Ended
	January 25, 2004			January 25, 2004
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders	$(1,594)	29,220,663	$(0.05)	$(4,543)	29,220,663	$(0.16)

EFFECT OF DILLUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS	$(1,594)	29,220,663	$(0.05)	$(4,543)	29,220,663	$(0.16)

     No options to purchase shares of common stock were outstanding during the thirteen and thirty nine weeks ended January 25, 2004.

(9) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS

     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which was recorded in the Condensed Consolidated Balance Sheet as unearned revenue. The Company’s liability under the agreement is secured by certain equipment. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Condensed Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. As of January 23, 2005, all food and beverage credits sold to the Rewards Company under the original agreement have been used. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company received $3.0 million in exchange for the sale of additional food and beverage credits, of which $0.5 million was received in the thirteen weeks ended January 23, 2005. As of January 23, 2005 and April 25, 2004, the unearned revenue related to this program was $2.3 million and $0.4 million, respectively.

(10) IMPACT OF HURRICANES

     In August and September 2004, a number of the Company’s restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to several of the Company’s properties and resulted in the temporary closure of a number of the Company’s restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the progress of the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, the Company lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Excluding these days for those restaurants that were impacted by the hurricanes, same restaurant sales for the thirteen weeks ended October 24, 2004 were 3.7% less than the comparable period in fiscal 2004. Also, as a result of the hurricanes, the Company incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. The Company has filed insurance claims under its property insurance policy for these losses. The insurance policy includes deductibles, which will be applied to each hurricane. These insurance claims are currently being processed. As of the date of this filing, the net amount of proceeds that will ultimately be received from the Company’s insurance carrier has not been determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF HURRICANES

     In August and September 2004, a number of our restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to several of our properties and resulted in the temporary closure of a number of our restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the progress of the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, the we lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Excluding these days for those restaurants that were impacted by the hurricanes, same restaurant sales for the thirteen weeks ended October 24, 2004 were 3.7% less than the comparable period in fiscal 2004. Also, as a result of the hurricanes, we incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. We have filed insurance claims under its property insurance policy for these losses. The insurance policy includes deductibles, which will be applied to each hurricane. These insurance claims are currently being processed. As of the date of this filing, the net amount of proceeds that will ultimately be received from our insurance carrier has not been determined.

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

     Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:

•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to comply with the terms of our debt instruments, operating leases and capital leases;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business resulting from having 34 of our 69 Company-owned restaurants in Florida;

•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates;

•	The future relisting of our common stock on a recognized securities market and the development of a market for our common stock;

•	Our ability to develop our restaurant concept and business beyond our existing configuration of restaurants, including the availability of financing to support future growth, our ability to find suitable locations for new restaurants and the costs associated with opening new restaurants; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets which we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.

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

GENERAL

     We operate, franchise and license high-quality, full-service casual dining restaurants under the name “Roadhouse Grill.” As of January 23, 2005, there were 69 company-owned Roadhouse Grill restaurants, 34 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have 11 franchised or licensed restaurants. One company-owned restaurant located in Florida was closed subsequent to January 23, 2005 due to the expiration of the related property lease.

     During the last few years, our restaurant business has been hampered by heavy debt, which caused, in part, our 2002 Chapter 11 proceeding. We have also experienced a continued decline in restaurant sales due to economic conditions, our lack of funding to adequately market our restaurants and a very competitive restaurant market. Further, we have experienced food cost increases arising from adverse market conditions, only a portion of which we have been able to pass on to our customers. All of these factors have caused us to report significant net losses from operations during the last few years and for the thirty nine weeks ended January 23, 2005 and had a material negative impact on our working capital and cash position.

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

SALE/LEASEBACK

     On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign, involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million). The net gain from the debt repayment is reflected in our Condensed Consolidated Statement of Operations for the thirty nine weeks ended January 23, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the Condensed Consolidated Balance Sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million are being used for working capital.

OVERVIEW

     Our revenues are derived primarily from the sale of food and beverages. During the thirteen weeks ended January 23, 2005, restaurant sales generated from lunch and dinner amounted to approximately 29% and 71% of restaurant sales, respectively, as compared to 28% and 72% for the thirteen weeks ended January 25, 2004. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in each of the third fiscal quarters of 2005 and 2004. Franchise and management fees during each of the thirteen weeks ended January 23, 2005 and January 25, 2004 accounted for less than 1% of our revenues.

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

     Of our 68 currently operating company-owned restaurants, one was opened in June 2003. Further, we closed one restaurant as of July 27, 2003 in conjunction with the sale of the related leasehold and we sold a second restaurant in April 2004. One restaurant was closed subsequent to January 23, 2005 in conjunction with the expiration of the related leasehold. No additional company-owned restaurants are currently expected to be opened in fiscal year 2005.

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

PROPERTY AND EQUIPMENT

     We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review the performance of our individual restaurants to identify possible under-performing operations that should be assessed for possible impairments of long-lived assets. In that regard, we recorded significant impairment charges during fiscal 2004 and unless sales at a number of our restaurants achieve forecasted levels, we may have to take additional impairment charges in the future (and such charges may be significant). Forecasted sales and profits assume certain incremental improvement from current levels due to the changes in our menu and pricing. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Condensed Consolidated Balance Sheet. As of January 23, 2005 and January 25, 2004, total recorded insurance reserves were $1.8 million and $1.7 million, respectively, which are included in accrued expenses on the accompanying balance sheet.

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

ACCOUNTING FOR LEASES

     In response to recent accounting adjustments that have been recorded by restaurant and other companies in regards to their accounting for leases, we conducted a review of our accounting policies and historical financial information. Historically, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term. Leasehold improvements and other long-lived fixtures on leased properties are depreciated over the shorter of the useful life or the initial non-cancelable lease terms excluding option periods.

     In reviewing our historical financial information, we confirmed that deferred rent was accounted for as described above. However, our review also showed that in certain instances a different period has been used for depreciation of leasehold improvement assets. These differences generally relate to the period between inception of the lease and the date of completion of any construction or renovation of the premises and use of the property. The amount of depreciation expense to be recognized in relation to these differences was not material in the aggregate or in relation to the historic financial statements for any of the previous periods. Also, as a result of this review, the remaining lease terms used for depreciation of leasehold assets for these individual leases have been adjusted and are based on the shorter of the useful life or the remaining original non-cancelable lease term. See Note 2 of Notes to Condensed Consolidated Financial Statements for information regarding the non-material adjustments made as a result of our review of our accounting for leases.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 23,	January 25,	January 23,	January 25,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	36.2	35.4	36.0	35.3
Labor and benefits	34.6	33.0	33.5	32.7
Occupancy and other	26.6	24.2	26.6	24.1
Pre-opening expenses	—	—	—	0.1

Total cost of restaurant sales	97.4	92.6	96.1	92.2

Depreciation and amortization	5.4	5.3	5.0	5.2
General and administrative expenses	5.4	4.5	5.2	4.7
Asset impairment	0.5	—	0.2	—
Restructuring charge	—	—	—	(0.1)

Total operating expenses	108.7	102.4	106.5	102.0

Operating loss	(8.7)	(2.4)	(6.5)	(2.0)
Other income (expense):
Loss (gain) on sale/disposal of fixed assets	—	—	—	—
Gain on extinguishment of debt	—	—	7.5	—
Interest expense, net	(0.6)	(2.4)	(1.4)	(2.4)

Total other income (expense)	(0.6)	(2.4)	6.1	(2.4)
Loss before income taxes	(9.3)	(4.8)	(0.4)	(4.4)
Income tax	—	—	—	—

Net loss	(9.3)%	(4.8)%	(0.4)%	(4.4)%

The following table sets forth for the periods indicated certain restaurant data:

RESTAURANT DATA:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 23,	January 25,	January 23,	January 25,
	2005	2004	2005	2004
Company-owned restaurants:
Beginning of period	69	70	69	70
Opened	—	—	—	1
Closed	—	—	—	(1)

End of period	69	70	69	70

Franchised and licensed restaurants:
Beginning of period	11	10	11	9
Opened	—	—	—	1
Closed	—	—	—	—

End of period	11	10	11	10

Total restaurants:
Beginning of period	80	80	80	79
Opened	—	—	—	2
Closed	—	—	—	(1)

End of period	80	80	80	80

THIRTEEN WEEKS ENDED JANUARY 23, 2005 (“FISCAL YEAR 2005 THIRD QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JANUARY 25, 2004 (“FISCAL YEAR 2004 THIRD QUARTER”)

     Total revenues. Total revenues decreased $2.0 million, or 6.1%, from $33.0 million for the Fiscal Year 2004 Third Quarter to $31.0 million for the Fiscal Year 2005 Third Quarter. This decrease is primarily attributable to a reduction in sales generally at comparable restaurants and the closing of a restaurant in April 2004 as a result of the sale of the related property interest. Sales at comparable restaurants for Fiscal Year 2005 Third Quarter decreased 5.2% compared with sales for the Fiscal Year 2004 Third Quarter. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in October 2003 and May 2004 as discussed below. Management believes that the decrease in headcount is attributable to increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in expanded marketing initiatives. A restaurant is considered comparable after its first 18 months of operation. Sales from restaurants closed in fiscal year 2004 were $0.3 million in the Fiscal Year 2004 Third Quarter. We did not open or close any restaurants during the Fiscal Year 2005 Third Quarter. We closed one restaurant subsequent to January 23, 2005.

     Food and beverage. Food and beverage costs decreased $0.5 million, or 4.3%, to $11.2 million for the Fiscal Year 2005 Third Quarter from $11.7 million for the Fiscal Year 2004 Third Quarter. As a percentage of revenues, food and beverage costs increased by 0.8% to 36.2% for Fiscal Year 2005 Third Quarter from 35.4% for the Fiscal Year 2004 Third Quarter. The decrease in dollars is attributable to the reduction in revenues. The increase as a percentage of revenues is primarily attributable to increases in produce prices. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an additional average price increase of approximately 3% based on the sales mix at the time of the increase. In addition, we have attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appear to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs.

     Labor and benefits. Labor and benefits costs decreased $0.2 million, or 1.8%, to $10.7 million for the Fiscal Year 2005 Third Quarter from $10.9 million for the Fiscal Year 2004 Third Quarter. As a percentage of revenues, labor and benefits costs increased to 34.6% for the Fiscal Year 2005 Third Quarter from 33.0% for the Fiscal Year 2004 Third Quarter. The increase as a percentage of revenues is due to the impact of the decline in revenues and the fixed nature of a significant portion of our labor and benefits.

     Occupancy and other. Occupancy and other costs increased $0.2 million, or 2.5%, to $8.2 million for the Fiscal Year 2005 Third Quarter from $8.0 million for the Fiscal Year 2004 Third Quarter. As a percentage of revenues, occupancy and other was 26.6% for the Fiscal Year 2005 Third Quarter versus 24.2% for the Fiscal Year 2004 Third Quarter. The increase is primarily attributable to increased rent as a result of the sale/leaseback of 11 properties during the Fiscal Year 2005 Second Quarter. The increase as a percentage of revenues is also attributable to the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues. See “Outlook” below for a discussion of future occupancy costs as a result of the recently completed sale/leaseback of 11 properties.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 5.6%, to $1.7 million for the Fiscal Year 2005 Third Quarter from $1.8 million for the Fiscal Year 2004 Third Quarter. As a percentage of revenues, depreciation and amortization expense increased 0.1% to 5.4% from 5.3% during these periods. The decrease in dollars is due to certain equipment becoming fully depreciated during the period, the sale and leaseback of the 11 properties described above and asset impairments recorded in fiscal year 2004 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased. The increase as a percentage of revenues is due to decreased sales, mostly offset by the above items. See also Note 2 of Condensed Consolidated Financial Statements for information regarding an adjustment to depreciation and amortization that was made during the thirteen weeks ended January 23, 2005.

     General and administrative. General and administrative costs increased $0.2 million, or 13.3%, to $1.7 million for the Fiscal Year 2005 Third Quarter from $1.5 million for the Fiscal Year 2004 Third Quarter. The increase is primarily attributable to increases in rent (as a result of the sale and leaseback of the corporate headquarters building), legal and professional fees, and salaries for additional field management personnel. As a percentage of revenues, general and administrative costs increased 0.9% from 4.5% for the Fiscal Year 2004 Third Quarter to 5.4% for the Fiscal Year 2005 Third Quarter. The increase as a percentage of revenues is also the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.

     Asset impairment. Asset impairment charges totaling $0.2 million, or 0.5% of revenues, were recorded for the Fiscal Year 2005 Third Quarter relating to equipment at restaurants that have previously been recognized as impaired. None were recorded during the Fiscal Year 2004 Third Quarter.

     Interest expense, net. Total interest expense decreased $0.6 million, or 75.0%, to $0.2 million for the Fiscal Year 2005 Third Quarter from $0.8 million for the Fiscal Year 2004 Third Quarter. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the sale/leaseback transaction.

     Income taxes. We did not recognize a tax benefit relating to the operating losses for the Fiscal Year 2005 Third Quarter or the Fiscal Year 2004 Third Quarter because we believe that it is not likely that all of our deferred tax assets will be realized in the future.

THIRTY NINE WEEKS ENDED JANUARY 23, 2005 (“FISCAL YEAR 2005 FIRST THREE QUARTERS”) COMPARED TO THE THIRTY NINE WEEKS ENDED JANUARY 25, 2004 (“FISCAL YEAR 2004 FIRST THREE QUARTERS”)

     Total revenues. Total revenues decreased $8.3 million, or 8.1%, from $102.6 million for the Fiscal Year 2004 First Three Quarters to $94.3 million for the Fiscal Year 2005 First Three Quarters. This decrease is primarily attributable to the lost revenues resulting from the hurricanes (estimated to be approximately $1.3 million), a reduction in sales generally at comparable restaurants (including sales indirectly lost due to the impact of the hurricanes on customer dining habits during the six weeks over which the four storms occurred) and the closing of two restaurants in July 2003 and April 2004 as a result of the sale of the related property interests. For the same reasons, sales at comparable restaurants for the Fiscal Year 2005 First Three Quarters decreased 6.7% compared with sales for the Fiscal Year 2004 First Three Quarters. Removing the estimated impact of the hurricanes, same restaurant sales for the thirty nine weeks ended January 23, 2005 were 5.4% below those for the comparable period in fiscal 2004. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in October 2003 and May 2004 as discussed below. Management believes that the decrease in headcount is attributable to increased competition from new restaurants in many of the markets in which our restaurants operate, the impact of the hurricanes and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in expanded marketing initiatives. Sales from restaurants closed in fiscal year 2004 were $1.1 million in the Fiscal Year 2004 First Three Quarters. We did not open or close any restaurants during the Fiscal Year 2005 First Three Quarters. We closed one restaurant subsequent to January 23, 2005.

     Food and beverage. Food and beverage costs decreased $2.3 million, or 6.8%, to $33.9 million for the Fiscal Year 2005 First Three Quarters, from $36.2 million for the Fiscal Year 2004 First Three Quarters. As a percentage of revenues, food and beverage costs increased by 0.7% to 36.0% for the Fiscal Year 2005 First Three Quarters, from 35.3% for the Fiscal Year 2004 First Three Quarters. The decrease in dollars is attributable to the reduction in revenues. The increase as a percentage of revenues is primarily attributable to increases in beef and produce prices. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an additional average price increase of approximately 3% based on the sales mix at the time of the increase. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appear to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs.

     Labor and benefits. Labor and benefits costs decreased $2.0 million, or 6.0%, to $31.6 million for the Fiscal Year 2005 First Three Quarters, from $33.6 million for the Fiscal Year 2004

First Three Quarters. As a percentage of revenues, labor and benefits costs increased 0.8% to 33.5% for the Fiscal Year 2005 First Three Quarters from 32.7% for the Fiscal Year 2004 First Three Quarters. The increase as a percentage of revenues is due to the impact of the decline in revenues and the fixed nature of a significant portion of our labor and benefits.

     Occupancy and other. Occupancy and other costs increased $0.4 million, or 1.6%, to $25.1 million for the Fiscal Year 2005 First Three Quarters from $24.7 million for the Fiscal Year 2004 First Three Quarters. As a percentage of revenues, occupancy and other was 26.6% for the Fiscal Year 2005 First Three Quarters compared to 24.1% for the Fiscal Year 2004 First Three Quarters. The increase, both in dollars and as a percentage of revenues, is primarily attributable to increased rent as a result of the sale/leaseback and increased general liability insurance expense, offset to some extent by reductions in marketing expense. The increase as a percentage of revenues is further impacted by the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues. See “Outlook” below for a discussion of future occupancy costs as a result of the recently completed sale/leaseback of 11 properties.

     Depreciation and amortization. Depreciation and amortization expense decreased $0.7 million, or 13.0%, to $4.7 million for the Fiscal Year 2005 First Three Quarters from $5.4 million for the Fiscal Year 2004 First Three Quarters. As a percentage of revenues, depreciation and amortization expense decreased 0.2% to 5.0%, from 5.2% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to certain equipment becoming fully depreciated during the period, the sale and leaseback of the 11 properties described above and asset impairments recorded in fiscal year 2004 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased. It is also due to the non-material adjustment to depreciation and amortization recorded as a result of our review of our lease amortization. See Note 2 of Notes to Condensed Consolidated Financial Statements.

     General and administrative. General and administrative costs increased $0.1 million, or 2.1%, to $4.9 million for the Fiscal Year 2005 First Three Quarters from $4.8 million for the Fiscal Year 2004 First Three Quarters. The increase is primarily attributable to increased rent (as a result of the sale and leaseback of the corporate headquarters building) and salaries for additional field management personnel, offset to some extent by a reduction in group health insurance. As a percentage of revenues, general and administrative costs increased 0.5% from 4.7% for the Fiscal Year 2004 First Three Quarters to 5.2% for the Fiscal Year 2005 First Three Quarters. The increase as a percentage of revenues is also the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.

     Asset impairment. Asset impairment charges totaling $0.2 million, or 0.2% of revenues, were recorded for the Fiscal Year 2005 First Three Quarters relating to equipment at restaurants that have previously been recognized as impaired. None were recorded during the Fiscal Year 2004 First Three Quarters.

     Gain on extinguishment of debt. During the thirty nine weeks ended January 23, 2005, we recognized a $7.1 million gain relating to the repayment of debt at a discounted amount as a result of the sale/leaseback of 11 properties. See further discussion above.

     Interest expense, net. Total interest expense decreased $1.1 million, or 44.0%, to $1.4 million for the Fiscal Year 2005 First Three Quarters, from $2.5 million for the Fiscal Year 2004

First Three Quarters. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the sale/leaseback transaction.

     Income taxes. We did not recognize a tax benefit relating to the operating losses for the Fiscal Year 2005 First Three Quarters or the Fiscal Year 2004 First Three Quarters because we believe that it is not likely that all of our deferred tax assets will be realized in the future.

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

     Fiscal 2005 revenue. As discussed above, no additional new restaurants are currently being developed for fiscal 2005. All 68 of our restaurants will qualify as comparable restaurants during fiscal 2005. As discussed above, fiscal 2005 revenues have been significantly adversely impacted by four hurricanes that occurred in certain of the markets in which we operate, particularly the state of Florida. Excluding the estimated effects of the hurricanes on the second quarter of fiscal 2005, sales from comparable restaurants declined during the first three quarters of fiscal 2005 compared to the first three quarters of fiscal 2004 by 7.2%, 3.7%, and 5.2%, respectively. Management intended to use a portion of the net proceeds received from the sale/leaseback transaction to invest in additional marketing for its restaurants, in an effort to improve future revenues. However, the financial impact of the hurricanes as well as the continued decline in sales has required the Company to use a portion of these proceeds for working capital purposes. Following the sale/leaseback, management has developed and implemented certain programs including a new local restaurant marketing program, a modified incentive compensation program for its employees and changes in the hiring and training of restaurant employees. In addition, management developed a new menu insert that included the introduction of certain new menu items. Management has also developed a new main and kids’ menus with enhanced features and new menu items, which will be introduced in our restaurants in March 2005. While management has seen certain improvements in its operations from these new programs including improved cover counts, lower employee turnover and improved store execution, there can be no assurance as to whether these changes will ultimately result in increased sales or profitability. Based on the above, management currently expects that the negative same restaurant sales trend it has experienced in the first three quarters of fiscal 2005 will continue for the remainder of fiscal 2005.

     Management believes that identifying opportunities to expand our operations in relation to franchised restaurants represents a growth opportunity and would require significantly lower capital resources from us than the expansion of company-owned restaurants. However, these initiatives are not expected to generate significant revenue or operating profit during fiscal 2005. Accordingly, revenue anticipated to be generated from royalty fees and other income is expected to be less than 1% of total revenues in fiscal 2005.

     Food and beverage costs. Similar to many competing restaurant concepts, we experienced a significant increase in food and beverage costs during fiscal 2004, which has continued into fiscal 2005. This increase was primarily caused by the instances of Mad Cow Disease that were reported in Canada and the United States in 2003, which has had a significant negative impact on meat and dairy costs. Management has taken actions in an attempt to reduce the impact of these events including enhancing our menu, in part, to promote certain non-meat menu items, implementing a menu price increase in October 2003 and May 2004, negotiating arrangements to purchase certain meat products at fixed rates during fiscal 2005 and targeting certain marketing initiatives in an attempt to change our sales mix and increase sales of lower cost food items. Management is continuing these initiatives with its enhanced main menu, which will be introduced in our restaurants in March 2005. Management cannot predict the duration of these cost increases or further impacts that may occur as a result of these events. However, it is presently anticipated that food and beverage costs as a percentage of revenues for the balance of 2005 will be higher than in fiscal 2004.

     Labor and benefits. We experienced a decrease in labor and benefits costs in fiscal 2004 as a percent of revenues as compared to fiscal 2003. This decrease resulted from improved management of hourly labor, a decrease in the cost of providing medical benefits to employees due to plan design changes implemented in June 2003 and a decrease in the cost of workers’ compensation insurance due to a change to a guaranteed cost insurance program in January 2003 as compared to the significant claims incurred in fiscal 2003 under the previous self funded program. However, due to the decline in revenues during the first three quarters of fiscal 2005 as compared to fiscal 2004 and the generally fixed nature of labor and benefits, these costs have increased slightly during the thirty nine weeks ended January 23, 2005 as a percentage of revenues. Management currently expects labor and benefit costs as a percentage of revenues to increase slightly for the remainder of fiscal 2005 compared to fiscal 2004 due primarily to the decline in revenues.

     Occupancy and other. As a result of the sale and leaseback transaction entered into in August 2004 (see Note 4 to the Condensed Consolidated Financial Statements), we will incur additional rent expense in fiscal 2005 of approximately $2.2 million. Partially offsetting this increase will be reduced costs as a result of the expected conversion of certain equipment leases from operating leases to capital leases in fiscal 2005. Due to these factors, and the fixed nature of certain occupancy and other expenses, management presently expects occupancy and other expenses as a percentage of revenues to increase approximately two to three percent in fiscal 2005 compared to fiscal 2004.

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

     General and administrative expenses. Consistent with our thirty-nine week results, we currently estimate that our general and administrative expenses will increase slightly compared to fiscal 2004.

     Interest expense, net. Based on the current debt and capital lease obligations outstanding, the significant debt payments made in fiscal 2004, and the debt payments made in connection with the sale and leaseback transaction, we presently anticipate that total other expense excluding the gain recognized on extinguishment of debt in the second quarter of fiscal 2005, which is primarily comprised of interest expense, will decrease significantly in fiscal 2005 and will total approximately $1.5 million in fiscal 2005.

     Income tax (benefit) expense. Due to the existence of federal and state income tax loss carryforwards, we do not currently anticipate that any significant income tax expense or benefits will be recorded or realized in fiscal 2005. We have fully reserved all of our tax loss carryforwards because we do not believe that it is more likely than not that our deferred tax assets will be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements (see Note 3 to the Condensed Consolidated Financial Statements for the details of our current outstanding debt and capital and operating lease obligations). As of January 23, 2005, total minimum annual payments required under our note and lease obligations, including interest thereon, were $16.6 million.

     During the thirty nine weeks ended January 23, 2005, our primary sources of working capital were proceeds of the sale/leaseback of 11 properties, cash provided by operations and proceeds from the sale of food and beverage credits (see Note 9 to the Condensed Consolidated Financial Statements). During the fifty-two weeks ended April 25, 2004, we also collected $0.6 million in federal income tax refunds. Further, we filed for approximately $0.1 million in additional federal and state income tax refunds in fiscal year 2004 which we collected during the thirty nine weeks ended January 23, 2005.

     On August 6, 2004, we closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of eleven restaurant properties that were previously owned. The sale price for the eleven properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the property sale to pay expenses related to the transaction and to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million). The net gain from the debt repayment is reflected in our Condensed Consolidated Statement of Operations for the thirty nine weeks ended January 23, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the accompanying Condensed Consolidated Balance Sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million are being used for working capital.

     We expect that our primary source of working capital for future periods will be cash flow from operations, and possible additional debt and/or equity financing.

     We have experienced significant cash flow problems in the past. We believe that our ability to generate cash from operations is dependent upon, among other things, demand for our products, a continued commitment to providing an excellent dining experience for our customers, the development and implementation of successful marketing strategies, the cost levels of our various food products, and our continuing efforts to reduce our operating costs. We implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items in June 2003 and menu price increases in October 2003 and May 2004. We also have taken, and continue to take, steps to control our costs. Management is also expecting to continue these initiatives with new main and kids’ menus, which will be introduced in the restaurants in March 2005. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations. In addition, if operating results do not improve in the near term as a result of the recent changes that have occurred and the introduction of the new menus, then we may be required to recognize additional impairment charges related to certain long-lived assets (and such charges may be significant).

     Capital requirements relating to the implementation of our business plan have been and will continue to be significant. If cash generated from our operations and other possible sources described above are insufficient to fund our financial commitments and working capital requirements (including amounts required to support future growth), we will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to us, or at all. In the event we are unable to secure needed additional financing, we may have to significantly curtail our operations or forgo growth opportunities, and there can be no assurance that we would be able to maintain our current operations.

     We did not open any new restaurants during the thirty nine weeks ended January 23, 2005. We opened one new restaurant in fiscal year 2004 at a total cost of approximately $1.8 million, of which $1.4 million was expended prior to April 27, 2003 and $0.4 million was expended in fiscal year 2004. We do not currently have any additional new restaurants under development for fiscal year 2005 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that we will be able to open additional restaurants. Capital requirements relating to the opening of new restaurants have in the past and, to the extent we elect to open new restaurants, may in the future be significant.

SUMMARY OF CASH FLOWS

     Cash provided by operating activities during the thirty nine weeks January 23, 2005 was $0.2 million, compared with $3.1 million provided during the thirty nine weeks ended January 25, 2004. The primary sources of cash for each period were the net cash generated from operations, and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company as well as collection of income tax refunds during the thirty nine weeks ended January 25, 2004. The primary use of cash during the thirty nine weeks ended January 23, 2005 was cash used to support operations and the payment of accounts payable.

     Cash provided by investing activities during the thirty nine weeks ended January 23, 2005 was $19.7 million, compared to $2.1 million provided during the thirty nine weeks ended January 25, 2004. Sources of cash provided by investing activities during each period consisted of proceeds from sales of property and equipment, primarily relating to the August 2004 sale/leaseback transaction. Cash used by investing activities during each period consisted of purchases of property and equipment.

     Cash used in financing activities during the thirty nine weeks ended January 23, 2005 was $20.3 million, compared to $6.2 million used during the thirty nine weeks ended January 25, 2004. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations, including early debt payments from proceeds of the sale/leaseback transaction during the thirty nine weeks ended January 23, 2005.

CAPITAL EXPENDITURES

     We did not open any new restaurants during the thirty nine weeks ended January 23, 2005. We opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the fiscal year ended April 25, 2004. We do not currently have any additional company-owned restaurants under development for fiscal year 2005 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, there can be no assurance that we will be able to open additional restaurants.

SEASONALITY AND QUARTERLY RESULTS

     Our operating results fluctuate seasonally because of our geographic concentration. Of the 68 restaurants currently owned and operated by us, 33 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods.

     In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward Looking Statements.

IMPACT OF INFLATION

     The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In that regard, the Florida Constitution and state regulations of New York were recently amended to increase the minimum wage payable to Florida and New York employees. These changes in New York and Florida are effective in January and May, 2005, respectively. Management currently believes that the impact of changes in the minimum wage laws will be offset by other changes in our operations. In addition, most of our leases require us to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary pressures. We believe that inflation rates, which have been low in recent periods, have not had a significant impact on our food and labor costs. There is no assurance that low inflation rates will continue or that we will have the ability to control costs in the future.

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

ITEM 4. CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 23, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the thirteen weeks ended January 23, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2005.

ROADHOUSE GRILL, INC.
By:	/s/ Michael C. Brant
Michael C. Brant
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)