Form 10-K
period 2005-04-24
ROADHOUSE GRILL INC
filed 2005-08-17
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 24, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
COMMON STOCK, PAR VALUE $0.03 PER SHARE
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     The number of shares of the registrant’s common stock outstanding as of August 12, 2005 was 29,220,663.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ROADHOUSE GRILL, INC.
FORM 10-K
FISCAL YEAR ENDED APRIL 24, 2005
INDEX

		Page
PART I

Item 1.	Business	6

Item 2.	Properties	22

Item 3.	Legal Proceedings	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	23

Item 6.	Selected Financial Data	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	42

Item 9A.	Controls and Procedures	42

PART III

Item 10.	Directors and Executive Officers of the Registrant	43

Item 11.	Executive Compensation	45

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50

Item 13.	Certain Relationships and Related Transactions	52

Item 14.	Principal Accountant Fees and Services	53

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	55

SIGNATURES
Employee Severance Agreement - Ayman Sabi
Amended & Restated Retention & Severance Agreement - Michael Brant
Employee Severance Agreement - Kok Kay (Alain) Lee
Employee Severance Agreement - Mark Rogers
Employee Severance Agreement - David Foulke
Employee Severance Agreement - Dorothy Blalock
Employee Severance Agreement - Kenneth Fordik
2005 Special Incentive Compensation Plan
Loan Agreement
Line of Credit Promissory Note
Security Agreement
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

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
     Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:
•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to comply with the terms of our debt instruments, operating leases, capital leases and vendor contracts;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business resulting from having 33 of our 67 Company-owned restaurants in Florida;

•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates;

•	The future relisting of our common stock on a recognized securities market and the development of a market for our common stock;

•	Our ability to develop our restaurant concept and business beyond our existing configuration of restaurants, including the availability of financing to support future growth, our ability to find suitable locations for new restaurants and the costs associated with opening new restaurants; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets which we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.

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

PART I
ITEM 1. BUSINESS
GENERAL
     We operate, franchise and license high-quality, full-service casual dining restaurants under the name “Roadhouse Grill.” As of April 24, 2005, there were 68 Company-owned Roadhouse Grill restaurants, 33 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Subsequent to April 24, 2005, one restaurant was closed upon the termination of the related lease. We also have 12 franchised or licensed restaurants.
     During the last few years, our restaurant business has been hampered by heavy debt and shortages of working capital to operate our business. We have also experienced a continuing decline in restaurant sales due to, among other issues, our lack of resources to adequately market our restaurants, competition in the markets where we operate and economic conditions generally. Further, we have experienced substantial food cost increases, primarily driven by higher beef prices, only a portion of which we have been able to pass on to our customers. All of these factors have caused us to report significant net losses from operations during the last few years and had a material negative impact on our working capital and cash position.
     During the last year, we have revamped our menu, made additional investments in the recruiting and training of our restaurant managers and directors of operations, entered into a long-term program with a loyalty and rewards company that we believe will help to market our restaurants, taken steps to reduce our costs and attempted to pass a portion of the increased food costs on to our customers, all in an effort to return our company to profitability. There can be no assurance that we will become profitable in the future.
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
ENGAGEMENT OF INVESTMENT BANKING FIRM
     On April 25, 2005, we engaged the investment banking firm of J. H. Chapman, L.L.C. to explore strategic alternatives for the Company. J. H. Chapman, which was founded in 1982 and is headquartered in Rosemont, Illinois, is the leading investment banking firm specializing in the food industry. With the assistance of J. H. Chapman, we are exploring potential strategic options that may be available to us. However, to date, no agreements have been executed.
SALE/LEASEBACK TRANSACTION
     On August 6, 2004, we entered into a sale/leaseback for 11 restaurant properties with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”). The sale price for the 11 properties was $21.8 million. The properties have been leased back under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the sale to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million) and to pay transaction expenses relating to the sale/leaseback. The net gain from the debt repayment is reflected in our consolidated statement of operations for the fiscal year ended April 24, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the consolidated balance sheet as of April 24, 2005 and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes, including working capital to meet our ordinary course expenses.
LOAN FROM MAJORITY SHAREHOLDER
     On August 10, 2005, we obtained a $1,250,000 loan from our majority shareholder. The loan is being used for working capital in our business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 22 of Notes to Consolidated Financial Statements.
RISK FACTORS
WE HAVE EXPERIENCED SIGNIFICANT LOSSES FROM OPERATIONS AND CASH FLOW PROBLEMS IN THE LAST THREE YEARS.
     We emerged from a Chapter 11 reorganization proceeding on September 20, 2002. See Note 2 of Notes to Consolidated Financial Statements for information about our Chapter 11 proceeding. During the last three fiscal years, our net losses were $2.4 million, $6.0 million and $11.2 million. Net losses from operations were $7.5 million in fiscal 2005, $3.0 million in fiscal 2004 and $12.1 million in fiscal 2003. Further, we have experienced substantial cash flow problems in the past, and may have such problems again in the future. There can be no assurance that we will be able to achieve and sustain profitable and cash flow positive operations.

OUR PROFITABILITY IS DEPENDENT IN LARGE MEASURE ON FOOD AND SUPPLY COSTS WHICH ARE NOT WITHIN OUR CONTROL.
     Our ability to operate our business on a profitable and cash flow positive basis is dependent in part on our ability to deal with changes in food costs and matters that affect the supply of necessary food products to our restaurants. Various factors, many of which are beyond our control, affect the pricing and availability of certain food products, including climatic changes, disease or illness in beef cattle (such as mad cow disease) that could impact supply in the marketplace, and government regulations. Specifically, we are dependent in the operation of our business on frequent, timely deliveries of beef, poultry, seafood and produce, which subjects our business to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and costs of these items. These factors have in the past and could in the future materially affect our business and results of operations.
OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER DUE TO VARIOUS FACTORS BEYOND OUR CONTROL, INCLUDING SEASONALITY.
     Our operating results have in the past and are likely in the future to fluctuate seasonally because of the geographic concentration of our operations in Florida, where 33 of our restaurants are located. Restaurant sales in our Florida restaurants generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. Further, the results of operations of our Florida restaurants and thereby our overall results of operations have in the past and may continue in the future to be materially adversely affected by declines in tourism in Florida, downturns in the Florida economy or by hurricanes or other adverse weather conditions in Florida. To offset these seasonal trends and to attempt to reduce the decline in sales during the off-season, we generally run special promotions for our customers during off-peak periods and incentive contests for our employees. Also, adverse publicity in Florida relating to Roadhouse Grill restaurants could have a more pronounced effect on our results of operations than might be the case if our restaurants were broadly dispersed geographically. Although we currently have more restaurants outside Florida than inside Florida, our non-Florida restaurants are more broadly disbursed among a wide geographic area, and therefore have not materially affected the historical seasonality of our business.
     In addition to seasonality, our quarterly and annual operating results and our comparable restaurant sales may fluctuate significantly from period to period as a result of a variety of factors, including:
•	The efforts we make (including advertising and promotional programs) to increase our sales, and the success or failure of those programs;

•	The results of our continual efforts to manage our labor costs, food costs, other restaurant costs and corporate expenses;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain sufficient numbers of qualified restaurant employees;

•	The level of competition from existing or new competitors in the markets in which our restaurants are located;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally; and

•	U. S. domestic economic conditions, particularly in the markets in which we operate, and the impact of international conflicts on domestic economic conditions.
     In addition, our quarterly or annual results may be affected by costs associated with the opening of new restaurants during any period. We have historically incurred the most significant portion of preopening expenses associated with a newly opened restaurant within the two months immediately preceding and the month of the opening of the new restaurant. Further, we believe that the labor and operating costs associated with a newly opened restaurant for the first several months of operation are materially greater than those expected after that time, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had in the past and may have in the future a meaningful impact on preopening expenses and labor and operating costs from period to period.
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

OUR BUSINESS COULD BE AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES WHICH CAN CAUSE GUESTS TO AVOID OUR RESTAURANTS AND WHICH CAN RESULT IN LIABILITIES.
     Health concerns, including adverse publicity concerning food-related illness, whether or not specifically related to our restaurants, could cause guests to avoid certain restaurant groups including our restaurants, thereby having a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on our premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be affected by adverse litigation and publicity regardless of the outcome. Any such litigation, adverse publicity or damages could have a material adverse effect on our business, competitive position and results of operations.
WE COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS, AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.
     The success of our restaurants depends, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at each of our restaurants. Our inability to recruit and retain qualified individuals may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect our results of operations or business. Our success also depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply. A significant delay in finding qualified employees or high turnover among existing employees could cause our business and results of operations to suffer. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees. Further, a number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, Florida and New York (two of the markets in which we operate) have recently increased their minimum wage to $6.15 and $6.00, respectively. As such, since we generally cannot pass these increased costs to consumers, a minimum wage increase may adversely affect financial condition, results of operations or cash flows.
WE MAY NOT BE ABLE TO EXPAND OUR RESTAURANT CHAIN IN THE FUTURE WITHOUT THE AVAILABILITY OF SUBSTANTIAL ADDITIONAL CAPITAL.
     We opened only one Company-owned restaurant in fiscal 2004 and none in fiscal 2005. No additional Company-owned restaurants are currently expected to be opened in fiscal 2006. Our ability to expand our restaurant operations will depend, in large measure, on our ability to generate sufficient income from operations, as well as having sufficient debt and/or equity financing available on acceptable terms, to fund the costs of developing additional Company-owned restaurants. As of the date of this Form 10-K, such funding is not available. Further, our ability to successfully open new restaurants will be affected by various factors, including the need to locate suitable restaurant sites, the negotiation of favorable lease arrangements for such sites, the management of the costs of development of the new restaurants, our ability to secure the approvals and permits necessary to open new restaurants and our ability to successfully retain quality restaurant management and restaurant personnel to staff the new restaurant. Finally, even if new restaurants are opened, there may be delays in the opening of such restaurants that could affect our expectations regarding the impact of such restaurants on our consolidated sales and operating results and there can be no assurance that any restaurants we open will operate profitably and be cash flow positive.

WE ARE DEPENDENT UPON OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES.
     We are and will continue to be dependent on the services of our executive officers and key employees. The loss of the services of our executive officers or our key employees could have a material adverse effect on our business, and there can be no assurance that adequate replacements could be found if our current executive officers and key employees were unavailable. In that regard, we recently entered into certain agreements with our executive officers and certain of our key employees. See Item 11. “Executive Compensation.”
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
     Sales of alcoholic beverages account for approximately 9% of our revenues. Since we sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the various government agencies, including states and municipalities where our restaurants are located. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of our restaurants, including minimum age of patrons consuming and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. Our restaurant operations are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on our results of operations and financial condition. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, there can be no assurance that our insurance coverage will be adequate.
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
WE ARE SELF-INSURED IN CERTAIN OF OUR INSURANCE COVERAGES.
     We maintain insurance to cover the potential liabilities associated with a number of the risks that we may encounter in our business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability, include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003, we were effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, we have had fixed cost coverage for workers’ compensation. For employer’s practice liability and general liability coverage, we are effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. We are also essentially self-insured in regard to the medical insurance benefits that we provide to our managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits.
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
     At April 24, 2005, Berjaya Group (Cayman) Limited, the ultimate parent of which is Berjaya Group Berhad, a diversified holding company headquartered in Malaysia, beneficially owned, directly or indirectly, approximately 66.5% of our outstanding common stock. See Item 12. “Security Ownership of

Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result, Berjaya is able to control major decisions of corporate policy, elect our entire board of directors and determine the outcome of any major transaction or other matters submitted to our shareholders, including potential mergers or acquisitions, and amendments to our articles of incorporation. Shareholders other than Berjaya are therefore likely to have little or no influence on decisions regarding such matters and potential transactions might not occur because Berjaya opposes them, even if our Board or our other stockholders believe them to be beneficial. Third parties may also be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.
COMPANY-OWNED RESTAURANT OPERATIONS
MENU
     The Roadhouse Grill menu, which was revised in March 2005, features aged USDA Choice steaks and prime rib, beef ribs, chicken and seafood, all of which are grilled to order. Our steaks are aged both before and after being cut and trimmed. The menu features over sixty items, including 10 cuts of steak ranging from 6 oz. to 20 oz. We are known for our “Roadie,” a bourbon marinated sirloin, our prime rib and award-winning baby-back ribs. In addition to grilled selections, our menu offers a variety of specialty drinks, a pasta dish, several seafood dishes, a wide variety of appetizers, sandwiches, and salads, and a variety of desserts, most notably the “messy sundae.” Most entrees are served with a choice of a house salad or Caesar salad, a choice of baked sweet potato, baked potato, french fries or rice pilaf, homemade yeast rolls and peanuts.
     Roadhouse Grill restaurants are open seven days a week for lunch and dinner and offer full bar service. Entrée prices range from $10.49 to $23.99. From 11:00 a.m. to 3:00 p.m. Monday through Friday, in addition to our full menu, each Roadhouse Grill offers a selection of 16 lunch menu items ranging from a cajun prime rib sandwich to southern fried chicken tenderloins with home style tater chips, as well as daily specials, all prepared to order quickly and priced at $8.79 or less.
RESTAURANT LOCATIONS
     The following table sets forth the location of each of our Company-owned restaurants open as of April 24, 2005:

Number of
Location	Restaurants
Florida	33
Georgia	9
Ohio	8
New York	6
Mississippi	3
Louisiana	2
South Carolina	2
Alabama	2
North Carolina	2
Arkansas	1

Total	68

     One restaurant in Ohio was closed in July 2005 upon termination of the related lease.

RESTAURANT OPERATIONS AND MANAGEMENT
     Restaurant Personnel. We believe that excellent service contributes significantly to a distinctive, enjoyable dining experience. Accordingly, we seek to hire individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to interact with customers on a friendly, casual basis. We recruit both experienced restaurant managers from outside the Company and promote qualified employees from within the Company. We seek to retain high-quality restaurant managers and personnel by providing them with opportunities for promotion and financial incentives based on individual restaurant performance. These financial incentives include a bonus plan that enables each restaurant manager and hourly employee to earn a portion of a bonus pool by achieving certain predetermined performance goals. To further enhance the “team” concept, restaurant managers also have an opportunity for financial incentives based on our consolidated Company-wide financial results.
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
     We devote a significant amount of time and resources to restaurant management and staff training. Each new manager participates in a six-week training program, which is conducted both at designated training restaurants and our corporate office, before assuming an assistant manager position (or, in some instances, a kitchen manager position) at a Roadhouse Grill restaurant. This program is designed to provide training in all areas of restaurant operations, including food preparation and service, alcoholic beverage service, company philosophy, operating standards, policies and procedures, and business management and administration techniques. These new managers are also trained and evaluated in regards to behavioral skills and other topics to ensure they possess the ability to succeed in managing one of our restaurants. The managers of the training restaurant conduct weekly evaluations of each manager trainee.
     Additionally, our restaurant operations are overseen by our Vice President of Operations and by our eleven directors of operations, each of whom is responsible for supervising the operations of four to ten restaurants.
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
     During fiscal 2005, we purchased approximately 82% of our food and other restaurant supplies from two distributors. Our dependence on a small number of suppliers subjects us to the risk of possible shortages or interruptions in supply if one of these distributors is not able to provide food and supplies to our restaurants in a timely manner. However, we believe that the benefits of working with a small number of high-quality, financially stable vendors and realizing the benefits of primarily centralized distribution offsets the risks associated with this supplier dependence.
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
ADVERTISING AND MARKETING
     Our motto is: “Roadhouse Grill...Eat, Drink and be Yourself.” We attempt to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. We believe that clustering multiple restaurants in target markets helps build brand-awareness and increases the efficiencies in our marketing efforts. We also utilize radio, billboard and print advertising to promote our restaurants and build brand-awareness. In addition, beginning in fiscal 2004, we used a program with a rewards and loyalty company to market our restaurants. Further, we market at the restaurant level through local store marketing efforts including sponsorship of community charity activities, sporting events, and festivals. For fiscal years 2005, 2004, and 2003, advertising and marketing expense relating to Roadhouse Grill restaurants amounted to approximately 2.2%, 2.4%, and 2.4% of total revenues, respectively. Excluding the expense related to our program with the rewards and loyalty company, advertising and marketing expense amounted to 1.5% of total revenues in each of fiscal years 2005 and 2004. Over the last few years, because of our financial condition, we have not been able to invest in marketing initiatives at the same level as many of our competitors.
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
SEASONALITY
     Our operating results fluctuate seasonally because of our geographic concentration in Florida, where we have 33 of our 67 Company-owned restaurants. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations have been and may continue to be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives on increasing sales during these off-season periods.
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
     Sales of alcoholic beverages account for approximately 9% of our revenues. Since we sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the various government agencies, including states and municipalities where our restaurants are located. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of our restaurants, including minimum age of patrons consuming and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. Our restaurant operations are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on our results of operations and financial condition. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, there can be no assurance that our insurance coverage will be adequate.
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
INSURANCE
     We maintain insurance to cover the potential liabilities associated with a number of the risks that we encounter in our business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003, we were effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, we have had fixed cost coverage for workers’ compensation. For employers’ practice liability and general liability coverage, we are effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. We are also essentially self-insured in regards to the medical insurance benefits that we provide to our managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by us for fiscal 2005, 2004 and 2003 were $3.4 million, $5.0 million and $6.3 million, respectively.

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
EMPLOYEES
     At April 24, 2005, we employed 4,232 persons, of whom 3,908 were restaurant employees, 270 were restaurant management and supervisory personnel, and 54 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe that our relationship with our employees is satisfactory.
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
EXPANSION PLANS FOR COMPANY OWNED RESTAURANTS
     Expansion Strategy. Due to capital constraints, we have determined that it is not feasible at this time for us to significantly expand the Roadhouse Grill concept through the opening of a significant number of additional Company-owned restaurants. We opened one Company-owned restaurant in fiscal 2004 (in June 2003). However, no new Company-owned restaurants were opened in fiscal 2005 and no openings are currently planned for fiscal 2006. Subject to the operating results of our existing restaurants, the availability of adequate financing and the identification of suitable locations, we will make a determination as to the number of restaurants to open in future years. Our focus during fiscal 2006 will be on managing our existing restaurants in the United States and returning our business to profitability.
     Factors affecting development of Company-owned restaurants. If and when we decide to open additional Company-owned restaurants, our ability to successfully open such new restaurants will depend on a number of factors, many of which may be beyond our control, including our having financing available to open such restaurants and our ability to locate suitable restaurant sites; negotiate acceptable lease or purchase terms; obtain required governmental approvals and construct the new restaurants in a timely manner; attract, train and retain qualified and experienced personnel and management. Due to these factors and others discussed in this Form 10-K, there can be no assurance that we will be able to develop or operate additional restaurants.

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
     When we have developed new restaurants in existing buildings, construction has taken approximately 90 to 120 days after required construction permits have been obtained. Construction of restaurants on vacant land is a longer process and has generally ranged from 120 to 180 days. Our experience to date has been that obtaining construction permits has generally taken from 30 to 180 days. We have previously engaged outside general contractors for construction of our restaurants and expect to continue this practice for the future if and when we develop additional Company-owned restaurants.
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
FRANCHISED AND LICENSED RESTAURANTS
     We have limited franchise operations as of the date of this Form 10-K, and franchise fees and royalties were less than 1% of our revenues for each of the last three fiscal years. However, we believe that opportunities exist to expand our franchised restaurants, and we hope to pursue these opportunities in the future. There can be no assurance we will be successful in our franchise strategy.
     The following table sets forth the location of franchised and licensed restaurants open as of April 24, 2005:

Number of
Location	Restaurants
Italy	6
Malaysia	3
Nevada	1
Ohio	1
Brasilia, Brazil	1

Total	12

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
     Roadhouse Grill Italia S.R.L. On July 6, 2000, we entered into a joint venture agreement with the Cremonini Group, a publicly-traded Italian conglomerate and parent company of Roadhouse Grill Italia S.R.L., specializing in the food service industry in Europe. Under the original joint venture agreement, Cremonini Group was required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries. In March 2004, the joint venture and related agreements with the Cremonini Group was terminated and replaced with a trademark license agreement with Roadhouse Grill Italia S.R.L. (“RGI”) (the “License Agreement”). Under the License Agreement, we have granted RGI the exclusive right to develop a minimum of 36 restaurants in Italy during the next ten years, including the four restaurants opened prior to 2004. RGI has the right to discontinue the development of new restaurants on January 1, 2009 based on the operating restaurants existing at that time not meeting certain performance criteria. RGI also was granted a right of first refusal in regards to developing Roadhouse Grill restaurants in other selected European countries. We are not required to make any capital contribution in connection with the development of these restaurants.
     In accordance with the terms of the License Agreement, RGI is required to pay us a fixed development fee for each restaurant to be opened in accordance with the development schedule at the earliest to occur of the restaurant opening or the end of the applicable calendar year. In addition, we are entitled to fixed royalty fees at the beginning of each calendar year based on the number of restaurants currently open or scheduled to open by the end of the following calendar year in accordance with the development schedule. The payment obligations of RGI under the License Agreement are guaranteed by the Cremonini Group. As of April 24, 2005, there are six franchised restaurants operating in Italy and RGI has paid us all fees required to be paid under the License Agreement.
     Roadhouse Grill Hong Kong. During January 1996, we entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (HK) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, we will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, we will pay 50% of the pre-approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by us in connection with our duties and obligations under the Hong Kong Master Development Agreement. Roadhouse Grill Hong Kong and us will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay us royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by us in connection with the opening of each restaurant. As of April 24, 2005, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Master Development Agreement.
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
     As of April 24, 2005, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. We recorded less than $0.1 million in royalty income from those restaurants during fiscal 2005. Royalty income is currently being offset against interest that we owe to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $0.1 million as of April 24, 2005. Once the royalty receivable exceeds the payable to Berjaya, we expect to begin collecting the earned royalty fees.
     Roadhouse Grill Brazil. In May 1999, we entered into a Master Development Agreement with Roadhouse Grill Brazil, which provides for the development and franchising of Roadhouse Grill restaurants in Brazil. Under the agreement, Roadhouse Grill Brazil is required to open and maintain at least eight Roadhouse Grill restaurants during the first ten years of the term of the agreement. Roadhouse Grill Brazil pays us a one-time franchise fee for each new restaurant opened and an ongoing service fee based on gross sales. Roadhouse Grill Brazil currently operates one Roadhouse Grill restaurant in Brasilia, Brazil. As of April 24, 2005, the receivable due from Roadhouse Grill Brazil was less than $0.1 million.
     Ohio franchisee. In March 2002, we entered into a Master Development Agreement with NAHI, Inc., granting the exclusive right to build five restaurants in five years in the Cincinnati/Tri State area of Ohio and Kentucky. In order to maintain these exclusive rights, the franchisee must comply with the terms of the agreement including, but not limited to, opening one restaurant per year. As of April 24, 2005, the franchisee has not complied with the development schedule. However, to date, we have not taken any action in regard to terminating the agreement, although we reserve the right to do so. Currently, there is one restaurant open pursuant to this Master Development Agreement.
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
     Roadhouse Operating is obligated to pay us a percentage royalty fee based on gross sales. As of April 24, 2005, the receivable from Roadhouse Operating was approximately $0.1 million. Due to lack of payment, this amount has been fully reserved. We are also the guarantor of equipment leases for the three restaurants, owned by Roadhouse West G.P., an affiliate of Roadhouse Operating. In addition, management understands that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in default of the payment terms of the operating leases and management believes that the balance of the remaining lease payments due is approximately $1.0 million. The leases are collateralized by the leased equipment and certain leasehold improvements. Roadhouse West G.P. is currently being liquidated in a Chapter 7 proceeding. We cannot predict the outcome of this proceeding but believe that any potential liability that we have under our guarantees will be mitigated by the collateral described above and, accordingly, we have not recorded a reserve for any possible obligations that may arise relating to these proceedings.
ITEM 2. PROPERTIES
     As of April 24, 2005, all of our Company-owned open restaurants were located in leased space. Initial lease expirations range from five to 20 years, with the majority of the leases providing us with renewal options extending the lease term. All of our leases provide for a minimum annual rent, and several leases call for annual or other escalations at various points in the lease term or for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases, which require us to pay the costs of insurance, taxes and a portion of the lessors’ operating costs. We believe that our facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for our present business needs.
     On August 6, 2004, we closed a transaction with Sovereign involving the sale and leaseback of 11 restaurant properties that we had previously owned. The sale price for the 11 properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. See Note 5 of Notes to Consolidated Financial Statements.
     In December 2003, we completed a sale and leaseback transaction of our corporate headquarters building. Gross proceeds from the sale were $3.0 million. The net proceeds of $2.6 million, after payment of expenses and security deposits, were used, in part, to pay debt related to the facility of $1.5 million. The remaining net proceeds of $1.1 million were retained by us for general corporate purposes. The leaseback agreement provides for rent to be paid on a triple net basis and extends for a period of 15 years with two five-year renewal options. We occupy approximately 19,000 square feet of the facility and have leased the remaining 11,500 square feet through May 2007.
     We also own the land and building related to a closed store that is held for sale. The property is expected to be sold in fiscal 2006.
ITEM 3. LEGAL PROCEEDINGS
     We are a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any particular proceeding, we do not believe that our liability resulting from these proceedings individually or in the aggregate will have a material adverse effect on our financial position, results of operations or business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No actions were submitted to a vote of our shareholders during the fourth quarter of fiscal 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
     As of April 24, 2005, we had outstanding 29,220,663 shares of common stock, par value $0.03 per share. Our common stock is currently quoted on the Pink Sheets under the symbol “GRLL.PK.”
     The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported on the Pink Sheets:

	HIGH($)	LOW($)
FISCAL 2004
First Quarter	0.45	0.15
Second Quarter	0.45	0.10
Third Quarter	0.35	0.10
Fourth Quarter	0.40	0.10

FISCAL 2005
First Quarter	0.35	0.05
Second Quarter	0.16	0.12
Third Quarter	0.20	0.10
Fourth Quarter	0.45	0.19

FISCAL 2006
First Quarter (to August 10, 2005)	0.40	0.14
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
SHAREHOLDERS
     As of August 12, 2005, there were approximately 80 shareholders of record of our common stock. A portion of our outstanding common stock is held of record in broker “street name” for the benefit of individual investors, and we believe that as of the date of this report there are approximately 900 beneficial holders of our common stock.

EQUITY COMPENSATION PLAN INFORMATION
     See Item 11.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth for the periods and dates indicated selected financial data of the Company. The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
STATEMENT OF OPERATIONS DATA:	2005	2004	2003	2002	2001
(dollars in thousands, except per
share data):
Total revenues	$129,207	$139,380	$140,924	$158,982	$168,055
Cost of restaurant sales:
Food and beverage	46,082	49,271	47,439	55,066	59,112
Labor and benefits	41,829	45,078	47,860	51,817	54,059
Occupancy and other	34,010	33,483	34,567	37,580	39,269
Pre-opening expenses	—	120	124	477	2,481

Total cost of restaurant sales	121,921	127,952	129,990	144,940	154,921

Depreciation and amortization	6,197	7,078	7,460	8,991	10,297
General and administrative expenses	6,775	6,506	6,956	9,106	10,954
Asset impairment	1,768	964	5,854	7,507	3,066
Restructuring charge	—	(96)	46	5,086	—
Reorganization expenses	—	—	2,726	876	—

Total operating expenses	136,661	142,404	153,032	176,506	179,238

Operating loss	(7,454)	(3,024)	(12,108)	(17,524)	(11,183)

Other income (expense):
Gain on extinguishment of debt	7,102	—	—	—	—
Interest expense, net	(1,550)	(3,236)	(2,289)	(3,810)	(3,655)
Other, net	(464)	282	75	(60)	800

Total other income (expense)	5,088	(2,954)	(2,214)	(3,870)	(2,855)

Loss before income taxes and extraordinary gain	(2,366)	(5,978)	(14,322)	(21,394)	(14,038)
Income tax expense (benefit)	75	(1)	(1,241)	49	1,818

Loss before extraordinary gain	(2,441)	(5,977)	(13,081)	(21,443)	(15,856)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
STATEMENT OF OPERATIONS DATA:	2005	2004	2003	2002	2001
(dollars in thousands, except per
share data):
Extraordinary gain	—	—	1,838	—	—

Net loss	($2,441)	($5,977)	($11,243)	($21,443)	($15,856)

Basic net loss per common share:
Basic net loss per common share	($0.08)	($0.20)	($0.56)	($2.21)	($1.63)

Diluted net loss per common share:
Diluted net loss per common share	($0.08)	($0.20)	($0.56)	($2.21)	($1.63)

Weighted average common shares outstanding	29,220,663	29,220,663	20,000,744	9,708,741	9,708,741

Weighted average common shares and share equivalents outstanding assuming dilution	29,220,663	29,220,663	20,000,744	9,708,741	9,708,741

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
BALANCE SHEET DATA:	2005	2004	2003	2002	2001
(dollars in thousands)
Cash and cash equivalents	$810	$1,181	$2,956	$3,193	$1,582
Total current assets	3,890	3,804	7,393	7,618	8,889
Property and equipment	24,593	49,512	60,024	71,926	87,204

Total assets	31,714	57,314	71,304	83,354	100,328

Total current liabilities	17,164	17,856	19,474	10,888	56,692
Liabilities subject to compromise – pre-petition	—	—	—	54,757	—
Liabilities subject to compromise – GAP	—	—	—	2,181	—
Long-term debt, including current portion *	5,597	32,666	39,559	—	42,179
Obligations under capital leases, including current portion *	4,600	5,398	6,714	—	5,742
Total liabilities	29,328	52,506	60,519	67,826	63,357

Total shareholders’ equity	2,386	4,808	10,785	15,528	36,971

*	Note, for fiscal year 2002, total current liabilities, long term debt, capital lease debt and total liabilities do not include liabilities classified as subject to compromise.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We operate, franchise and license high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” As of April 24, 2005, there were 68 Company-owned Roadhouse Grill restaurants, 33 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Subsequent to April 24, 2005, one restaurant was closed upon the termination of the related lease. We also have 12 franchised or licensed restaurants.
     During the last few years, our restaurant business has been hampered by heavy debt and shortfalls of working capital to operate our business. We have also been unable to increase restaurant sales due to our lack of adequate resources to advertise our restaurants, a very competitive restaurant market, and general economic conditions. Further, we have experienced food cost increases arising from adverse market conditions, only a portion of which can be passed on to customers. All of these factors have caused us to report net losses in the last few years.
     During the last year, we have implemented a new main menu and a new kids’ menu, continued to make additional investments in the recruiting and training of our restaurant managers and directors of operations, implemented new incentive programs for our restaurant employees and directors of operations, taken steps to reduce our costs and attempted to pass a portion of the increased food costs on to our customers, all in an effort to return our Company to profitability.

ENGAGEMENT OF INVESTMENT BANKING FIRM
     On April 25, 2005, we engaged the investment banking firm of J. H. Chapman, L.L.C. to explore strategic alternatives. J. H. Chapman, which was founded in 1982 and is headquartered in Rosemont, Illinois, is the leading investment banking firm specializing in the food industry. With the assistance of J. H. Chapman, we are exploring potential strategic options that may be available to us. However, to date, no agreements have been executed.
SALE/LEASEBACK TRANSACTION
     On August 6, 2004, we entered into a sale/leaseback for 11 restaurant properties with Sovereign. The sale price for the 11 properties was $21.8 million. The properties have been leased back under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the sale to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million) and to pay transaction expenses relating to the sale/leaseback. The net gain from the debt repayment is reflected in our consolidated statement of operations for the fiscal year ended April 24, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the consolidated balance sheet as of April 24, 2005 and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes, including working capital to meet our ordinary course expenses.
LOAN FROM MAJORITY SHAREHOLDER
     On August 10, 2005, we obtained a $1,250,000 loan from our majority shareholder. The loan is being used for working capital in our business. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 22 of Notes to Consolidated Financial Statements.
IMPACT OF HURRICANES
     In August and September 2004, a number of our restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne, which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to several of our properties and resulted in the temporary closure of a number of our restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the progress of the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, we lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Also, as a result of the hurricanes, we incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. We filed insurance claims under our property insurance policy for these losses. In July 2005, we received $0.6 million in full settlement of these insurance claims. These receipts have been reported in total revenues in the amount of $0.4 million and as a reduction of property and equipment in the amount of $0.2 million during the fifty-two weeks ended April 24, 2005 and as accounts receivable in the Consolidated Balance Sheet as of April 24, 2005.
OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. In each of the fiscal years ended April 24, 2005 and April 25, 2004, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in fiscal year 2005, as compared to 90% and 10%, respectively, in fiscal year 2004. Franchise and management fees during fiscal 2005 and 2004 accounted for less than 1% of our revenues.
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
     Of our 67 currently operating Company-owned restaurants, one was opened in June 2003. Further, we closed one restaurant in July 2003 in conjunction with the sale of the related leasehold and we sold a second restaurant in April 2004. Two additional restaurants were closed in March and July 2005 upon expiration or termination of the related leases. No additional Company-owned restaurants are currently expected to be opened in fiscal year 2006.
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
PROPERTY AND EQUIPMENT
     We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review the performance of our individual restaurants to identify possible under performing operations that should be assessed for possible impairments of long-lived assets. In that regard, we recorded impairment charges during fiscal 2005, 2004 and 2003. See “Results of Operations” below. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future estimated net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
INTANGIBLE ASSETS
     We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 24, 2005, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 2004, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of our goodwill in fiscal 2006 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.
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
     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Consolidated Balance Sheet. As of April 24, 2005 and April 25, 2004, total recorded insurance reserves were $1.6 million and $1.8 million, respectively.
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

RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.
STATEMENTS OF OPERATIONS DATA:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Total revenues	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	35.7	35.4	33.7
Labor and benefits	32.4	32.3	34.0
Occupancy and other	26.2	24.0	24.5
Pre-opening expenses	—	0.1	—

Total cost of restaurant sales	94.3	91.8	92.2

Depreciation and amortization	4.8	5.1	5.3
General and administrative expenses	5.2	4.7	5.0
Asset impairment	1.4	0.7	4.2
Restructuring charge	—	(0.1)	—
Reorganization expenses	—	—	1.9

Total operating expenses	105.7	102.2	108.6

Operating loss	(5.7)	(2.2)	(8.6)

Other income (expense):
(Loss) gain on sale/disposal of fixed assets	(0.4)	0.2	—
Gain on extinguishment of debt	5.5	—	—
Interest expense, net	(1.2)	(2.3)	(1.6)

Total other income (expense)	3.9	(2.1)	(1.6)

Loss before taxes and extraordinary gain	(1.8)	(4.3)	(10.2)

Income tax expense (benefit)	0.1	—	(0.9)

Loss before extraordinary gain	(1.9)	(4.3)	(9.3)

Extraordinary gain	—	—	1.3

Net loss	(1.9)%	(4.3)%	(8.0)%

RESTAURANT DATA:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Company-owned restaurants:
Beginning of period	69	70	73
Opened	—	1	1
Closed	(1)	(2)	(4)

End of period	68	69	70

Franchised and licensed restaurants:
Beginning of period	11	9	8
Opened	1	2	3
Closed	—	—	(2)

End of period	12	11	9

Total restaurants:
Beginning of period	80	79	81
Opened	1	3	4
Closed	(1)	(2)	(6)

End of period	80	80	79

FIFTY-TWO WEEKS ENDED APRIL 24, 2005 (“FISCAL YEAR 2005”) COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 25, 2004 (“FISCAL YEAR 2004”)
     Total revenues. Total revenues decreased $10.2 million, or 7.3%, from $139.4 million for Fiscal Year 2004 to $129.2 million for Fiscal Year 2005. This decrease is primarily attributable to the lost revenues resulting from the hurricanes (estimated to be approximately $1.3 million less $0.4 million reimbursed by insurance), a reduction in sales generally at comparable restaurants (including sales indirectly lost due to the impact of the hurricanes on customer dining habits during the six weeks over which the four storms occurred) and the closing of three restaurants in July 2003, April 2004 and March 2005 as a result of the sale of the related property interests or expiration of the related lease. For the same reasons, sales at comparable restaurants for Fiscal Year 2005 decreased 5.8% compared with sales for Fiscal Year 2004. Removing the estimated impact of the hurricanes, same restaurant sales for Fiscal Year 2005 were 4.9% below those for Fiscal Year 2004. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in October 2003 and May 2004 as discussed below. Management believes that the decrease in headcount is attributable to intense competition from new and existing restaurants in many of the markets in which our restaurants operate, the impact of the hurricanes and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. Sales from restaurants closed in Fiscal Year 2004 or 2005 were $0.9 million in Fiscal Year 2005 compared to $2.7 million in Fiscal 2004.
     In March 2005, we introduced a new, updated main menu into our restaurants, which included both the introduction of selected new menu offerings as well as the elimination of certain items from the previous menu that did not generate sufficient sales volume. The menu also included a price increase of approximately 2% based on the current sales mix and a change in menu offerings and plate presentations that is expected to result in a reduction in food costs.
     Food and beverage. Food and beverage costs decreased $3.2 million, or 6.5%, to $46.1 million for Fiscal Year 2005 from $49.3 million for Fiscal Year 2004. As a percentage of revenues, food and beverage costs increased by 0.3% to 35.7% for Fiscal Year 2005 from 35.4% for Fiscal Year 2004. The decrease in dollars is attributable to the reduction in revenues. The increase as a percentage of revenues is primarily attributable to increases in beef and produce prices. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an additional average price increase of approximately 3% based on the sales mix at the time of the increase. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appeared to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs including changes described above in relation to the new menu implemented in March 2005 that are expected to result in a decrease in food costs.
     Labor and benefits. Labor and benefits costs decreased $3.3 million, or 7.3%, to $41.8 million for Fiscal Year 2005 from $45.1 million for Fiscal Year 2004. As a percentage of revenues, labor and benefits costs increased 0.1% to 32.4% for Fiscal Year 2005 from 32.3% for Fiscal Year 2004. The increase as a percentage of revenues is due to the impact of the decline in revenues and the fixed nature of a significant portion of our labor and benefits, partially offset by a reduction in workers’ compensation and group health insurance expense.
     Occupancy and other. Occupancy and other costs increased $0.5 million, or 1.5%, to $34.0 million for Fiscal Year 2005 from $33.5 million for Fiscal Year 2004. As a percentage of revenues, occupancy and other was 26.2% for Fiscal Year 2005 compared to 24.0% for Fiscal Year 2004. The increase, both in dollars and as a percentage of revenues, is primarily attributable to increased rent as a result of the August 2004 sale/leaseback of 11 properties, offset to some extent by reductions in marketing expense and equipment rental expense resulting from the expiration of certain equipment leases. The increase as a percentage of revenues is further impacted by the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.9 million, or 12.7%, to $6.2 million for Fiscal Year 2005 from $7.1 million for Fiscal Year 2004. As a percentage of revenues, depreciation and amortization expense decreased 0.3% to 4.8%, from 5.1% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to certain equipment becoming fully depreciated during the period, the sale and leaseback of the 11 properties described above and asset impairments recorded in fiscal years 2004 and 2005 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.
     General and administrative. General and administrative costs increased $0.3 million, or 4.6%, to $6.8 million for Fiscal Year 2005 from $6.5 million for Fiscal Year 2004. The increase is primarily attributable to increased rent (as a result of the sale and leaseback of the corporate headquarters building in

December 2003), bank fees and salaries for additional field management personnel, offset to some extent by a reduction in group health insurance. As a percentage of revenues, general and administrative costs increased 0.5% from 4.7% for Fiscal Year 2004 to 5.2% for Fiscal Year 2005. The increase as a percentage of revenues is also the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Asset impairment. Asset impairment charges totaling $1.8 million, or 1.4% of revenues, were recorded for Fiscal Year 2005 relating to equipment at restaurants that have previously been recognized as impaired and four other restaurants that were not performing as expected, one of which we intend to close upon the expiration of the lease in 2006. We recorded asset impairment charges during Fiscal Year 2004 totaling $1.0 million, or 0.7% of revenues, relating to three restaurants that were not performing as expected and other restaurants for which impairment charges had previously been recognized.
     (Loss) gain on sale/disposal of fixed assets. During Fiscal Year 2005, we recognized a loss of $0.5 million of which $0.4 million was to reduce the carrying value of an asset held for sale to the net proceeds expected to be received from the sale of the asset. During Fiscal Year 2004, we realized a gain on the sale of fixed assets of $0.3 million, which primarily relates to the sale of a property in April 2004.
     Gain on extinguishment of debt. During Fiscal Year 2005, we recognized a $7.1 million gain relating to the repayment of debt at a discount as a result of the sale/leaseback of 11 properties. See further discussion above.
     Interest expense, net. Total interest expense decreased $1.7 million, or 53.1%, to $1.5 million for Fiscal Year 2005 from $3.2 million for Fiscal Year 2004. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the August 2004 sale/leaseback transaction.
     Income taxes. Total income tax expense for Fiscal Year 2005 was $0.1 million and was related to federal alternative minimum tax as well as state and local taxes. We did not recognize a tax benefit relating to the operating losses for fiscal years 2005 or 2004 because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
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
     Labor and benefits. Labor and benefits costs decreased $2.8 million, or 5.8%, to $45.1 million for Fiscal Year 2004 from $47.9 million for Fiscal Year 2003. As a percentage of revenues, labor and benefits costs for Fiscal Year 2004 decreased 1.7% to 32.3%, from 34.0% during the prior period. This decrease, both in dollars and as a percentage of revenues, is due primarily to a reduction in direct labor cost, a decrease in group health insurance resulting from modifications to our medical benefit plan implemented in June 2003, and a decrease in workers’ compensation insurance costs.
     Occupancy and other. Occupancy and other costs decreased $1.1 million, or 3.2%, to $33.5 million for Fiscal Year 2004 from $34.6 million for Fiscal Year 2003. As a percentage of revenues, occupancy and other expense was 24.0% for Fiscal Year 2004, compared to 24.5% for Fiscal Year 2003. The decrease, both in dollars and as a percentage of revenues, is attributable to a decrease in equipment rental expense resulting from the expiration of certain operating leases and a reduction in repair and maintenance and marketing expenses incurred, partially offset by an increase in utility expense resulting from increased fuel costs. Marketing expense for Fiscal Year 2004 was $3.3 million, compared to $3.4 million for Fiscal Year 2003. Excluding the advertising expense related to the new program implemented in June 2003 with the loyalty and rewards company (see Note 20 to the Consolidated Financial Statements), marketing expense was $2.1 million in Fiscal Year 2004.
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

     General and administrative. General and administrative costs decreased $0.5 million, or 7.1%, to $6.5 million for Fiscal Year 2004 compared to $7.0 million for Fiscal Year 2003. As a percentage of revenues, general and administrative costs decreased 0.3% from 5.0% to 4.7% during these periods. The decrease, both in dollars and as a percentage of revenues, is the result of reductions in corporate overhead and a decrease in legal and professional fees incurred, offset to some extent by an increase in training expense, which is a result of our increased emphasis on hiring and continuing to train high quality restaurant managers and an increase in rent expense resulting from the sale/leaseback transaction executed in December 2003 relating to our corporate headquarters building.
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
     Total other expense. Total other expense increased $0.8 million, or 36.4%, to $3.0 million for Fiscal Year 2004 from $2.2 million for Fiscal Year 2003. The increase was primarily due to the forgiveness of interest expense during the period of bankruptcy. Included in other expense for Fiscal Year 2004 is a gain on the sale of fixed assets of $0.3 million, which primarily relates to the sale of a property in April 2004.
     Income tax benefit. For Fiscal Year 2003, we recorded a net income tax benefit of $1.2 million relating to an expected federal income tax refund. We did not recognize a tax benefit relating to the operating loss for either fiscal year 2004 or 2003 because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Extraordinary gain. We recognized an extraordinary gain during Fiscal Year 2003 of $1.8 million relating to the forgiveness of debt resulting from the Chapter 11 reorganization. The debt forgiveness is primarily comprised of obligations that were canceled as a result of the bankruptcy proceedings. No extraordinary gain was recorded during Fiscal Year 2004.
OUTLOOK
     The following discussion of our future operating results that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in the forward-looking statement. Please refer to Pages 3 and 6 of this Annual Report on Form 10-K, as well as to the other disclosures contained in this Annual Report on Form 10-K, for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

     Fiscal 2006 revenue. As discussed above, no new restaurants are currently being developed for fiscal 2006. All 67 of our restaurants will qualify as comparable restaurants during fiscal 2006. As discussed above, fiscal 2005 revenues have been significantly adversely impacted by four hurricanes that occurred in certain of the markets in which we operate, particularly the state of Florida. Excluding the estimated effects of the hurricanes on fiscal 2005, sales from comparable restaurants declined 4.9% during the fiscal year. Management intended to use a portion of the net proceeds received from the August 2004 sale/leaseback of 11 properties to invest in additional marketing for its restaurants, in an effort to improve future revenues. However, the financial impact of the hurricanes as well as the continued decline in sales has required the Company to use these net proceeds, after debt payments, for working capital purposes. Following the sale/leaseback, management has developed and implemented certain programs including a new local restaurant marketing program, a modified incentive compensation program for its employees and changes in the hiring and training of restaurant employees. In addition, management developed a new menu insert that included the introduction of certain new menu items. Management has also developed a new kids’ menu and main menu with enhanced features and new menu items, which were introduced in our restaurants in February and March 2005, respectively. While management has seen certain improvements in its operations from these new programs including improved traffic in our restaurants, higher average checks, lower employee turnover and improved store execution, there can be no assurance as to whether these changes will ultimately result in increased sales or profitability. Based on the above, management currently expects that the negative same restaurant sales trend it has experienced in recent years will improve and that total fiscal 2006 revenues may increase slightly over fiscal 2005.
     Management believes that identifying opportunities to expand our operations in relation to franchised restaurants represents a growth opportunity and would require significantly lower capital resources from us than the expansion of Company-owned restaurants. However, these initiatives are not expected to generate significant revenue or operating profit during fiscal 2006. Accordingly, revenue anticipated to be generated from royalty fees and other income is expected to be less than 1% of total revenues in fiscal 2006.
     Food and beverage costs. Similar to many competing restaurant concepts, we experienced a significant increase in food and beverage costs during fiscal 2004, which continued into fiscal 2005. This increase was primarily caused by the instances of Mad Cow Disease that were reported in Canada and the United States in 2003, which has had a significant negative impact on meat and dairy costs. Management has taken actions in an attempt to reduce the impact of these events including enhancing our menu, in part, to promote certain non-meat menu items, implementing menu price increases, negotiating arrangements to purchase certain meat products at fixed rates during fiscal 2005 and targeting certain marketing initiatives in an attempt to change our sales mix and increase sales of lower cost food items. In addition, in March 2005, we introduced a new main menu into our restaurants that included changes in menu offerings and plate presentations that are expected to result in a reduction in food costs. Management is also continuing its initiatives to further reduce food costs as described above. Management cannot predict the duration of these cost increases or further impacts that may occur as a result of these events. However, it is presently anticipated that food and beverage costs for fiscal 2006 will decline by approximately 2% of revenues as compared to fiscal 2005.
     Labor and benefits. We experienced a decrease in labor and benefits costs in fiscal 2004 as a percent of revenues as compared to fiscal 2003. This decrease resulted from improved management of hourly labor, a decrease in the cost of providing medical benefits to employees due to plan design changes implemented in June 2003 and a decrease in the cost of workers’ compensation insurance due to a change to a guaranteed cost insurance program in January 2003 as compared to the significant claims incurred in fiscal 2003 under the previous self funded program. However, due to the decline in revenues during fiscal 2005 as compared to fiscal 2004 and the generally fixed nature of labor and benefits, these costs have increased slightly to 32.4% of revenues in fiscal 2005 from 32.3% of revenues in fiscal 2004. This increase has been partially offset by further reductions in workers’ compensation and group health insurance expense. Management currently expects labor and benefit costs as a percentage of revenues to increase approximately 1% of revenues in fiscal 2006 compared to fiscal 2005 due primarily to the impact of recent amendments to minimum wage regulations in certain of the states in which we operate (Florida and New York), changes in the compensation paid to restaurant employees and a slight increase in workers’ compensation insurance costs.
     Occupancy and other. As a result primarily of the sale and leaseback transaction entered into in August 2004 as discussed above, we will incur additional rent expense in fiscal 2006 of approximately $1.0 million. Partially offsetting this increase will be reduced costs incurred as a result of the expected conversion of certain equipment leases from operating leases to capital leases upon the expiration of the original lease terms. Due primarily to these factors, management presently expects occupancy and other expenses in fiscal 2006 to remain relatively consistent with fiscal 2005.
     Pre-opening expenses. As discussed above, no new restaurant openings are currently planned for fiscal 2006. As a result, pre-opening expenses are not anticipated to be significant in fiscal 2006.
     Depreciation and amortization. Management currently expects that total depreciation and amortization expense will continue to decline in fiscal 2006 as compared to fiscal 2005 due to the sale and leaseback transaction entered into in August 2004, the impairment of assets at the end of fiscal 2005 and the volume of assets that have or will become fully depreciated during fiscal 2005 and fiscal 2006.
     General and administrative expenses. Management currently expects that general and administrative expenses will remain relatively consistent in fiscal 2006 compared to fiscal 2005.
     Asset impairment. We have recorded asset impairment charges of $1.8 million, $1.0 million and $5.9 million in fiscal 2005, 2004 and 2003, respectively. The accounting for long-lived assets requires us to estimate future net cash flows to be generated by the asset (in this case our restaurants). If certain restaurants do not perform as expected, we may be required to take additional asset impairment charges, although at present no such charges are expected.
     Interest expense, net. Based on the current debt and capital lease obligations outstanding and the significant debt payments made in fiscal 2005 including the payments made in connection with the sale and leaseback transaction, we presently anticipate that interest expense will decrease significantly in fiscal 2006 compared to fiscal 2005 and will total approximately $0.2 million per quarter in fiscal 2006.
     Income tax (benefit) expense. Due to the existence of federal and state income tax loss carryforwards, we do not currently anticipate that any significant income tax expense or benefits will be recorded or realized in fiscal 2006. We have fully reserved all of our tax loss carryforwards because we do not believe that it is more likely than not that our deferred tax assets will be realized in the future.
LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Notes 8, 9, and 10 to the Consolidated Financial Statements for a description of our current outstanding debt and capital and operating lease obligations. As of April 24, 2005, total minimum payments required under our note and lease obligations in 2006, including interest thereon, were $15.7 million.

     The following table summarizes our future contractual cash obligations for each of the next five fiscal years and thereafter as of April 24, 2005 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$2,259	$2,375	$939	$17	$7	$—	$5,597
Interest	243	128	20	1	—	—	392

Total	2,502	2,503	959	18	7	—	5,989

Capital lease debt:
Principal	1,325	1,124	417	340	341	1,053	4,600
Interest	290	230	198	168	135	222	1,243

Total	1,615	1,354	615	508	476	1,275	5,843

Operating leases	11,043	10,173	9,636	9,063	8,525	79,365	127,805

Other commitments	517	205	140	142	168	—	1,172

Total	$15,677	$14,235	$11,350	$9,731	$9,176	$80,640	$140,809

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by us or by our creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long-term debt agreements may be accelerated to the extent that we realize excess cash flow as described in Note 10 to the Consolidated Financial Statements.
     During the fiscal year ended April 24, 2005, our primary sources of working capital were proceeds of the sale/leaseback of 11 properties, cash provided by operations and proceeds from the sale of food and beverage credits (see Note 20 to the Consolidated Financial Statements).
     On August 6, 2004, we entered into a sale/leaseback for 11 restaurant properties with Sovereign. The sale price for the 11 properties was $21.8 million. The properties have been leased back under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the sale to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million) and to pay transaction expenses relating to the sale/leaseback. The net gain from the debt repayment is reflected in our consolidated statement of operations for the fiscal year ended April 24, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the consolidated balance sheet as of April 24, 2005 and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes, including working capital to meet our ordinary course expenses.
     In August 2005, we entered into a loan agreement with our majority shareholder. Under that agreement, we have borrowed $1,250,000. The loan bears interest at the rate of 10% per annum and is secured by a lien on all of our assets. The loan is due on May 15, 2006, or earlier upon a sale of the Company. See Note 22 of Notes to Consolidated Financial Statements. We are using the proceeds of the loan for working capital in our business.
     We expect that our primary source of working capital for future periods will be cash flow from operations, proceeds from the sale of the closed property, possible additional debt and/or equity financing and possible advance sales of additional food and beverage credits. We have also recently received additional cash from the collection of insurance proceeds (see Note 21) and proceeds from our majority shareholder under a loan agreement (see Note 22).
     We have experienced significant cash flow problems in the past. We believe that our ability to generate cash from operations is dependent upon, among other things, demand for our products, a continued commitment to providing an excellent dining experience for our customers, the development and implementation of successful marketing strategies, the cost levels of our various food products, and our continuing efforts to reduce our operating costs. We implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items during fiscal 2005. In addition, we have taken, and continue to take, steps to control our costs. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations. In addition, if operating results do not improve in the near term as a result of the recent changes that have occurred and the introduction of the new menus, then we may be required to recognize additional impairment charges related to certain long-lived assets (and such charges may be significant).
     We require significant working capital to operate our business. Although there can be no assurance, if we meet our business plan in all material respects, we expect to have sufficient working capital to meet our obligations during fiscal 2006. Factors that could cause us to not meet our business plan could include unforseen events such as material food cost increases, significant decreases in customer volume, hurricanes or other unforseen factors. However, if cash generated from our operations and other possible sources described above are insufficient to fund our financial commitments and working capital requirements, we will have to obtain additional capital from debt or equity financing sources. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to us, or at all. In the event we are unable to secure needed additional financing, it would likely have a material adverse effect upon our business, results of operations or financial condition.
SUMMARY OF CASH FLOWS
     Cash provided by operating activities during fiscal year 2005 was $1.4 million, compared with $3.8 million provided by operating activities during fiscal year 2004. The primary sources of cash for each fiscal year were the net income generated from operations excluding non-cash expenses including depreciation, amortization and asset impairments and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company as well as collection of income tax refunds during the fifty-two weeks ended April 25, 2004. The primary use of cash during the fifty-two weeks ended April 24, 2005 was cash used to support operations.
     Cash provided by investing activities during fiscal year 2005 was $19.7 million, compared to $2.9 million provided during fiscal year 2004. Sources of cash provided by investing activities during each period consisted of proceeds from sales of property and equipment, primarily relating to the August 2004 sale/leaseback transaction. Cash used by investing activities during each period consisted of purchases of property and equipment.
     Cash used in financing activities during fiscal year 2005 was $21.5 million, compared to $8.5 million used by financing activities during fiscal year 2004. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations, including early debt payments from proceeds of the sale/leaseback transactions during each fiscal year.

CAPITAL EXPENDITURES
     We did not open any new restaurants during the fiscal year ended April 24, 2005. We opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, of which $0.4 million was expended during the fiscal year ended April 25, 2004. We do not currently have any additional Company-owned restaurants under development for fiscal year 2006 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, we will not be able to open additional restaurants.
SEASONALITY AND QUARTERLY RESULTS
     Our operating results fluctuate seasonally because of our geographic concentration. Of the 67 restaurants currently owned and operated by us, 33 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods.
     In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward Looking Statements.
IMPACT OF INFLATION
     The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In that regard, the Florida Constitution and state regulations of New York were recently amended to increase the minimum wage payable to Florida and New York employees. These changes in New York and Florida were effective in January and May, 2005, respectively. Management believes that the impact of changes in the minimum wage laws will be offset by other changes in our operations.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 24, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the fiscal year ended April 24, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS
     The names of our executive officers and certain information with respect to each of them is set forth below.

Name	Age	Position
Ayman Sabi	42	President and Chief Executive Officer
Michael C. Brant	42	Executive Vice President of Finance and Chief Financial Officer
Alain K.K. Lee	48	Executive Vice President and Corporate Secretary
Mark Rogers	42	Vice President of Operations
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
     Alain K.K. Lee has been our Executive Vice President and Corporate Secretary since September 2002. He was previously our Vice President of Corporate Affairs and Franchising/Investor Relations from July 1998 until September 2002. From 1990 to 1998, Mr. Lee served as Berjaya Group Berhad’s Chief Financial Officer and as a General Manager and Director of several other Berjaya subsidiary companies. Berjaya Group Berhad owns 100% of our majority shareholder. Mr. Lee also serves on the Board of Directors of ILTS, Inc.
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

Name	Age	Director Since
Ayman Sabi	42	February 1997
Alain K.K. Lee	48	January 1998
Ronald J. Buck	42	September 2002
Nathan D. Benn	43	September 2002
     For biographical information about Messrs. Sabi and Lee, see “Executive Officers” above.
     Ronald J. Buck is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is a holder of our debt securities. From 1995 to 1998, Mr. Buck was a bond analyst in Standard and Poor’s retail and restaurant group. Mr. Buck served in various positions in Chase Manhattan Bank from 1989 to 1995, and in the last three years as a Vice President in the Recovery and Restructuring Department. Mr. Buck is a member of our Board’s Audit Committee and Compensation Committee.
     Nathan D. Benn, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, which has a contract with us to supply beef to our food purveyor for resale to our restaurants. Previously, he served as Chief Financial Officer of Colorado Boxed Beef Company beginning in October 2000. From August 1997 to September 2000, Mr. Benn was Chief Financial Officer of Cutrale Citrus Juices USA, Inc. Mr. Benn also served as Vice President and General Manager of Rouse Rubber Industries, Inc. from December 1995 to July 1997; and Corporate Controller/Director of MIS of Choctaw Maid Farms, Inc. from December 1992 to November 1995. Mr. Benn is a certified public accountant. Mr. Benn is a member of our Board’s Audit Committee and Compensation Committee and is the qualified financial expert on the Audit Committee.
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
     Based solely on a review of the copies of such reports furnished to us, or written representation that no such reports were required, we believe that for the fiscal year ended April 24, 2005, all of our officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them.
Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We will provide a copy of the code of ethics upon a written request to the Company, attention, CFO.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth the compensation paid to our Executive Officers whose compensation exceeded $100,000 in fiscal 2005. The individuals included in the table are collectively referred to as the “Named Executive Officers.”

ANNUAL COMPENSATION
NAME AND PRINCIPAL	FISCAL		OTHER ANNUAL	ALL OTHER
POSITION	YEAR	SALARY	COMPENSATION (1)	COMPENSATION (2)
Ayman Sabi,	2005	$228,977	$87,078	$143,898
President and Chief	2004	235,547	67,468	23,555
Executive Officer	2003	409,633	67,642	40,963
Michael C. Brant,	2005	216,704	—	151,668 (5)
Executive Vice	2004	224,049	—	22,405
President of Finance and	2003	105,712	—	7,958
Chief Financial Officer (3)
Alain K.K. Lee,	2005	138,885	36,760	13,889
Executive Vice President	2004	135,288	34,332	13,529
and Corporate Secretary	2003	129,492	34,768	12,949
Mark Rogers,	2005	158,719	—	—
Vice President of	2004	130,231	—	—
Operations (4)	2003	—	—	—

(1)	This amount represents rent and car lease payments made by us for Mr. Sabi and Mr. Lee.

(2)	Represents Supplemental Executive Retirement Plan (“SERP”) and Key Employee Secured Benefit Plan (KESBP) contributions made by us. Also includes, for fiscal year 2005, bonuses paid to Messrs. Sabi and Brant of $110,000 and $100,000, respectively, and retention amounts described at (5) below.

(3)	Mr. Brant began his employment with us on October 8, 2002.

(4)	Mr. Rogers began his employment with us on June 30, 2003.

(5)	On March 29, 2005, the Company entered into a retention agreement (“Agreement”) with Mr. Brant. Under the Agreement, in exchange for agreeing to continue to provide services until at least September 30, 2005 and subject to the terms set forth in the Agreement, Mr. Brant would receive a retention bonus equal to one year’s current base compensation and paid in the manner set forth in the Agreement, including $18,180 paid in fiscal year 2005. As discussed below, such Agreement was amended in August 2005.
OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
     None.

AGGREGATED OPTIONS / SAR GRANTS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS / SAR VALUES

			Number of Securities		Value of
			Underlying		Unexercised
	Shares		Unexercised		In-the-Money
	Acquired		Options/SARs at		Options/SARs at
	On	Value	Fiscal Year-End(1)		Fiscal Year-End(1)
	Exercise	Realized	Exercisable(E)		Exercisable(E)
	(#)	($)	Unexercisable(U)		Unexercisable(U)

Ayman Sabi	—	—	E -133,333	U-266,667	E -0-	U -0-
Michael C. Brant	—	—	E - 66,667	U-133,333	E -0-	U -0-
Alain K.K. Lee	—	—	E - 66,667	U-133,333	E -0-	U -0-
Mark Rogers	—	—	E - 58,333	U-116,667	E -0-	U -0-

(1)	All Options awarded under the 2003 Stock Option Plan.
Compensation of Directors
     Each outside director receives $3,500 for each Board Meeting that he attends and $500 for attendance at each meeting of the Audit Committee or Compensation Committee. Additionally, our Board of Directors has determined that upon a successful sale of our business in which our shareholders are being paid consideration in return for their shares, each non-employee director will receive a payment of $25,000.
2003 Stock Option Plan
     We have a stock option plan (the 2003 Stock Option Plan) pursuant to which options may be granted to our officers, directors, key employees and independent contractors or to consultants that perform services for us. The plan is administered by the Compensation Committee of our Board of Directors, which has the sole authority to make all decisions under the plan.
     We have reserved 1,500,000 shares of common stock for issuance under the plan. At April 24, 2005, options to purchase 1,305,000 shares of common stock at an exercise price of $0.36 per share were outstanding under the plan.
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
Severance Agreements
     In August 2005, we entered into severance agreements with our executive officers and several of our key employees. Under the severance agreements, we are obligated to pay severance benefits to our executive officers and several of our key employees in the event of a “change of control” (as defined in the agreements) in which such executive officers and key employees are terminated (or, under certain circumstances, voluntarily leave our employment), as follows:
•	Ayman Sabi, our CEO and one of our directors, will receive 18 months of salary and certain benefits;

•	Alain Lee, one of our directors and executive officers, will receive 12 months of salary and certain benefits; and

•	Mark Rogers, our Vice President of Operations, will receive 12 months of salary and certain benefits.
     Additionally, in August 2005, we entered into an amended and restated retention and severance agreement with our CFO, Michael C. Brant. Under the revised agreement, Mr. Brant will receive certain benefits upon a “change of control” in which he is terminated or voluntarily leaves our employ. Notwithstanding, under the revised agreement between us and Mr. Brant, if no change of control has occurred by December 31, 2005, Mr. Brant will receive the balance of the payments already due him under the original retention agreement that we entered into with Mr. Brant in March 2005.
     Copies of the severance agreements are filed as exhibits to this Form 10-K and this summary is qualified in its entirety by the full terms of such agreements.
Special Incentive Compensation Plan
     Our Board of Directors has adopted the 2005 Special Incentive Compensation Plan (the “Plan”). Under the Plan, in the event of a change of control, as defined, certain compensation will be paid to persons designated as participants under the Plan. The Compensation Committee of our Board of Directors oversees the Plan and designates those persons who will participate under the Plan. In that regard, in August 2005, our Board’s Compensation Committee approved certain compensation payable to executive officers and certain key employees in the event of a “change of control,” as follows:
•	Special incentive compensation will be payable under the Plan in the event of a Change of Control (as defined in the Plan) in a transaction (“Transaction”) in which our shareholders are being paid consideration in return for their shares (whether such Transaction is in the form of a sale of more than a majority of our outstanding shares, a merger of us with or into another company in which our existing shareholders receive cash in exchange for their shares, or a sale of all or substantially all of our assets and a subsequent liquidation of us in which our shareholders receive a liquidating distribution in return for their shares). Such special incentive compensation shall be determined using the Transaction Value (defined below) and multiplier determined as follows:
a.	if the net payment made or to be made to our shareholders in the Transaction is less than $0.60 per share, than the multiplier with respect to the Transaction shall be 2.0% of the Transaction Value;

b.	if the net payment made or to be made to our shareholders is $0.60 per share or higher, but still less than $0.70 per share, than the multiplier with respect to the Transaction shall be 2.5% of the Transaction Value;

c.	if the net payment made or to be made to our shareholders is $0.70 per share or higher, but still less than $0.80 per share, than the multiplier with respect to the Transaction shall be 3.0% of the Transaction Value;

d.	if the net payment made or to be made to our shareholders is $0.80 per share or higher, but still less than $0.90 per share, than the multiplier with respect to the Transaction shall be 3.5% of the Transaction Value; and

e.	if the net payment made or to be made to our shareholders in the Transaction is at least $0.90 per share or higher, than the multiplier with respect to the Transaction shall be 4.0% of the Transaction Value.
•	For purposes of the Plan, the Transaction Value shall be determined by multiplying the number of shares of our common stock outstanding (including shares issuable under currently outstanding stock options) immediately prior to the Transaction giving rise to the Change of Control by the net per share price paid or to be paid to our shareholders in the Transaction (after accounting for payments made under this Plan).

•	The Compensation Committee has determined that our executive officers shall receive the following participation in funds available under the Plan:
a.	Ayman Sabi – 27 percent

b.	Michael C. Brant – 17 percent

c.	Alain Lee – 17 percent

d.	Mark Rogers – 17 percent
     A copy of the 2005 Special Incentive Compensation Plan is an exhibit to this Form 10-K and this summary is qualified in its entirety by the full terms of such plan.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Neither Mr. Buck or Mr. Benn, the members of the compensation committee, served as officers or employees of ours or any of our subsidiaries during fiscal year 2005. Other than as described in Item 13. “Certain Relationships and Related Transactions,” there were no material transactions between us and any of the members of our compensation committee during fiscal year 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Directors and Named Executive Officers
     The following table indicates the share ownership, as of April 24, 2005, of our directors and executive officers, and of all directors and executive officers as a group:

TOTAL SHARES
NAME OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED (2)	PERCENT OF CLASS
Ayman Sabi (3)	2,781,228	9.5%

Alain K. K. Lee (4)	—	—

Ronald J. Buck	—	—

Nathan D. Benn	—	—

Michael C. Brant	—	—

Mark Rogers	—	—

All executive officers and directors as a group (six persons) (3)	2,781,228	9.5%

(1)	Unless stated otherwise, the address of the beneficial owners is 2703-A Gateway Drive, Pompano Beach, Florida 33069.

(2)	Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the U.S. Securities and Exchange Commission. Unless stated otherwise, each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

(3)	Includes (i) 3,450 shares of common stock beneficially owned directly by Mr. Sabi and (ii) 2,777,778 shares owned by Tonto Capital Partners, GP (“Tonto”). Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the Company shares owned by Tonto for U. S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the shares owned by Tonto except to the extent of his proportional interest in Tonto.

(4)	Mr. Lee disclaims any beneficial ownership over the shares of our common stock owned by Berjaya.

Security Ownership of Principal Shareholders
     The following table indicates the share ownership, as of April 24, 2005, of any individual known to us to be a beneficial owner of more than five percent of our common stock.

	TOTAL SHARES
NAME OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED (2)	PERCENT OF CLASS
Berjaya Group (Cayman) Limited (3)	19,440,786	66.5%

Tonto Capital Partners, GP (4)	2,777,778	9.5%

(1)	Unless stated otherwise, the address of the beneficial owners is 2703-A Gateway Drive, Pompano Beach, Florida 33069.

(2)	Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the U.S. Securities and Exchange Commission. Unless stated otherwise, each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

(3)	Prime Gaming Philippines, Inc. (“Prime”), an affiliated company of Berjaya, beneficially owns 1,388,889 shares or 4.75% of our common stock. In the aggregate, Berjaya and Prime beneficially own 20,829,675 shares or 71.28% of our common stock. The ultimate parent of Berjaya is Berjaya Group Berhad, a diversified holding company headquartered in Malaysia. Berjaya disclaims beneficial ownership over the securities owned by Prime.

(4)	Mr. Sabi, as a general partner of Tonto Capital Partners, GP, is deemed to be the beneficial owner of all of the shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in our shares owned by Tonto except to the extent of his proportional interest in Tonto.

Equity Compensation Plan Information
     The following table provides information, as of April 24, 2005, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	the first column)
Equity compensation plans approved by security holders(1)(2)	1,305,000	$0.36	195,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	1,305,000	$0.36	195,000

(1)	Under the Confirmed Plan of Reorganization, our 1994 and 1998 stock option plans were terminated and all outstanding options were canceled.

(2)	Effective May 15, 2003, our shareholders approved the 2003 Stock Option Plan. The 2003 Plan reserves an aggregate of 1,500,000 shares for the issuance of options thereunder. During fiscal year 2004, 1,395,000 of those options were granted (870,000 of which are currently exercisable). Options for 90,000 shares were forfeited during fiscal year 2005 and 195,000 options remain issuable.
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
     On February 14, 2001, Berjaya loaned us $1.5 million. The loan was evidenced by a promissory note with interest at 10% per annum, was payable by us on demand at any time after August 14, 2001, and was collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to our Confirmed Plan of Reorganization, in September 2002, Berjaya received in full satisfaction of the principal amount of this loan, 4,166,667 shares of our common stock at the issue price of $0.36 per share. We currently owe Berjaya $100,000 of accrued but unpaid interest as of April 24, 2005 under this loan. Berjaya is currently offsetting this amount against royalties due to us under our franchise arrangement with

Roadhouse Grill Asia. See Item 1. “Business — Franchised Restaurants” and Note 16 of Notes to Consolidated Financial Statements for information.
          On September 30, 2002, pursuant to our Confirmed Plan of Reorganization, Berjaya, and its affiliate, Prime Gaming Philippines, Inc, invested and paid $3.5 million and received 9,722,222 shares of common stock at the issue price of $0.36 per share.
          In August 2005, we entered into a loan agreement with Berjaya under which we have borrowed $1.25 million. See Item 7. “Management’s Discussion of Financial Condition and Results of Operations” and Note 22 of Notes to Consolidated Financial Statements for information.
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
          Ronald J. Buck, who is one of our directors, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from us in the amount of $2.9 million as of April 24, 2005 payable in monthly installments of $103,959, with interest at the rate of 5% per annum, through October 2007.
          Nathan D. Benn, one of our directors, is currently the Director and Chief Financial Officer of the Florida Division of Buckhead Beef, which has a contract with us to supply beef to our food purveyor for resale to our restaurants.
          We believe that all of our transactions with related parties are at least as favorable to us as transactions that might have occurred with unrelated third parties.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following sets forth the aggregate fees billed to us by Grant Thornton LLP, our independent registered public accounting firm for fiscal years 2005 and 2004:
Audit Fees
     Fees billed by Grant Thornton for audit services were approximately $141,000 for fiscal year 2005 and $120,000 for fiscal year 2004, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and fees related to filings with the SEC.
Audit-Related Fees
     Fees billed by Grant Thornton for audit-related services were approximately $8,000 for fiscal year 2005, primarily fees for work related to our 401k plan, and nil for fiscal year 2004.
Tax Fees
     Fees billed by Grant Thornton for tax services, including tax compliance and tax consulting, were approximately $81,000 for fiscal year 2005 and $31,000 for fiscal year 2004.
All Other Fees
     There were no other fees paid.

     The Audit Committee of the Board of Directors has implemented procedures to ensure that all audit and permitted non-audit services provided to us are pre-approved by the Audit Committee. All of the audit-related, tax and all other services provided by Grant Thornton to us in fiscal year 2005 and fiscal year 2004 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in fiscal year 2005 were reviewed with the Audit Committee, which concluded that the provision of such services by Grant Thornton was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

Exhibit	Description
2.1	Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.2	Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.3	Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2003).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 dated September 26, 1996).

10.2	Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 dated September 26, 1996).

Exhibit	Description
10.3	Addendum to Master Development Agreement, dated August 8, 2003, between the Company and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 26, 2003).

10.4	Addendum to Master Development Agreement, dated August 8, 2003, between the Company and Roadhouse Grill Asia Pacific (HK) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 26, 2003).

10.6	Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

10.9	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.10	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.11	Convertible Secured Promissory note, dated February 14, 2001, made by the Company in favor of Berjaya (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the fiscal quarter ended January 28, 2001).

10.12	Roadhouse Grill, Inc. 2003 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement dated April 22, 2003).

10.14	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Funding 2000-A, LP. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.15	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Income Fund III, LTD. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.16	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL APF Partners, LP. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.17	Promissory Note, dated September 20, 2002, made by the Company in favor of CORSAIR Special Situations Fund LP. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

Exhibit	Description
10.18	Partnership agreement of Tonto Capital Partners GP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2004).

10.19	Trademark License Agreement, dated March 3, 2004, between the Company and Roadhouse Grill Italia S.R.L. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2004).

10.20	Purchase Agreement, dated July 28, 2004, between the Company and Sovereign Roadhouse LLC. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2004).

10.21	Retention Agreement dated as of March 29, 2005 by and between Roadhouse Grill, Inc. and Michael C. Brant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2005).

10.22	Employee Severance Agreement between the Company and Ayman Sabi*

10.23	Amended and Restated Retention and Severance Agreement between the Company and Michael C. Brant*

10.24	Employee Severance Agreement between the Company and Kok Kay (Alain) Lee*

10.25	Employee Severance Agreement between the Company and Mark Rogers*

10.26	Employee Severance Agreement between the Company and David Foulke*

10.27	Employee Severance Agreement between the Company and Dorothy Blalock*

10.28	Employee Severance Agreement between the Company and Kenneth Fordik*

10.29	Roadhouse Grill, Inc. 2005 Special Incentive Compensation Plan*

10.30	Loan Agreement, dated as of August 10, 2005, between Berjaya Group (Cayman) Limited and the Company*

10.31	Line of Credit Promissory Note made by the Company in favor of Berjaya Group (Cayman) Limited*

10.32	Security Agreement between Berjaya Group (Cayman) Limited and the Company*

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2000).

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.*

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.*

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley.*

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley.*

*	Filed herewith.

(b)	REPORTS ON FORM 8-K:

On April 6, 2005 we filed a Form 8-K under Item 2 reporting that the Company had entered into a retention agreement with Michael C. Brant.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2005.

ROADHOUSE GRILL, INC.

By:	/s/ Michael C. Brant

Michael C. Brant
Executive Vice President of Finance
and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Ayman A. Sabi	President, Chief Executive
Ayman A. Sabi	Officer (Principal Executive	August 12, 2005
Officer), and Director

/s/ Michael C. Brant	Executive Vice President of Finance
Michael C. Brant	and Chief Financial Officer	August 12, 2005
(Principal Financial Officer)

/s/ Alain K. K. Lee	Executive Vice President,
Alain K. K. Lee	Corporate Secretary, and	August 12, 2005
Director

/s/ Nathan D. Benn
Nathan D. Benn	Director	August 12, 2005

/s/ Ronald J. Buck
Ronald J. Buck	Director	August 12, 2005

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Roadhouse Grill, Inc.
We have audited the accompanying consolidated balance sheets of Roadhouse Grill, Inc. and Subsidiaries as of April 24, 2005 and April 25, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fifty-two weeks ended April 24, 2005, April 25, 2004 and April 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roadhouse Grill, Inc. and Subsidiaries as of April 24, 2005 and April 25, 2004 and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended April 24, 2005, April 25, 2004 and April 27, 2003, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Miami, Florida
June 17, 2005 (except for Note 21 as to which the date is July 5, 2005 and Note 22 as to which the date is August 10, 2005)

ROADHOUSE GRILL, INC.
CONSOLIDATED BALANCE SHEETS
April 24, 2005 and April 25, 2004
($ in thousands, except per share data)

	April 24, 2005	April 25, 2004
Assets
Current assets:
Cash and cash equivalents	$810	$1,181
Accounts receivable, net of allowance for doubtful accounts of $205 and $178 at April 24, 2005 and April 25, 2004, respectively	970	257
Income tax receivable	—	69
Inventory	1,048	1,024
Prepaid expenses	1,062	1,273

Total current assets	3,890	3,804

Property & equipment, net of accumulated depreciation of $52,804 and $54,221 at April 24, 2005 and April 25, 2004, respectively	24,593	49,512
Asset held for sale	465	800
Intangible assets, net of accumulated amortization of $861 and $816 at April 24, 2005 and April 25, 2004, respectively	1,801	1,846
Other assets	965	1,352

Total assets	$31,714	$57,314

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,443	$4,557
Accrued expenses	6,093	6,710
Restructuring accrual	—	159
Unearned revenue	2,044	863
Current portion of long-term debt	2,259	4,448
Current portion of capital lease obligations	1,325	1,119

Total current liabilities	17,164	17,856

Long-term debt	3,338	28,218
Capital lease obligations	3,275	4,279
Long term portion of unearned revenue	2,207	225
Non-current deferred rent	3,344	1,928

Total liabilities	29,328	52,506

Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,972	55,953
Accumulated deficit	(54,463)	(52,022)

Total shareholders’ equity	2,386	4,808

Total liabilities and shareholders’ equity	$31,714	$57,314

     The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fifty-Two Weeks Ended April 24, 2005, April 25, 2004, and April 27, 2003
($ in thousands, except per share data)

	April 24, 2005	April 25, 2004	April 27, 2003
Total revenues	$129,207	$139,380	$140,924
Restaurant operating expenses:
Cost of restaurant sales:
Food and beverage	46,082	49,271	47,439
Labor and benefits	41,829	45,078	47,860
Occupancy and other	34,010	33,483	34,567
Pre-opening expenses	—	120	124

Total cost of restaurant sales	121,921	127,952	129,990

Depreciation and amortization	6,197	7,078	7,460

General and administrative expenses	6,775	6,506	6,956
Asset impairment	1,768	964	5,854
Restructuring charge	—	(96)	46
Reorganization expenses	—	—	2,726

Total operating expenses	136,661	142,404	153,032

Operating loss	(7,454)	(3,024)	(12,108)

Other income (expense) :
(Loss) gain on sale/disposal of fixed assets	(464)	282	75
Gain on extinguishment of debt	7,102	—	—
Interest expense, net	(1,550)	(3,236)	(2,289)

Total other income (expense)	5,088	(2,954)	(2,214)

Loss before income taxes and extraordinary gain	(2,366)	(5,978)	(14,322)

Income tax expense (benefit)	75	(1)	(1,241)

Loss before extraordinary gain	(2,441)	(5,977)	(13,081)

Extraordinary gain	—	—	1,838

Net loss	$(2,441)	$(5,977)	$(11,243)

	April 24, 2005	April 25, 2004	April 27, 2003
Basic earnings per share:

Loss before extraordinary gain	$(0.08)	$(0.20)	$(0.65)

Extraordinary gain	$—	$—	$0.09

Net loss	$(0.08)	$(0.20)	$(0.56)

Diluted earnings per share:

Loss before extraordinary gain	$(0.08)	$(0.20)	$(0.65)

Extraordinary gain	$—	$—	$0.09

Net loss	$(0.08)	$(0.20)	$(0.56)

Weighted average common shares and share equivalents outstanding-assuming dilution	29,220,663	29,220,663	20,000,744

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fifty-Two Weeks Ended April 24, 2005, April 25, 2004, and April 27, 2003
($ in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 28, 2002	9,708,741	$291	$50,039	$(34,802)	$15,528
Issuance of additional shares	19,511,922	586	5,914	—	6,500
Net loss	—	—	—	(11,243)	(11,243)

Balance April 27, 2003	29,220,663	877	55,953	(46,045)	10,785
Net loss	—	—	—	(5,977)	(5,977)

Balance April 25, 2004	29,220,663	877	55,953	(52,022)	4,808
Net loss	—	—	—	(2,441)	(2,441)

Vesting of stock options	—	—	19	—	19

Balance April 24, 2005	29,220,663	$877	$55,972	$(54,463)	$2,386

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fifty-Two Weeks Ended April 24, 2005, April 25, 2004, and April 27, 2003
($ in thousands)

	April 24,	April 25,	April 27,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,441)	$(5,977)	$(11,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,197	7,078	7,460
Asset impairment	1,768	964	5,854
Cash used for reorganization items	(6)	(179)	(2,519)
Restructuring charge	—	(96)	46
Reorganization expenses	—	—	2,726
Stock option expense	19	—	—
Forgiveness of debt due to reorganization	—	—	(1,838)
Net loss on sale/disposal of assets	464	(282)	(75)
Gain on extinguishment of debt	(7,102)	—	—
Provision for bad debt	27	14	6

Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(713)	66	343
Decrease (increase) in income tax receivable	69	672	(864)
(Increase) decrease in inventory	(24)	139	142
Decrease in prepaid expenses	211	463	394
(Increase) decrease in other assets	(139)	(248)	506
Increase in accounts payable	886	1,031	682
Decrease in restructuring accrual	(126)	(82)	(874)
Increase (decrease) in unearned revenue	1,545	693	(30)
Increase (decrease) in accrued expenses	774	(473)	454

Net cash provided by operating activities	1,409	3,783	1,170

Cash flows from investing activities:
Proceeds from sales of property and equipment	20,575	4,502	782
Purchases of property and equipment	(904)	(1,570)	(2,194)

Net cash provided by (used in) investing activities	19,671	2,932	(1,412)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	5,000
Repayment of long-term debt	(19,539)	(7,174)	(4,113)
Payments on capital lease obligations	(1,912)	(1,316)	(882)

Net cash (used in) provided by financing activities	(21,451)	(8,490)	5

Decrease in cash and cash equivalents	(371)	(1,775)	(237)
Cash and cash equivalents at beginning of year	1,181	2,956	3,193

Cash and cash equivalents at end of year	$810	$1,181	$2,956

Supplementary disclosures:
Interest paid	$1,483	$3,219	$1,994

Income taxes paid	$13	$29	$50

The accompanying notes are an integral part of these consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 24, 2005, APRIL 25, 2004 AND APRIL 27, 2003
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of April 24, 2005, there were 68 company-owned Roadhouse Grill restaurants, 33 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. Subsequent to April 24, 2005, one restaurant was closed upon the termination of the related lease.
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
     The Company emerged from a Chapter 11 bankruptcy (see Note 2 below) in September 2002. While in bankruptcy, the Company applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to the Chapter 11 bankruptcy distinguish transactions and events that are directly associated with the reorganization from those transactions that are the result of ongoing operations of the business. The holders of the Company’s common stock representing in excess of 50 percent of the voting shares immediately prior to confirmation of the Plan of Reorganization continued to own in excess of 50 percent following confirmation of the Plan of Reorganization. As a result, the Company did not adopt “fresh start” accounting upon its emergence from bankruptcy in accordance with SOP 90-7.
     The Company’s ability to meet its operating expenses as they come due, including its ability to service its debt and pay its capital and operating lease obligations, is dependent on the Company’s meeting its 2006 business plan, of which there can be no assurance. In that regard, the Company recently obtained a loan from its majority shareholder (Note 22) and collected the proceeds of an outstanding insurance claim (Note 21). The Company is also in the process of selling a closed property in an effort to raise additional working capital. Assuming that the Company meets all material respects of its 2006 business plan, management believes that the Company will have sufficient working capital to meet its obligations during the 2006 fiscal year. Factors that could cause the Company to not meet its business plan could include unforseen events such as material food cost increases, significant decreases in customer volume, hurricanes or other unforseen factors. However, if cash generated from operations is insufficient to fund the Company’s financial commitments and working capital requirements, it will have to obtain additional capital from debt or equity financing sources. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event that the Company is unable to secure additional needed financing, it would likely have a material adverse effect upon the Company’s business, results of operations or financial condition.

(2) COMPLETED PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
     On January 18, 2002 (the “Petition Date”), an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code was filed against the Company by certain of its creditors, all of which were affiliated with one another, in the United States Bankruptcy Court for the Southern District of Florida (the “Court”). Ultimately, the Company decided to consent to the entry of an order for relief and on April 16, 2002, the Court entered an order for relief and the Company filed its proposed Chapter 11 plan of reorganization and its disclosure statement in support of its plan of reorganization. On August 23, 2002, the Court issued its Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified. In November 2003, the Court issued the final decree officially closing the Chapter 11 case.
     The Confirmed Plan of Reorganization became effective on September 20, 2002. Under the Confirmed Plan of Reorganization, the Company received an infusion of new capital of $5.0 million in exchange for 13,888,889 shares of the authorized but unissued common stock of the Company. Additionally, pursuant to the Confirmed Plan of Reorganization, the Company’s majority shareholder, Berjaya Group (Cayman) Limited, received, in full satisfaction of the principal amount of a $1.5 million loan to the Company, 4,166,667 shares of the Company’s authorized but unissued common stock at $0.36 per share. Unpaid interest, approximating $0.1 million at April 24, 2005, remains outstanding on this note. After issuance of the additional shares, the existing shareholders owned an aggregate of 11,165,107 shares of the outstanding common stock, representing 38.21% of the outstanding stock of the reorganized Company. The total number of shares of common stock outstanding after effecting the Confirmed Plan of Reorganization was 29,220,663.
     Liabilities through the date the Company emerged from bankruptcy, September 20, 2002, which were incurred prior to April 16, 2002 were adjusted during fiscal year 2003 to the amounts to be paid pursuant to the Confirmed Plan of Reorganization. As a result, the Company recorded an extraordinary gain relating to the early extinguishment of debt in the consolidated statements of operations in the amount of $1.8 million for the fiscal year ended April 27, 2003. This gain resulted primarily from obligations to pay lease payments that were stayed while the Company was in bankruptcy and other obligations that were canceled as a result of the bankruptcy proceeding. In addition, on the Petition Date, the Company stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $0.9 million.
     Reorganization items represent amounts incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The Company incurred $3.6 million of expenses relating to its reorganization, including $2.7 million and $0.9 million, respectively, during fiscal year 2003 and fiscal year 2002. These reorganization expenses primarily include fees for legal, accounting, consulting, and outside services.
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     In its review of its historical financial information, the Company confirmed that deferred rent and rent expense were accounted for as described above. However, the review also showed that in certain instances a different period has been used for depreciation of leasehold improvement assets. These differences generally relate to the period between inception of the lease and the date of completion of any construction or renovation of the premises and use of the property. The amount of depreciation expense to be recognized in relation to these differences was not material in the aggregate or in relation to the historic financial statements for any of the previous periods. Also, as a result of this review, the remaining lease terms used for depreciation of leasehold assets for these individual leases have been adjusted and are now based on the shorter of the useful life or the remaining non-cancelable lease term.
     To account for these non-material estimated differences, the Company has recorded an increase in depreciation and amortization expense for the fifty-two weeks ended April 24, 2005 of $243,000. The remaining cumulative difference in accumulated depreciation for the leasehold improvements that arose in periods dating back to 1994, of $574,000 will be corrected over future periods as the related assets are depreciated using the proper useful life based on the lease term. Once all leases have expired the cumulative difference will be zero.
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
     The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company regularly reviews the performance of its individual restaurants to identify possible under-performing operations that should be assessed for possible impairments of long-lived assets. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ASSET HELD FOR SALE
     Asset held for sale consists of a Company owned property that is carried at estimated net realizable value. The Company expects to sell the property in fiscal 2006. As of April 24, 2005, the estimated net realizable value was adjusted, resulting in a charge of $0.4 million which is included in the loss on sale/disposal of fixed assets in the accompanying Statement of Operations.
INTANGIBLE ASSETS
     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 24, 2005, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 24, 2004, the date on which the Company completed its last annual goodwill impairment test, the Company determined that it had no impairment of goodwill. The Company will continue to assess the value of its goodwill in fiscal 2006 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.
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
     During the fiscal years ended April 24, 2005 and April 25, 2004, the Company recorded $0.1 million and zero federal income taxes, respectively. During the fiscal year ended April 27, 2003, the Company recognized a $1.2 million federal income tax benefit relating to anticipated income tax refunds arising from federal carryback claims of the Company’s alternative minimum tax net operating loss generated for the tax year ended April 28, 2002 and amendments of previously filed federal and state income tax returns. Of this amount, $0.6 million was collected in fiscal 2003 and $0.6 million was collected in fiscal 2004. The Company also filed amended income tax returns requesting additional income tax refunds totaling approximately $0.1 million, which were collected in fiscal 2005.
PRE-OPENING COSTS
     Pre-opening costs are costs incurred in the opening of new restaurants (primarily payroll costs) and are expensed as incurred. Deferred costs related to restaurant sites subsequently determined to be unsatisfactory and general site selection costs that cannot be identified with a specific restaurant are charged to operations as incurred.
FISCAL YEAR
     The Company’s fiscal year ends on the last Sunday in April. During each of the fiscal years ended April 24, 2005, April 25, 2004, and April 27, 2003, the Company’s results of operations included 52 weeks.
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
     The Company believes that the assumptions and other factors used to determine its estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Consolidated Balance Sheet. As of April 24, 2005

and April 25, 2004, total recorded insurance reserves, included in accrued expenses, were $1.6 million and $1.8 million, respectively.
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
DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at April 24, 2005 and April 25, 2004 approximate fair value except for such debt instruments that were prepaid during fiscal 2005 at a discount (see Note 10).
REVENUE RECOGNITION
     Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Royalties and initial fees are recognized when earned or upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. In addition, the Company receives rental income from various sources. Revenues generated from royalty income and rental income combined for each of the fiscal years ended April 24, 2005, April 25, 2004, and April 27, 2003 were less than 0.5% of total revenues. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectibility and an allowance for doubtful accounts is recorded if collection is not reasonably assured.
ADVERTISING COSTS
     The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ended April 24, 2005, April 25, 2004 and April 27, 2003 was $2.8 million, $3.3 million and $3.4 million, respectively. During fiscal 2004, the Company entered into a new advertising agreement with a loyalty and rewards company (see Note 20). Excluding the advertising expense related to this agreement, advertising expense for fiscal years 2005 and 2004 was $2.0 million and $2.1 million, respectively. Advertising expense is included within “occupancy and other” in the accompanying Consolidated Statements of Operations.

STOCK BASED COMPENSATION
     The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition, and Disclosure. Under APB Opinion No 25, compensation expense is recorded when the exercise price of the Company’s employee stock option is less than the market price of the underlying stock at the date of grant.
     The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for stock based compensation. No stock-based employee compensation expense is reflected in net income as all options granted under the Company’s Stock Option Plan had an exercise price greater than the market value of the underlying common stock on the date of grant.
     Effective October 30, 2003, the Company granted options for 1,395,000 shares of common stock. The options vested one third on April 28th of each of 2004 and 2005, and the remaining one third will vest on April 28, 2006. The option price is $0.36, which was above the market value of the common stock at the grant date. The options were granted with an initial life of 10 years, and as of April 24, 2005 the remaining contractual life was approximately eight years.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

	Fiscal Year Ended	Fiscal Year Ended
	April 24, 2005	April 25, 2004
Net loss, as reported	$(2,441)	$(5,977)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	56

Pro forma net loss	$(2,441)	$(6,033)

Earnings per share:

Basic, as reported	$(0.08)	$(0.20)

Basic, pro forma	$(0.08)	$(0.20)

Diluted, as reported	$(0.08)	$(0.20)

Diluted, pro forma	$(0.08)	$(0.20)

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

     Stock option activity during the periods indicated is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at April 28, 2002	521,099	$4.61
Granted	—	—
Exercised	—	—
Forfeited	(11,166)	6.58
Expired	—	—
Cancelled per the Confirmed Plan	(509,933)	4.56

Balance at April 27, 2003	—	—
Granted	1,395,000	0.36
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at April 25, 2004	1,395,000	0.36
Granted	—	—
Exercised	—	—
Forfeited	(90,000)	0.36
Expired	—	—

Balance at April 24, 2005	1,305,000	$0.36

NEW ACCOUNTING PRONOUNCEMENTS
     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company’s financial statements reflect the application of this pronouncement.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as of the effective date. However, it is not expected to have a material effect on the Company’s financial statements.

(4) LIQUIDITY
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of April 24, 2005, total minimum payments required under the Company’s note and lease obligations in 2006, including interest thereon, were $15.7 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.
     The Company did not open any new restaurants during the fiscal year ended April 24, 2005. The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, $0.4 million of which was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2006 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources will be needed to open new restaurants. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, the Company will not be able to open additional restaurants in the future.
     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of eleven restaurant properties that were previously owned. See Note 5 for information regarding the sale/leaseback transaction.
     During the fiscal year ended April 24, 2005, the Company’s primary sources of working capital were cash provided by operations, proceeds from the Sovereign sale/leaseback transaction, and proceeds from the sale of food and beverage credits (see Note 20).
     The Company has experienced significant cash flow problems in the past and may suffer from cash flow problems in the future. The Company believes that its ability to generate sufficient cash from operations to meet its obligations is dependent upon, among other things, demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies, the cost levels of its various food products, and its continuing efforts to reduce its operating costs. For further information regarding the Company’s liquidity see Note 1.
     The Company implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items during fiscal 2005. In addition, the Company has taken, and continues to take, steps to control its costs. Subsequent to fiscal 2005, the Company has also received additional cash to support its operations from the collection of insurance proceeds (see Note 21) and loan proceeds from Berjaya (see Note 22). There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations. In addition, if operating results do not improve in the near term as a result of the recent changes that have been implemented and the introduction of the new menus, then the Company may be required to recognize additional impairment charges related to certain long-lived assets.

     Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and other possible sources described above are insufficient to fund the Company’s financial commitments and working capital requirements (including amounts required to support future growth), the Company will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company were to be unable to secure needed additional financing, it would likely have a material adverse effect on its operations, financial condition and results of operations.
     The following table summarizes the Company’s future contractual cash obligations for each of the next five fiscal years and thereafter as of April 24, 2005 (dollars in thousands) (see Notes 8, 9, and 10 for further information regarding these obligations). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$2,259	$2,375	$939	$17	$7	$—	$5,597
Interest	243	128	20	1	—	—	392

Total	2,502	2,503	959	18	7	—	5,989

Capital lease debt:
Principal	1,325	1,124	417	340	341	1,053	4,600
Interest	290	230	198	168	135	222	1,243

Total	1,615	1,354	615	508	476	1,275	5,843

Operating leases	11,043	10,173	9,636	9,063	8,525	79,365	127,805

Other commitments	517	205	140	142	168	—	1,172

Total	$15,677	$14,235	$11,350	$9,731	$9,176	$80,640	$140,809

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow as described in Note 10. As described above and in Note 5, on August 6, 2004, the Company executed a sale and leaseback of eleven of its restaurant properties. As a result of this transaction, the Company’s minimum annual note and lease obligations have been reduced by approximately $1.8 million for each of fiscal years 2006 through 2010 and total obligations thereafter have increased by approximately $29.2 million.

(5) ASSET SALE/LEASEBACK
     On August 6, 2004, the Company closed a transaction with Sovereign involving the sale and leaseback of 11 restaurant properties that were previously owned. The sale price for the 11 properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million), and to pay expenses related to the sale/leaseback transaction. The net gain from the debt repayment is reflected in the accompanying Consolidated Statement of Operations for the fiscal year ended April 24, 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which has been recorded as unearned revenue in the accompanying Consolidated Balance Sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes.
(6) ASSET IMPAIRMENT AND RESTRUCTURING CHARGES
     During the second quarter of fiscal year 2003, the Company recognized a $4.8 million asset impairment charge relating to long-lived assets at certain restaurants that were not performing as expected and fixtures and equipment owned or relating to capital leases at certain closed restaurants. The asset impairment relating to the under-performing restaurants was based on the estimated future cash flow projections of those restaurants being insufficient to recover the cost of the long-lived assets. The asset impairment also included the recognition of an impairment of $0.3 million relating to a former deposit that had been deemed not to be collectible and $0.8 million relating to the final closure of certain sites and an analysis of the value of the equipment removed and retained from these locations.
     During the fourth quarter of fiscal year 2004, the Company recorded asset impairment charges totaling $1.0 million relating to three restaurants that were not performing as expected and other restaurants for which an impairment had previously been recognized.
     During fiscal year 2005, the Company recorded asset impairment charges totaling $1.8 million, including $1.6 million during the fourth quarter relating to four restaurants that were not performing as expected and with respect to six other restaurants for which an impairment had previously been recognized.

(7) PROPERTY AND EQUIPMENT
     Property and equipment, net consists of the following (dollars in thousands):

			Estimated
	April 24, 2005	April 25, 2004	Useful Lives
Building	$3,508	$17,553	20 years
Land	—	10,206
Furniture and equipment	29,233	27,170	3-7 years
Leasehold improvements	44,656	48,804	7-20 years

	77,397	103,733

Less: accumulated depreciation	(52,804)	(54,221)

	$24,593	$49,512

     Included in property and equipment are buildings and equipment under capital leases of $9.0 million and $10.3 million at April 24, 2005 and April 25, 2004, respectively. The Company did not capitalize any interest costs during fiscal years 2005, 2004 or 2003.
     See Note 5 for a discussion of the asset sale and leaseback executed on August 6, 2004 involving 11 restaurant properties that the Company previously owned.
(8) CAPITAL LEASES
     The following is a schedule of future minimum lease payments required under capital leases as of April 24, 2005 (dollars in thousands):

2006	$1,615
2007	1,354
2008	615
2009	508
2010	476
Thereafter	1,275

Total minimum lease payments	5,843
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(1,243)

Present value of net minimum capital lease payments	4,600

Less: current portion of capital lease obligations	1,325

Present value of minimum capital lease obligations excluding current portion	$3,275

     During fiscal 2005, upon the expiration of various equipment operating leases, the Company elected to purchase the equipment under the lease through a continuation of lease payments for a specified period. Accordingly, the Company recorded capital lease obligations and property and equipment of $1.1 million.
(9) OPERATING LEASES
     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of April 24, 2005 (dollars in thousands):

2006	$11,043
2007	10,173
2008	9,636
2009	9,063
2010	8,525
Thereafter	79,365

Total minimum lease payments	$127,805

     In December 2003, the Company completed a sale and leaseback transaction relating to its corporate headquarters building. Gross proceeds from the sale were $3.0 million. The net proceeds of $2.6 million, after payment of expenses and security deposits, were used, in part, to pay debt related to the facility of $1.5 million. The remaining net proceeds of $1.1 million were retained by the Company for general corporate purposes. The leaseback agreement provides for rent to be paid on a triple net basis and extends for a period of 15 years with two five-year renewal options. The deferred gain realized on the sale of $0.2 million is being recognized over the life of the lease.
     The total rent expense for operating leases was $11.4 million, $10.3 million and $10.7 million, for fiscal 2005, 2004 and 2003, respectively. The Company leases a portion of its corporate headquarters and has recorded rental income in the amounts of $0.2 million and $0.3 million for fiscal 2005 and 2004, respectively.
     See Note 5 for a discussion of the asset sale and leaseback executed on August 6, 2004 involving 11 restaurant properties that the Company previously owned.

(10) LONG-TERM DEBT
     As of April 24, 2005 and April 25, 2004, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	April 24, 2005		April 25, 2004
	Non-current	Current	Non-current	Current
	Portion	Portion	Portion	Portion
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	$702	$627	$1,328	$597

Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	1,799	1,127	2,926	1,072

Other unsecured notes due various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40.	837	505	1,513	591

Secured note due Finova Capital Corporation bearing interest at 9%. Monthly payments of $274 were based on an 11-year amortization with a balloon payment due after eight years in October 2010. Note was secured by various inventory, trademarks, property and equipment.	—	—	18,437	1,542

Secured note due Finova Capital Corporation bearing interest at 5%. Monthly payments of $65 were due through October 2010. Note was secured by various property and equipment.	—	—	3,292	510

Secured note due U.S. Mortgage LLC bearing interest at LIBOR plus 1.75%. Monthly payments of approximately $13 were due through 2010 on this note. Note was collateralized by one property.	—	—	722	136

Total long-term debt	$3,338	$2,259	$28,218	$4,448

     The carrying amount of property and equipment and assets held for sale used as collateral for long-term debt was zero and approximately $47.4 million at April 24, 2005 and April 25, 2004, respectively.

     The debt agreements resulting from the Company’s 2002 bankruptcy proceedings may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.
     On August 6, 2004, the Company executed a sale and leaseback transaction involving 11 of the restaurant properties that were previously owned. The net proceeds of the transaction were used, in part, to repay $24.6 million of debt. See further discussion at Note 5.
(11) STOCK OPTION PLANS
     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Board of Directors. Options may be granted at an exercise price equal to the fair market value at the date of grant, however not less than $0.36 per share, and may have a term of up to ten years. During fiscal year 2004, the Company granted ten-year options to purchase 1,395,000 shares of common stock to various officers and key employees with an exercise price of $0.36 per share. The options vested one third on April 28th of each of 2004 and 2005, and the remaining one third will vest on April 28, 2006. As of April 24, 2005, 1,305,000 options were outstanding under the 2003 Plan.
(12) SELF-FUNDED INSURANCE
     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003, the Company was effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, the Company has had fixed cost coverage for workers’ compensation. For employer’s practice liability and general liability coverage, we are effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. The Company is also essentially self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for fiscal years 2005, 2004 and 2003 were $3.4 million, $5.0 million and $6.3 million, respectively.

(13) INCOME TAXES
     Income tax expense (benefit) for fiscal years 2005, 2004, and 2003 consisted of the following (dollars in thousands):

	April 24, 2005	April 25, 2004	April 27, 2003
Current:
Federal	$45	$—	$(1,327)
State	30	(1)	86

Total current	75	(1)	(1,241)

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total income tax expense (benefit)	$75	$(1)	$(1,241)

     The federal income tax for fiscal 2005 represents alternative minimum tax on fiscal 2005 taxable earnings.
     The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows (dollars in thousands):

	April 24, 2005	April 25, 2004
Deferred tax assets:
Tax credit carryforwards	$4,004	$3,960
NOL/capital loss carryforwards	9,988	11,865
Insurance reserves	241	254
Property and equipment	5,697	4,289
Restructuring reserves	—	60
Reorganization expenses	734	2
Deferred rent	1,335	772
Other	684	562
Less valuation allowance	(22,683)	(21,764)

Net deferred taxes	$—	$—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The valuation allowance for deferred tax assets was $22.7 million and $21.8 million as of April 24, 2005 and April 25, 2004, respectively. The valuation allowance increased by $0.9 million because management determined it is more likely than not that the Company will not be able to utilize its deferred tax assets.
     At April 24, 2005, the Company had available net operating loss carryforwards of approximately $25.2 million, which will expire in years beginning in 2022 through 2024.
     The actual income tax expense (benefit) differs from the “expected” income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes) for fiscal years 2005 and 2004 as follows:

	April 25, 2004	April 25, 2004
Income taxes at statutory rates	(34.0)%	(34.0)%
State and local taxes, net of benefit	(3.6)	(3.6)
FICA tip tax credit	—	(10.7)
Other items	0.4	(2.3)
Permanent differences	1.6	0.1
Change in valuation allowance	38.8	50.5

	3.2%	—%

(14) CONCENTRATIONS OF BUSINESS AND CREDIT RISK
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.
     The Company currently operates 33 of its 67 restaurants within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy and may be affected by adverse weather conditions within the state, such as the hurricanes during fiscal 2005. Furthermore, the Company may be affected by changing conditions within the food service industry.
     For fiscal years 2005, 2004 and 2003, two suppliers comprised approximately 82%, 81% and 79%, respectively, of the Company’s purchases. Purchases from these suppliers were approximately $42.1 million, $44.2 million and $41.9 million for these years, respectively.

(15) COMMITMENTS AND CONTINGENCIES
GUARANTOR OF EQUIPMENT LEASES
     The Company is the guarantor of equipment leases for three restaurants that are owned by one of its franchisees, Roadhouse West G.P., two of which are currently closed. In addition, the Company believes that other parties have also guaranteed these obligations. Roadhouse West G.P. is currently in a Chapter 7 liquidation. The balance of the remaining lease payments due was approximately $1.0 million as of April 24, 2005. The leases are collateralized by the leased equipment and certain leasehold improvements. The Company cannot predict the outcome of the proceeding but believes that any potential liability will be mitigated by the collateral described above and, accordingly, the Company has recorded no reserve for any possible obligations that may arise relating to these proceedings.
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
(16) EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
     The Company maintains a plan to provide mid-level employees with an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). As an alternative to providing highly compensated employees with participation in the 401(k) plan, which would have required the Company to extend plan benefits to a broader group of employees, the Company also maintains a Key Employee Secured Benefit Plan (the “KESBP”). This plan replaced a Supplemental Executive Retirement Plan (“SERP”) that was in place until January 2005.
     The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for fiscal years 2005, 2004 and 2003 was less than $0.1 million each year.
     The KESBP (as well as the prior SERP) permits participants to contribute a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for fiscal years 2005, 2004 and 2003 was approximately $0.1 million for each of these years.

(17) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
BERJAYA
     Berjaya, which beneficially owns approximately 66.5% of the Company’s common stock, beneficially owns Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”) and Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”).
     Roadhouse Grill Hong Kong. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia Pacific (HK) Limited (“Roadhouse Grill Hong Kong”), which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, the Company will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, the Company will pay 50% of the pre-approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by the Company in connection with its duties and obligations under the Hong Kong Master Development Agreement. The Company and Roadhouse Grill Hong Kong will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay the Company royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. As of April 24, 2005, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Master Development Agreement.
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
     As of April 24, 2005, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. The Company recorded less than $0.1 million in royalty income from those restaurants during each of fiscal years 2005, 2004 and 2003. Royalty income is currently being offset against interest that the Company owes to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $0.1 million as of April 24, 2005 and is included in accrued expenses in the accompanying Consolidated Balance Sheet. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees.
     In August 2005, the Company entered into a loan agreement with Berjaya under which the Company borrowed $1.25 million (see Note 22).
THE CREMONINI GROUP
     On July 6, 2000, the Company entered into a joint venture agreement with the Cremonini Group, a publicly-traded Italian conglomerate and parent company of Roadhouse Grill Italia S.R.L., specializing in the food service industry in Europe. Under the original joint venture agreement, Cremonini Group was required to open and operate at least 60 Roadhouse Grill restaurants in Italy, France, Spain, Great Britain and other principal European countries. In March 2004, the joint venture and related agreements with the Cremonini Group were terminated and replaced with a trademark license agreement with Roadhouse Grill Italia S.R.L. (“RGI”) (the “License Agreement”). Under the License Agreement, the Company has granted RGI the exclusive right to develop a minimum of 36 restaurants in Italy during the next ten years, including the four restaurants opened prior to 2004. RGI has the right to discontinue the development of new restaurants on January 1, 2009 based on the operating restaurants existing at that time not meeting certain performance criteria. RGI also was granted a right of first refusal in regards to developing Roadhouse Grill restaurants in other selected European countries. The Company is not required to make any capital contribution in connection with the development of these restaurants.
     In accordance with the terms of the License Agreement, RGI is required to pay the Company a fixed development fee for each restaurant to be opened in accordance with the development schedule at the earliest to occur of the restaurant opening or the end of the applicable calendar year. In addition, the Company is entitled to fixed royalty fees at the beginning of each calendar year based on the number of restaurants currently open or scheduled to open by the end of the following calendar year in accordance with the development schedule. The payment obligations of RGI under the License Agreement are guaranteed by the Cremonini Group. As of April 24, 2005, there are six franchised restaurants operating in Italy and RGI has paid the Company all fees required to be paid under the License Agreement.
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
     Ronald J. Buck, a director of the Company, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from the Company in the amount of $2.9 million as of April 24, 2005 payable in monthly installments of $103,959, with interest at the rate of 5% per annum, through October 2007.
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
(18) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Fifty-two Weeks Ended April 24, 2005
	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders	$(2,441)	29,220,663	$(0.08)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(2,441)	29,220,663	$(0.08)

     Options to purchase 1,305,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during fiscal year 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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

(19) QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations for fiscal year 2005 and fiscal year 2004 (dollars in thousands, except per share data):

	1ST	2ND	3RD	4TH	TOTAL
	QTR	QTR	QTR	QTR	YEAR
2005:
Total revenues	$32,871	$30,409	$30,978	$34,949	$129,207
Operating loss	(1,494)	(1,969)	(2,681)	(1,310)	(7,454)
Net (loss) income	(2,204)	4,667	(2,878)	(2,026)	(2,441)
Basic net (loss) income per common share	(0.08)	0.16	(0.10)	(0.06)	(0.08)
Diluted net (loss) income per common share	(0.08)	0.16	(0.10)	(0.06)	(0.08)

2004:
Total revenues	$36,225	$33,395	$32,950	$36,810	$139,380
Operating loss	(223)	(1,100)	(789)	(912)	(3,024)
Net loss	(1,072)	(1,877)	(1,594)	(1,434)	(5,977)
Basic net loss per common share	(0.04)	(0.06)	(0.05)	(0.05)	(0.20)
Diluted net loss per common share	(0.04)	(0.06)	(0.05)	(0.05)	(0.20)
(20) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which was recorded in the Consolidated Balance Sheet as unearned revenue. The Company’s liability under the agreement is secured by a lien on certain equipment. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. As of April 24, 2005, all food and beverage credits sold to the Rewards Company under the original agreement have been used. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company received $3.0 million in exchange for the sale of additional food and beverage credits. As of April 24, 2005 and April 25, 2004, the unearned revenue related to this program was $1.9 million and $0.4 million, respectively.
(21) IMPACT OF HURRICANES
     In August and September 2004, a number of the Company’s restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne, which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to several of the Company’s properties and resulted in the temporary closure of a number of its restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the progress of the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, the Company lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Also, as a result of the hurricanes, the Company incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. The Company filed insurance claims under its property insurance policy for these losses. In July 2005, the Company received $0.6 million in full settlement of these insurance claims. These receipts have been reported in total revenues in the amount of $0.4 million and as a reduction of property and equipment in the amount of $0.2 million during the fifty-two weeks ended April 24, 2005 and as accounts receivable in the Consolidated Balance Sheet as of April 24, 2005.
(22) SUBSEQUENT EVENTS
     On August 10, 2005, the Company entered into a loan agreement with Berjaya, under which the Company has borrowed $1.25 million. Borrowings under the loan agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. Any remaining outstanding borrowings must be repaid on May 15, 2006. The loan is secured by a lien on substantially all of the assets of the Company.
     On August 8, 2005, the Company entered into certain severance and related agreements that provide for payments to be made to its executive officers and certain of its key employees in the event of a change of control of the Company. See further discussion in this
Form 10-K under Item 11, Executive Compensation.

EXHIBIT INDEX

Exhibit No.	Description
10.22	Employee Severance Agreement between the Company and Ayman Sabi

10.23	Amended and Restated Retention and Severance Agreement between the Company and Michael C. Brant

10.24	Employee Severance Agreement between the Company and Kok Kay (Alain) Lee

10.25	Employee Severance Agreement between the Company and Mark Rogers

10.26	Employee Severance Agreement between the Company and David Foulke

10.27	Employee Severance Agreement between the Company and Dorothy Blalock

10.28	Employee Severance Agreement between the Company and Kenneth Fordik

10.29	Roadhouse Grill, Inc. 2005 Special Incentive Compensation Plan

10.30	Loan Agreement, dated as of August 10, 2005, between Berjaya Group (Cayman) Limited and the Company

10.31	Line of Credit Promissory Note made by the Company in favor of Berjaya Group (Cayman) Limited

10.32	Security Agreement between Berjaya Group (Cayman) Limited and the Company

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes – Oxley

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes – Oxley

32.1	Certification of Chief Executive Officer under Section 906 of Sarbanes – Oxley

32.2	Certification of Chief Financial Officer under Section 906 of Sarbanes – Oxley