Form 10-Q
period 2005-07-24
ROADHOUSE GRILL INC
filed 2005-09-07
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Thirteen Weeks Ended July 24, 2005
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
COMMON STOCK, PAR VALUE $0.03 PER SHARE
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☐   No    ☒
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes   ☒   No    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No    ☒
     The number of shares of the registrant’s common stock outstanding as of September 7, 2005 was 29,220,663.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-Q
THIRTEEN WEEKS ENDED JULY 24, 2005

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 24, 2005 and APRIL 24, 2005
 (Dollars in thousands, except per share data)

	July 24, 2005	April 24, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$322	$810
Accounts receivable, net of allowance for doubtful accounts of $211 and $205 at July 24, 2005 and April 24, 2005, respectively	292	970
Inventory	1,034	1,048
Prepaid expenses	959	1,062

Total current assets	2,607	3,890
Property & equipment, net of accumulated depreciation of $53,124 and $52,804 at July 24, 2005 and April 24, 2005, respectively	23,635	24,593
Asset held for sale	465	465
Intangible assets, net of accumulated amortization of $872 and $861 at July 24, 2005 and April 24, 2005, respectively	1,790	1,801
Other assets	950	965

Total assets	$29,447	$31,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,879	$5,443
Accrued expenses	6,782	6,093
Unearned revenue	1,735	2,044
Current portion of long-term debt	2,288	2,259
Current portion of capital lease obligations	1,172	1,325

Total current liabilities	17,856	17,164
Long-term debt	2,755	3,338
Capital lease obligations	3,008	3,275
Long-term portion of unearned revenue	1,980	2,207
Non-current deferred rent	3,439	3,344

Total liabilities	29,038	29,328

Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,991	55,972
Accumulated deficit	(56,459)	(54,463)

Total shareholders’ equity	409	2,386

Total liabilities and shareholders’ equity	$29,447	$31,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JULY 24, 2005 AND JULY 25, 2004
 (Unaudited, dollars in thousands, except per share data)

	July 24, 2005	July 25, 2004
Total revenues	$31,480	$32,871

Restaurant operating expenses:

Cost of restaurant sales:

Food and beverage	10,799	11,874

Labor and benefits	10,772	10,703

Occupancy and other	8,301	8,535

Total cost of restaurant sales	29,872	31,112

Depreciation and amortization	1,414	1,600

General and administrative expenses	1,992	1,653

Total operating expenses	33,278	34,365

Operating loss	(1,798)	(1,494)

Other expense:

Gain (loss) on sale/disposal of fixed assets	30	(3)

Interest expense, net	(228)	(707)

Total other expense	(198)	(710)

Loss before income taxes	(1,996)	(2,204)

Income tax benefit	—	—

Net loss	($1,996)	($2,204)

Basic earnings per share:

Net loss	($0.07)	($0.08)

Diluted earnings per share:

Net loss	($0.07)	($0.08)

Weighted average common shares outstanding	29,220,663	29,220,663

Weighted average common shares and share equivalents
outstanding – assuming dilution	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THIRTEEN WEEKS ENDED JULY 24, 2005
 (Unaudited, dollars in thousands, except share data)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 24, 2005	29,220,663	$877	$55,972	$(54,463)	$2,386

Net loss	—	—	—	(1,996)	(1,996)

Vesting of stock options	—	—	19	—	19

Balance July 24, 2005	29,220,663	$877	$55,991	$(56,459)	$409

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JULY 24, 2005 AND JULY 25, 2004
 (Unaudited, dollars in thousands)

	July 24, 2005	July 25, 2004
Cash flows from operating activities:
Net loss	$(1,996)	$(2,204)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,414	1,600
Stock option expense	19	19
Net gain (loss) on sale/disposal of fixed assets	(30)	3
Cash used for reorganization items	—	(4)

Changes in assets and liabilities:
Decrease in accounts receivable	678	60
Decrease in inventory	14	14
Decrease in prepaid expenses	103	69
Decrease (increase) in other assets	14	(186)
Increase (decrease) in accounts payable	436	(107)
(Decrease) increase in unearned revenue	(536)	1,369
Increase in accrued expenses	786	1,006

Net cash provided by operating activities	902	1,639

Cash flows from investing activities:
Purchases of property and equipment	(345)	(260)

Net cash used in investing activities	(345)	(260)

Cash flows from financing activities:
Repayment of long-term debt	(554)	(1,008)
Payments on capital lease obligations	(491)	(290)

Net cash used in financing activities	(1,045)	(1,298)

(Decrease) increase in cash and cash equivalents	(488)	81
Cash and cash equivalents at beginning of period	810	1,181

Cash and cash equivalents at end of period	$322	$1,262

Supplementary disclosures:

Interest paid	$252	$663

Income taxes paid	$64	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (a city in the greater Ft. Lauderdale area) in 1993. As of July 24, 2005, there were 67 Company-owned Roadhouse Grill restaurants, 33 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. During both the thirteen weeks ended July 24, 2005 and subsequent to July 24, 2005, one restaurant was closed upon the termination of the related lease. In addition, subsequent to July 24, 2005, two additional restaurants were closed while the properties are marketed for sale. Although there can be no assurance, the leases related to these two properties will terminate upon the sale of the respective properties. The Company closed these four restaurants because they were underperforming from a financial standpoint and the Company determined that it would be better to focus its management time and attention and its available resources on its better performing restaurants. Finally, in August 2005 two of the Company’s restaurants were heavily damaged or destroyed in Hurricane Katrina.
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
     The Company’s ability to meet its operating expenses as they come due, including its ability to service its debt and pay its capital and operating lease obligations, is dependent on the Company’s meeting its 2006 business plan, of which there can be no assurance. In that regard, the Company recently obtained a loan from its majority shareholder (Note 11) and collected the proceeds of an outstanding insurance claim (Note 10). The Company is also in the process of selling a closed property in an effort to raise additional working capital. Assuming that the Company meets all material respects of its 2006 business plan, management believes that the Company will have sufficient working capital to meet its obligations during the 2006 fiscal year. Factors that could cause the Company to not meet its business plan could include unforeseen events such as material food cost increases, significant decreases in customer volume, hurricanes or other unforeseen factors. However, if cash generated from operations is insufficient to fund the Company’s financial commitments and working capital requirements, of which there can be no assurance, the Company will have to obtain additional capital from debt or equity financing sources. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event that the Company in unable to secure additional needed financing, it would likely have a material adverse effect upon the Company’s business, results of operations or financial condition.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     See the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 24, 2005 for a summary of significant accounting policies.
(3) LIQUIDITY
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of July 24, 2005, total minimum payments required under the Company’s note and lease obligations in 2006, including interest thereon, were $15.5 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.
     The Company did not open any new restaurants during the thirteen weeks ended July 24, 2005 or July 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2006 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources will be needed to open new restaurants. Should such capital be unavailable, the Company will not be able to open additional restaurants in the future.
     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of 11 restaurant properties that were previously owned. See Note 9 for information regarding the sale/leaseback transaction.
     During the thirteen weeks ended July 24, 2005, the Company’s primary source of working capital was the receipt of proceeds of an insurance claim related to hurricanes which occurred in August and September 2004 (see Note 10). Subsequent to July 24, 2005, the Company also received a loan from its majority shareholder to support its operations. (See Note 11).
     The Company has experienced significant cash flow problems in the past and may suffer from cash flow problems in the future. The Company believes that its ability to generate sufficient cash from operations to meet its obligations is dependent upon, among other things, demand for its products, a continued commitment to providing an excellent dining experience for its customers, the development and implementation of successful marketing strategies, the cost levels of its various food products, and its continuing efforts to reduce its operating costs. For further information regarding the Company’s liquidity, see Note 1.
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
     Capital requirements relating to the implementation of the Company’s business plan have been and will continue to be significant. If cash generated from the Company’s operations and other possible sources described above are insufficient to fund the Company’s financial commitments and working capital requirements, the Company will have to obtain additional financing. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to the Company, or at all. In the event the Company were to be unable to secure needed additional financing, it would likely have a material adverse effect on its operations, financial condition and results of operations.
     The following table summarizes the Company’s future contractual cash obligations for the remainder of fiscal 2006, each of the next four fiscal years and thereafter as of July 24, 2005 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$1,705	$2,375	$939	$17	$7	$—	$5,043
Interest	172	128	20	1	—	—	321

Total	1,877	2,503	959	18	7	—	5,364

Capital lease debt:
Principal	902	1,119	423	341	342	1,053	4,180
Interest	211	230	198	168	135	223	1,165

Total	1,113	1,349	621	509	477	1,276	5,345

Operating leases	8,222	10,069	9,627	9,063	8,525	79,366	124,872

Other commitments	388	205	140	142	168	—	1,043

Total	$11,600	$14,126	$11,347	$9,732	$9,177	$80,642	$136,624

     The obligations described above do not include the $1,250,000 loan that the Company obtained from its majority shareholder in August 2005. This debt is due on May 15, 2006 or earlier upon a change of control of the Company.
     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made,

cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs.
(4) LONG-TERM DEBT
     As of July 24, 2005 and April 24, 2005, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	July 24, 2005		April 24, 2005
	Non-		Non-
	Current	Current	Current	Current
	Portion	Portion	Portion	Portion
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	$540	$635	$702	$627

Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	1,509	1,141	1,799	1,127

Other unsecured notes due various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40.	706	512	837	505

Total long-term debt	$2,755	$2,288	$3,338	$2,259

     The debt agreements resulting from the Company’s 2002 bankruptcy proceedings may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.
(5) COMMITMENTS AND CONTINGENCIES
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
(6) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Please see the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended April 24, 2005 for a full discussion of the Company’s related party transactions.
(7) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended July 24, 2005
	Net Loss	Shares	Amount
BASIC EPS

Net loss available
to common shareholders	$(1,996)	29,220,663	$(0.07)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—

DILUTED EPS	$(1,996)	29,220,663	$(0.07)

     Options to purchase 1,305,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen weeks ended July 24, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

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
(8) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which was recorded in the Consolidated Balance Sheet as unearned revenue. The Company’s liability under the agreement is secured by a lien on certain equipment. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. As of July 24, 2005, all food and beverage credits sold to the Rewards Company under the original agreement have been used. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company received $3.0 million in exchange for the sale of additional food and beverage credits. As of July 24, 2005 and April 24, 2005, the unearned revenue related to this program was $1.6 million and $1.9 million, respectively.

(9) ASSET SALE/LEASEBACK
     On August 6, 2004, the Company closed a transaction with Sovereign involving the sale and leaseback of 11 restaurant properties that were previously owned. The sale price for the 11 properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million), and to pay expenses related to the sale/leaseback transaction. The net gain from the debt repayment was reflected in the Consolidated Statement of Operations for the fiscal year ended April 24, 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the Condensed Consolidated Balance Sheet as of July 24, 2005 and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes.
(10) IMPACT OF 2004 HURRICANES
     In August and September 2004, a number of the Company’s restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne, which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to several of the Company’s properties and resulted in the temporary closure of a number of its restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the progress of the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, the Company lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Also, as a result of the hurricanes, the Company incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. The Company filed insurance claims under its property insurance policy for these losses. In July 2005, the Company received $0.6 million in full settlement of these insurance claims. These receipts were reported in total revenues in the amount of $0.4 million and as a reduction of property and equipment in the amount of $0.2 million during the fifty-two weeks ended April 24, 2005 and as accounts receivable in the Consolidated Balance Sheet as of April 24, 2005.
(11) SUBSEQUENT EVENTS
     In August 2005, the Company entered into a loan agreement with its majority shareholder, under which the Company has borrowed $1.25 million. Borrowings under the agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. Any remaining outstanding borrowings must be repaid on May 15, 2006. The loan is secured by a lien on substantially all of the assets of the Company.
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of the Company’s South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. The Company has seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, two restaurants located in Biloxi, Mississippi and Marrero (New Orleans), Louisiana, were heavily damaged in the storm and have not reopened. In regards to the Biloxi location, it appears that this restaurant was destroyed in the storm and will be a total loss. At this time, the Company cannot determine when or if it will be in a position to reopen the Biloxi and Marrero restaurants. Other than these two restaurants, all of the Company’s other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Through September 7, 2005, an aggregate of 50 full or partial days of sales were lost in the Company’s South Florida and Gulf Coast restaurants. The Company intends to file insurance claims with respect to its losses, including claims for business interruption. At this time, the Company is unable to determine the amount of any insurance recoveries with respect to its Hurricane Katrina losses. Notwithstanding, the impact of Hurricane Katrina, including the loss of restaurant operating profits from the two stores (Biloxi and Marrero) that were heavily damaged as a result of Hurricane Katrina, is not expected to materially impact the Company’s financial position or results of operations in future periods.

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
     Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:
•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to comply with the terms of our debt instruments, operating leases, capital leases and vendor contracts;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business resulting from having 32 of our 64 current Company-owned restaurants in Florida;

•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates;

•	The future relisting of our common stock on a recognized securities market and the development of a market for our common stock;

•	Our ability to develop our restaurant concept and business beyond our existing configuration of restaurants, including the availability of financing to support future growth, our ability to find suitable locations for new restaurants and the costs associated with opening new restaurants; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets that we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.
     The forward looking statements contained in this report reflect our current view about future events and are subject to risks, uncertainties and assumptions. The important factors described above, as well as the factors described elsewhere in this report and in our Annual Report on Form 10-K for fiscal 2005 (the “Form 10-K”), could cause the assumptions underlying our forward looking statements to be incorrect and thereby cause our actual results to differ materially from those expressed in or implied by our forward looking statements. We undertake no obligation to revise any of the forward looking statements contained in this report, which speak only as of the date hereof. Readers of this report are therefore cautioned not to place undue reliance on these forward looking statements.
GENERAL
     We operate, franchise and license high-quality, full-service casual dining restaurants under the name “Roadhouse Grill.” As of July 24, 2005, there were 67 Company-owned Roadhouse Grill restaurants, 33 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. Subsequent to July 24, 2005, one restaurant was closed upon the termination of the related lease. In addition, subsequent to July 24, 2005, two additional restaurants were closed and remain closed while the properties are marketed for sale. Although there can be no assurance, we expect that the leases related to these properties will terminate upon the sale of the respective properties. We also have 12 franchised or licensed restaurants. Finally, in August 2005, two of our restaurants were heavily damaged or destroyed in Hurricane Katrina.
     During the last few years, our business has been hampered by heavy debt and shortages of working capital to operate our business. We have also experienced a continuing decline in restaurant sales due to, among other issues, our lack of resources to adequately market our restaurants, competition in the markets where we operate and economic conditions generally. Further, we have experienced substantial food cost increases, primarily driven by higher beef prices, only a portion of which we have been able to pass on to our customers. All of these factors have caused us to report significant net losses from operations during the last few years and had a material negative impact on our working capital and cash position.
     During the last year, we have implemented new menus, including a new main menu and a new kids’ menu, continued to make additional investments in the recruiting and training of our restaurant managers and directors of operations, implemented new incentive programs for our restaurant employees and directors of operations, taken steps to reduce our costs and attempted to pass a portion of the increased food costs on to our customers. All of these changes are part of an ongoing effort to return our company to profitability. There can be no assurance that we will become profitable in the future.
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
RECENT EVENTS
     In August 2005, we borrowed $1,250,000 from our majority shareholder. The loan bears interest at 10% and is required to be repaid upon certain events or transactions including a change of control of the Company. Any remaining outstanding borrowings must be repaid on May 15, 2006. The loan is secured by a lien on substantially all of our assets.
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of our South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. We have seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, two restaurants located in Biloxi, Mississippi and Marrero (New Orleans), Louisiana, were heavily damaged in the storm and have not reopened. In regards to the Biloxi location, it appears this restaurant was destroyed in the storm and will be a total loss. At this time, we cannot determine when or if we will be in a position to reopen the Biloxi and Marrero restaurants. Other than these two restaurants, all of our other restaurants in the Gulf Coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Through September 7, 2005, an aggregate of 50 full or partial days of sales were lost in our South Florida and gulf coast restaurants. We intend to file insurance claims with respect to our Hurricane Katrina losses, including claims for business interruption. At this time, we are unable to determine the amount of any insurance recoveries with respect to our hurricane losses. Notwithstanding, the impact of Hurricane Katrina, including the loss of restaurant operating profits from the two stores (Biloxi and Marrero) that were heavily damaged as a result of Hurricane Katrina, is not expected to materially impact our financial position or results of operations in future periods.
OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. Restaurant sales generated from lunch and dinner amounted to approximately 27% and 73%, respectively, of restaurant sales during each of the thirteen-week periods ended July 24, 2005 and July 25, 2004. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in each of the first fiscal quarters of 2006 and 2005. Franchise and management fees during the thirteen weeks ended July 24, 2005 and July 25, 2004 accounted for less than 1% of our revenues.
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
     Of the 67 Company-owned restaurants operating as of July 24, 2005, the most recent was opened in June 2003. One restaurant was closed during the thirteen weeks ended July 24, 2005 and one was closed subsequent to the end of the fiscal quarter in conjunction with the termination of the related leases. In addition, subsequent to July 24, 2005, two additional restaurants were closed and remain closed while the properties are marketed for sale. Although there can be no assurance, we expect that the leases related to these properties will terminate upon the sale of the respective properties. We closed these four restaurants because they were underperforming from a financial standpoint and we determined that it would be better to focus our management time and attention and our available resources on our better performing restaurants. We also have 12 franchised or licensed restaurants. No additional Company-owned restaurants are currently expected to open in fiscal year 2006.
CRITICAL ACCOUNTING POLICIES
     Our accounting policies are more fully described in our Form 10-K. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
PROPERTY AND EQUIPMENT
     We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review the performance of our individual restaurants to identify possible under performing operations that should be assessed for possible impairments of long-lived assets. In that regard, we recorded significant impairment charges during fiscal 2005 and depending on the success of our efforts to increase sales, we may take additional charges in the future if our sales at several of our restaurants do not increase to forecasted levels in future periods. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
INTANGIBLE ASSETS
     We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of July 24, 2005, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.4 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 25, 2004, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of our goodwill in fiscal 2006 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.
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
     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Condensed Consolidated Balance Sheet. As of July 24, 2005 and July 25, 2004 total recorded insurance reserves were $1.5 million and $1.8 million, respectively, which are included in accrued expenses on the accompanying balance sheet.
     In addition, asset impairment charges and the carrying value of the asset held for sale are primarily based on estimates of the market value of assets of which we plan to dispose and the amount of future cash flows estimated to be realized relating to impaired assets that are anticipated to be utilized in our operations in the future or expenditures estimated to be used to settle the outstanding obligations. Such estimates are also affected by the time interval required to dispose of assets to be sold. The assumptions used, particularly in regard to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration and projection of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore on our results of operations.

RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.
STATEMENTS OF OPERATIONS DATA:

	Thirteen Weeks Ended
	July 24, 2005	July 25, 2004
Total revenues	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	34.3	36.1
Labor and benefits	34.2	32.6
Occupancy and other	26.5	25.9
Pre-opening expenses	—	—

Total cost of restaurant sales	95.0	94.6

Depreciation and amortization	4.5	4.9
General and administrative expenses	6.3	5.0

Total operating expenses	105.8	104.5

Operating loss	(5.8)	(4.5)

Total other expense	(0.6)	(2.2)

Loss before taxes	(6.4)	(6.7)

Income tax	—	—

Net loss	(6.4)%	(6.7)%

The following table sets forth for the periods indicated certain restaurant data.
RESTAURANT DATA:

	Thirteen Weeks Ended
	July 24, 2005	July 25, 2004
Company-owned restaurants:
Beginning of period	68	69
Opened	—	—
Closed	(1)	—

End of period	67	69

Franchised and licensed restaurants:
Beginning of period	12	11
Opened	—	—
Closed	—	—

End of period	12	11

Total restaurants:
Beginning of period	80	80
Opened	—	—
Closed	(1)	—

End of period	79	80

THIRTEEN WEEKS ENDED JULY 24, 2005 (“FISCAL YEAR 2006 FIRST QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JULY 25, 2004 (“FISCAL YEAR 2005 FIRST QUARTER”)
     Total revenues. Total revenues decreased $1.4 million, or 4.3%, from $32.9 million for Fiscal Year 2005 First Quarter to $31.5 million for Fiscal Year 2006 First Quarter. This decrease is primarily attributable to a reduction in sales at comparable restaurants and the closing of a restaurant in March 2005 upon the expiration of the related lease. Sales at comparable restaurants for Fiscal Year 2006 First Quarter decreased 3.3% compared with sales for Fiscal Year 2005 First Quarter. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting primarily from the menu price changes described below that were implemented in March 2005. Management believes that the decrease in headcount is primarily attributable to increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. A restaurant is considered comparable after its first 18 months of operation. Sales from the restaurant closed in March 2005 were $0.3 million in the Fiscal Year 2005 First Quarter.
     Food and beverage. Food and beverage costs decreased $1.1 million, or 9.2%, to $10.8 million for Fiscal Year 2006 First Quarter, from $11.9 million for Fiscal Year 2005 First Quarter. As a percentage of revenues, food and beverage costs decreased by 1.8% to 34.3% for Fiscal Year 2006 First Quarter from 36.1% for Fiscal Year 2005 First Quarter. The decrease in dollars was impacted by the reduction in revenue. The decrease as a percentage of revenues is primarily attributable to the impact of changes in our main menu that were implemented in March 2005. The updated main menu included changes in certain plate presentations and recipes as well as both the introduction of selected new menu offerings and the elimination of certain items from the previous menu that did not generate sufficient sales volume. The menu also included a price increase of approximately 2% based on the current sales mix. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our new menu and advertising materials. Management will continue to evaluate and implement changes designed to reduce overall food costs. However, there can be no assurances that such initiatives will continue to be effective in reducing our food costs.
     Labor and benefits. Labor and benefits costs increased $0.1 million, or 0.9%, to $10.8 million for Fiscal Year 2006 First Quarter, from $10.7 million for Fiscal Year 2005 First Quarter. As a percentage of revenues, labor and benefits costs increased to 34.2% for Fiscal Year 2006 First Quarter from 32.6% for Fiscal Year 2005 First Quarter. The increase in both dollars and as a percentage of revenues is primarily attributable to the impact of changes in minimum wage implemented in the state of Florida in May 2005 and increases in costs associated with our group health insurance plan, partially offset by a reduction in workers’ compensation costs. The increase as a percentage of revenues is also attributable to the decline in revenues and the fixed nature of a significant portion of our labor and benefits.

     Occupancy and other. Occupancy and other costs decreased $0.2 million, or 2.4%, to $8.3 million for Fiscal Year 2006 First Quarter, from $8.5 million for Fiscal Year 2005 First Quarter. As a percentage of revenues, occupancy and other was 26.5% for Fiscal Year 2006 First Quarter compared to 25.9% for Fiscal Year 2005 First Quarter. The decrease in dollars is attributable to reduced marketing expense and costs associated with equipment operating leases that expired during these periods, partially offset by increased rent expense resulting from the sale and leaseback transaction completed in August 2004 and increased utilities expense. The increase as a percentage of revenues is primarily attributable to the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues. Marketing expense for Fiscal Year 2006 First Quarter was $0.6 million, compared to $1.0 million for Fiscal Year 2005 First Quarter.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 12.5%, to $1.4 million for the Fiscal Year 2006 First Quarter, from $1.6 million for the Fiscal Year 2005 First Quarter. As a percentage of revenues, depreciation and amortization expense decreased 0.4% to 4.5% from 4.9% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to certain equipment becoming fully depreciated during the period, the sale and leaseback transaction of the 11 properties in August 2004, and asset impairments recorded in fiscal year 2005 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.
     General and administrative. General and administrative costs increased $0.3 million, or 17.6%, to $2.0 million for the Fiscal Year 2006 First Quarter, from $1.7 million for the Fiscal Year 2005 First Quarter. As a percentage of revenues, general and administrative costs increased 1.3% from 5.0% for Fiscal Year 2005 First Quarter to 6.3% for Fiscal Year 2006 First Quarter. The increase in dollars is primarily due to increased investments in field management personnel and bank fees. The increase as a percentage of revenues is the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Interest expense, net. Total interest expense decreased $0.5 million, or 71.4%, to $0.2 million for Fiscal Year 2006 First Quarter, from $0.7 million for Fiscal Year 2005 First Quarter. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the August 2004 sale/leaseback transaction.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2006 First Quarter or Fiscal Year 2005 First Quarter because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.

OUTLOOK
     The following discussion of our full year fiscal 2006 operating results that are not historical statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied in these forward-looking statements. Please refer to our Form 10-K and to the factors described in this report for further discussion on forward-looking statements and the risks and other factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.
     Fiscal 2006 revenue. As discussed above, no new restaurants are currently being developed for fiscal 2006. All 64 of our restaurants will qualify as comparable restaurants during fiscal 2006. As discussed above, fiscal 2005 revenues were significantly adversely impacted by four hurricanes that occurred in certain of the markets in which we operate, particularly the state of Florida. Excluding the estimated effects of the hurricanes on fiscal 2005, sales from comparable restaurants declined 4.9% during the fiscal year. Management intended to use a portion of the net proceeds received from the August 2004 sale/leaseback of 11 properties to invest in additional marketing for its restaurants, in an effort to improve future revenues. However, the financial impact of the hurricanes as well as the continued decline in sales required us to use these net proceeds, after debt payments, for working capital purposes. Following the sale/leaseback, management has developed and implemented certain programs, including a new local restaurant marketing program, a modified incentive compensation program for our employees and changes in the hiring and training of restaurant employees. In addition, management developed a new menu insert that included the introduction of certain new menu items. Management has also developed a new kids’ menu and main menu with enhanced features and new menu items, which were introduced in our restaurants in February and March 2005, respectively. While management has seen certain improvements in our operations from these new programs, including improved traffic in our restaurants, higher average checks, lower employee turnover and improved store execution, there can be no assurance as to whether these changes will ultimately result in increased sales or profitability. Based on the above, management currently expects that the negative same restaurant sales trend it has experienced in recent years will improve and that total fiscal 2006 revenues may increase slightly over fiscal 2005, exclusive of the impact of any restaurant closed during the fiscal year. Notwithstanding, the impact of hurricanes, including Hurricane Katrina, may adversely affect fiscal 2006 sales and management’s current expectations with respect to fiscal 2006 sales.
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

     Food and beverage costs. Similar to many competing restaurant concepts, we experienced a significant increase in food and beverage costs during fiscal 2004, which continued into fiscal 2005. This increase was primarily caused by the instances of Mad Cow Disease that were reported in Canada and the United States in 2003, which caused a significant increase in meat and dairy costs. Management has taken actions in an attempt to reduce the impact of these events, including enhancing our menu, in part, to promote certain non-meat menu items, implementing menu price increases, negotiating arrangements to purchase certain meat products at fixed rates during fiscal 2005 and targeting certain marketing initiatives in an attempt to change our sales mix and increase sales of lower cost food items. In addition, in March 2005, we introduced a new main menu into our restaurants that included changes in menu offerings and plate presentations that are expected to result in a reduction in food costs. Management is also continuing its initiatives to further reduce food costs as described above. Management cannot predict the duration of these cost increases or further impacts that may occur as a result of these events. However, it is presently anticipated that food and beverage costs for fiscal 2006 will decline by approximately 2% of revenues as compared to fiscal 2005.
     Labor and benefits. We experienced a decrease in labor and benefits costs in fiscal 2004 as a percent of revenues as compared to fiscal 2003. This decrease resulted from improved management of hourly labor, a decrease in the cost of providing medical benefits to employees due to plan design changes implemented in June 2003 and a decrease in the cost of workers’ compensation insurance due to a change to a guaranteed cost insurance program in January 2003 as compared to the significant claims incurred in fiscal 2003 under the previous self funded program. However, due to the decline in revenues during fiscal 2005 as compared to fiscal 2004 and the generally fixed nature of labor and benefits, these costs increased slightly to 32.4% of revenues in fiscal 2005 from 32.3% of revenues in fiscal 2004. This increase has been partially offset by further reductions in workers’ compensation and group health insurance expense. Management currently expects labor and benefit costs as a percentage of revenues to increase approximately 1% of revenues in fiscal 2006 compared to fiscal 2005 due primarily to the impact of recent amendments to minimum wage regulations in certain of the states in which we operate (Florida and New York), changes in the compensation paid to restaurant employees and a slight increase in workers’ compensation insurance costs.
     Occupancy and other. As a result primarily of the sale and leaseback transaction entered into in August 2004 as discussed above, we will incur additional rent expense in fiscal 2006 of approximately $1.0 million compared to fiscal 2005. Partially offsetting this increase will be reduced costs incurred as a result of the expected conversion of certain equipment leases from operating leases to capital leases upon the expiration of the original lease terms. Due primarily to these factors, management expects occupancy and other expenses in fiscal 2006 to remain relatively consistent with fiscal 2005.

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
     Asset impairment. We recorded asset impairment charges of $1.8 million and $1.0 million in fiscal 2005 and 2004, respectively. The accounting for long-lived assets requires us to estimate future net cash flows to be generated by the asset (in this case our restaurants). If certain restaurants do not perform as expected, we may be required to take additional asset impairment charges, although at present no such charges are expected.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Note 4 to the Condensed Consolidated Financial Statements for a description of our current outstanding debt obligations. As of July 24, 2005, total minimum payments required under our note and lease obligations in 2006, including interest thereon, were $15.5 million.
     The following table summarizes our future contractual cash obligations for the remainder of fiscal 2006, each of the next four fiscal years and thereafter as of July 24, 2005 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$1,705	$2,375	$939	$17	$7	$—	$5,043
Interest	172	128	20	1	—	—	321

Total	1,877	2,503	959	18	7	—	5,364

Capital lease debt:
Principal	902	1,119	423	341	342	1,053	4,180
Interest	211	230	198	168	135	223	1,165

Total	1,113	1,349	621	509	477	1,276	5,345

Operating leases	8,222	10,069	9,627	9,063	8,525	79,366	124,872

Other commitments	388	205	140	142	168	—	1,043

Total	$11,600	$14,126	$11,347	$9,732	$9,177	$80,642	$136,624

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by us or by our creditors, or agreements may be modified as warranted by changes in business or operational needs.
     During the thirteen weeks ended July 24, 2005, our primary source of working capital was insurance proceeds from our summer 2004 hurricane claims (see Note 10 of Notes to our Condensed Consolidated Financial Statements).
     On August 6, 2004, we entered into a sale/leaseback for 11 restaurant properties with Sovereign. The sale price for the 11 properties was $21.8 million. The properties have been leased back under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the sale to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million) and to pay transaction expenses relating to the sale/leaseback. The net gain from the debt repayment is reflected in our consolidated statement of operations for the fiscal year ended April 24, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the consolidated balance sheet as of July 24, 2005 and is being recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes, including working capital to meet our ordinary course expenses.

     In August 2005, we borrowed $1,250,000 from our majority shareholder. The loan bears interest at the rate of 10% per annum and is secured by a lien on all of our assets. The loan is due on May 15, 2006, or earlier upon a change of control of the Company. We are using the proceeds of the loan for working capital in our business. (See Note 11 of Notes to our Condensed Consolidated Financial Statements.) Such debt is not included in the table above since it was incurred subsequent to July 24, 2005.
     We expect that our primary source of working capital for future periods will be cash flow from operations, proceeds from the sale of a closed property, possible additional debt and/or equity financing and possible advance sales of additional food and beverage credits.
     We have experienced significant cash flow problems in the past. We believe that our ability to generate cash from operations is dependent upon, among other things, demand for our products, a continued commitment to providing an excellent dining experience for our customers, the development and implementation of successful marketing strategies, the cost levels of our various food products, and our continuing efforts to reduce our operating costs. During fiscal 2005, we implemented revenue enhancement programs including the implementation of a new menu with enhanced menu items. In addition, we have taken, and continue to take, steps to control our costs. There can be no assurance that these initiatives will be effective in generating profits or producing sufficient cash flows to fund operating requirements, including debt repayments and lease obligations. In addition, if operating results do not improve in the near term as a result of the recent changes that have occurred and the introduction of the new menus, then we may be required to recognize additional impairment charges related to certain long-lived assets (and such charges may be significant).
     We require significant working capital to operate our business. Although there can be no assurance, if we meet our business plan in all material respects, we expect to have sufficient working capital to meet our obligations during fiscal 2006. Factors that could cause us to not meet our business plan could include unforeseen events such as material food cost increases, significant decreases in customer volume, hurricanes or other unforeseen factors. However, if cash generated from our operations and other possible sources described above are insufficient to fund our financial commitments and working capital requirements, of which there can be no assurance, we will have to obtain additional capital from debt or equity financing sources. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to us, or at all. In the event we are unable to secure needed additional financing, it would likely have a material adverse effect upon our business, results of operations or financial condition.

SUMMARY OF CASH FLOWS
     Cash provided by operating activities during the thirteen weeks ended July 24, 2005 was $0.9 million, compared with $1.6 million provided by operating activities during the thirteen weeks ended July 25, 2004. The primary source of cash for the thirteen weeks ended July 24, 2005 was cash generated from operations and from the collection of insurance proceeds from the hurricane claim. See Note 10 of Notes to Condensed Consolidated Financial Statements. The primary sources of cash for the thirteen weeks ended July 25, 2004 were the net income generated from operations excluding non-cash expenses such as depreciation and amortization and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company. The primary use of cash during each of the thirteen weeks ended July 24, 2005 and July 25, 2004 was cash used to support operations.
     Cash used in investing activities was $0.3 million during each of the thirteen-week periods ended July 24, 2005 and July 25, 2004. Cash used in investing activities during each period consisted of purchases of property and equipment.
     Cash used in financing activities during the thirteen weeks ended July 24, 2005 was $1.0 million, compared to $1.3 million used in financing activities during the thirteen weeks ended July 25, 2004. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations.
CAPITAL EXPENDITURES
     We did not open any new restaurants during the thirteen weeks ended July 24, 2005 or July 25, 2004. We do not currently have any additional Company-owned restaurants under development for fiscal year 2006 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, we will not be able to open additional restaurants.
SEASONALITY AND QUARTERLY RESULTS
     Our operating results fluctuate seasonally because of our geographic concentration. Of the 64 restaurants currently owned and operated by us, 32 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods.
     In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward Looking Statements.
IMPACT OF INFLATION
     The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In that regard, the Florida Constitution and state regulations of New York were recently amended to increase the minimum wage payable to Florida and New York employees. These changes in New York and Florida were effective in January and May, 2005, respectively. Management believes that the impact of changes in the minimum wage laws will be offset by other changes in our operations, as described in the Form 10-K and in this report.
     In addition, most of our real property leases require us to pay taxes, maintenance, repairs and utilities, and these costs are subject to inflationary pressures. We believe that inflation rates, which have been low in recent periods, have not had a significant impact on our food and labor costs. There is no assurance that low inflation rates will continue or that we will have the ability to control costs in the future.
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
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 24, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the thirteen weeks ended July 24, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the thirteen weeks ended July 24, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the thirteen weeks ended July 24, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No actions were submitted to a vote of our shareholders during the first quarter of fiscal 2006.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     (a) Exhibits.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley.

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of September, 2005.

ROADHOUSE GRILL, INC.
By:	/s/ Michael C. Brant
Michael C. Brant
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)