Form 10-Q
period 2005-10-23
ROADHOUSE GRILL INC
filed 2005-12-12
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Thirteen Weeks Ended October 23, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of December 9, 2005 was 29,220,663.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-Q
THIRTEEN WEEKS ENDED OCTOBER 23, 2005

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 23, 2005 and APRIL 24, 2005
(Dollars in thousands, except per share data)

	October 23, 2005	April 24, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$332	$810
Accounts receivable, net of allowance for doubtful accounts of $220 and $205 at October 23, 2005 and April 24, 2005, respectively	694	970
Inventory	892	1,048
Prepaid expenses	920	1,062

Total current assets	2,838	3,890
Property & equipment, net of accumulated depreciation of $51,951 and $52,804 at October 23, 2005 and April 24, 2005, respectively	22,257	24,593
Asset held for sale	402	465
Intangible assets, net of accumulated amortization of $883 and $861 at October 23, 2005 and April 24, 2005, respectively	1,779	1,801
Other assets	1,140	965

Total assets	$28,416	$31,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,242	$5,443
Accrued expenses	7,512	6,093
Unearned revenue	1,583	2,044
Current portion of long-term debt	5,186	2,259
Current portion of capital lease obligations	1,154	1,325

Total current liabilities	21,677	17,164
Long-term debt	2,165	3,338
Capital lease obligations	2,753	3,275
Long-term portion of unearned revenue	1,694	2,207
Non-current deferred rent	3,502	3,344

Total liabilities	31,791	29,328

Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid — in capital	55,991	55,972
Accumulated deficit	(60,243)	(54,463)

Total shareholders’ equity	(3,375)	2,386

Total liabilities and shareholders’ equity	$28,416	$31,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY SIX WEEKS ENDED OCTOBER 23, 2005 AND OCTOBER 24, 2004
(Unaudited, dollars in thousands, except per share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 23, 2005	October 24, 2004	October 23, 2005	October 24, 2004
Total revenues	$26,214	$28,220	$55,807	$58,633

Restaurant operating expenses:
Cost of restaurant sales:

Food and beverage	8,779	10,005	18,913	20,956

Labor and benefits	9,233	9,277	19,185	18,985

Occupancy and other	7,605	7,392	15,082	14,902

Total cost of restaurant sales	25,617	26,674	53,180	54,843

Depreciation and amortization	1,349	1,328	2,698	2,839

General and administrative expenses	1,863	1,598	3,855	3,251

Total operating expenses	28,829	29,600	59,733	60,933

Operating loss	(2,615)	(1,380)	(3,926)	(2,300)

Other (expense) income:

Loss on sale/disposal of fixed assets	(7)	(5)	(11)	(7)

Gain on extinguishment of debt	—	7,102	—	7,102

Interest expense, net	(311)	(461)	(539)	(1,168)

Total other (expense) income	(318)	6,636	(550)	5,927

(Loss) income from continuing operations before income taxes	(2,933)	5,256	(4,476)	3,627

Income tax benefit	—	—	—	—

(Loss) income from continuing operations	(2,933)	5,256	(4,476)	3,627

Discontinued operations:

Loss from operations of discontinued restaurants (less applicable income taxes of $0)	(323)	(589)	(776)	(1,164)

Loss on disposal of discontinued restaurants, including provision of $100 for operating losses during phase — out period (less applicable income taxes of $0)	(528)	—	(528)	—

Net (loss) income	$(3,784)	$4,667	$(5,780)	$2,463

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 23, 2005	October 24, 2004	October 23, 2005	October 24, 2004
Basic earnings per share:
Net (loss) income from continuing operations	$(0.10)	$0.18	$(0.15)	$0.12

Net loss from discontinued operations	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Net (loss) income	$(0.13)	$0.16	$(0.20)	$0.08

Diluted earnings per share:

Net (loss) income from continuing operations	$(0.10)	$0.18	$(0.15)	$0.12

Net loss from discontinued operations	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Net (loss) income	$(0.13)	$0.16	$(0.20)	$0.08

Weighted average common shares outstanding	29,220,663	29,220,663	29,220,663	29,220,663

Weighted average common shares and share equivalents outstanding — assuming dilution	29,220,663	29,220,663	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 23, 2005
(Unaudited, dollars in thousands, except share data)

	Common Stock		Additional Paid - in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 24, 2005	29,220,663	$877	$55,972	$(54,463)	$2,386
Net loss	—	—	—	(5,780)	(5,780)
Vesting of stock options	—	—	19	—	19

Balance October 23, 2005	29,220,663	$877	$55,991	$(60,243)	$(3,375)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 23, 2005 AND OCTOBER 24, 2004
(Unaudited, dollars in thousands)

	October 23, 2005	October 24, 2004
Cash flows from operating activities:
Net (loss) income	$(5,780)	$2,463
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,698	3,018
Stock option expense	19	19
Net loss on sale/disposal of fixed assets	11	8
Net loss on disposal of discontinued operations	528	—
Bad debt expense	15	—
Gain on extinguishment of debt	—	(7,102)
Cash used for reorganization items	—	(6)

Changes in assets and liabilities:
Decrease in accounts receivable	673	12
Decrease in income tax receivable	—	69
Decrease in inventory	156	18
Decrease (increase) in prepaid expenses	142	(23)
Increase in other assets	(176)	(83)
Increase (decrease) in accounts payable	744	(1,213)
Decrease in restructuring accrual	—	(2)
(Decrease) increase in unearned revenue	(974)	1,950
Increase in accrued expenses	1,281	261

Net cash used in operating activities	(665)	(611)

Cash flows from investing activities:
Net proceeds from sales of property and equipment	1	20,574
Purchases of property and equipment	(727)	(616)

Net cash (used in) provided by investing activities	(726)	19,958

Cash flows from financing activities:
Borrowings under debt agreements	2,870	—
Repayment of long-term debt	(1,116)	(18,444)
Payments on capital lease obligations	(841)	(756)

Net cash provided by (used in) financing activities	913	(19,200)

(Decrease) increase in cash and cash equivalents	(478)	147
Cash and cash equivalents at beginning of period	810	1,181

Cash and cash equivalents at end of period	$332	$1,328

Supplementary disclosures:

Interest paid	$356	$1,049

Income taxes paid	$73	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (a city in the greater Ft. Lauderdale area) in 1993. As of October 23, 2005, there were 62 Company-owned Roadhouse Grill restaurants, 32 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. During the thirteen weeks ended October 23, 2005 two restaurants were closed upon the termination of the related leases. Two additional restaurants were closed during the thirteen weeks ended October 23, 2005 while the properties are marketed for sale. Although there can be no assurance, the leases related to these two properties will terminate upon the sale of the respective properties. The Company closed these four restaurants, as well as another unit during the previous thirteen weeks, because they were underperforming from a financial standpoint and the Company determined that it would be better to focus its management time and attention and its available resources on its better performing restaurants. Finally, during the thirteen weeks ended October 23, 2005, one of the Company’s restaurants was destroyed by Hurricane Katrina.
     As discussed above, the Company committed to a formal plan for disposal of four of its restaurants during the thirteen weeks ended October 23, 2005. The Company also committed during this period to close two additional restaurants, which will cease operation in January 2006. Additionally, the Company has determined that it will not rebuild the restaurant that was destroyed by Hurricane Katrina and exited one additional location upon the expiration of the related lease in March 2005. As a result, the Company has adopted discontinued operations accounting treatment for these nine restaurants, which requires separation of financial results for such discontinued operations from those of the remaining continuing operations. In conjunction with such accounting treatment, the Company has recorded a charge of $528,000 during the thirteen weeks ended October 23, 2005 relating to the estimated loss on disposal of these restaurants. Revenues for these restaurants were $1.0 million and $2.9 million for the thirteen and twenty six weeks ended October 23, 2005, respectively.
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
     The Company’s ability to meet its operating expenses as they come due, including its ability to service its debt and pay its capital and operating lease obligations, is dependent on the Company’s meeting its 2006 business plan and its ability to obtain additional financing, if necessary, of which there can be no assurance. In that regard, the Company recently obtained loans from two principal shareholders (Note 11). The Company also recently announced that it entered into a merger agreement (the “Merger”) with Steakhouse Partners, Inc. (“Steakhouse”). This Merger is subject to the obtaining by Steakhouse of financing sufficient to complete the transaction and customary closing conditions, and is expected to close by February 15, 2006. As a result of these contingencies, there can be no assurance that the Merger will be completed. See Note 13. If cash generated from operations is insufficient to fund the Company’s financial commitments, including the loan payable to the Company’s principal shareholder that is payable on March 31, 2006, and working capital requirements and in the event that the Company is unable to secure additional required financing and/or close the Merger with Steakhouse, it would likely have a material adverse effect upon the Company’s business, results of operations or financial condition.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     See the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 24, 2005 for a summary of significant accounting policies.
(3) LIQUIDITY
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of October 23, 2005, total minimum payments required under the Company’s note and lease obligations in 2006, including interest thereon, were $17.7 million (see the discussion below regarding the Company’s total contractual cash obligations).
     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of 11 restaurant properties that were previously owned. See Note 9 for information regarding the sale/leaseback transaction.
     During the thirteen weeks ended October 23, 2005, the Company’s primary source of working capital was loans from its principal shareholders to support its operations. (See Note 11).
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
     If the Merger is not completed, the Company will explore other strategic alternatives that may be available, including an infusion of debt or equity capital. However, the failure of the Company to obtain the working capital required to fund its continuing operations would likely have a material adverse effect on the Company’s future financial position and/or results of operations and could result in the curtailment of operations.

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
     The following table summarizes the Company’s future contractual cash obligations for the remainder of fiscal 2006, each of the next four fiscal years and thereafter as of October 23, 2005 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$4,014	$2,375	$939	$16	$7	$—	$7,351
Interest	259	128	19	1	—	—	407

Total	4,273	2,503	958	17	7	—	7,758

Capital lease debt:
Principal	612	1,130	429	341	343	1,052	3,907
Interest	137	230	198	168	135	223	1,091

Total	749	1,360	627	509	478	1,275	4,998

Operating leases	5,093	9,087	8,595	8,077	7,605	69,721	108,178

Other commitments	259	205	140	142	168	—	914

Total	$10,374	$13,155	$10,320	$8,745	$8,258	$70,996	$121,848

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made,

cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs.
(4) LONG-TERM DEBT
     As of October 23, 2005 and April 24, 2005, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	October 23, 2005		April 24, 2005
	Non -		Non -
	Current	Current	Current	Current
	Portion	Portion	Portion	Portion
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	$376	$643	$702	$627

Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	1,214	1,155	1,799	1,127

Other unsecured notes due various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40.	575	518	837	505

Unsecured demand note due to Ayman Sabi (President and Chief Executive Officer) bearing interest at 10%.	—	120	—	—

Secured note due Berjaya Group (Cayman) Limited (majority shareholder), bearing interest at 10%. Full payment is due March 31, 2006 or earlier upon a change of control of the Company.	—	2,750	—	—

Total long-term debt	$2,165	$5,186	$3,338	$2,259

     During the thirteen weeks ended October 23, 2005, the Company entered into an amended and restated loan agreement with its principal shareholder, Berjaya Group (Cayman) Limited, under which the Company may borrow up to $3,250,000, of which $2,750,000 was outstanding as of October 23, 2005. Outstanding borrowings are payable on March 31, 2006 or earlier upon certain events or transactions including a change of control of the Company. See further discussion at Note 11. In addition, the Company borrowed $120,000 during this period under a demand loan agreement with its President and Chief Executive Officer. The loan bears interest at 10% per annum.
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
(6) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Please see Notes 4 and 11 and the Notes to Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended April 24, 2005 for a full discussion of the Company’s related party transactions.

(7) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 23, 2005			October 23, 2005
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS:

Net loss available to common shareholders from continuing operations	$(2,933)	29,220,663	$(0.10)	$(4,476)	29,220,663	$(0.15)

Net loss available to common shareholders from discontinued operations	(851)	29,220,663	(0.03)	(1,304)	29,220,663	(0.05)

Net loss available to common shareholders	(3,784)	29,220,663	(0.13)	(5,780)	29,220,663	(0.20)

DILUTED EPS:
From continuing operations	(2,933)	29,220,663	(0.10)	(4,476)	29,220,663	(0.15)

From discontinued operations	(851)	29,220,663	(0.03)	(1,304)	29,220,663	(0.05)

Net loss	(3,784)	29,220,663	(0.13)	(5,780)	29,220,663	(0.20)
     Options to purchase 1,295,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen and twenty six weeks ended October 23, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 24, 2004			October 24, 2004
	Net Income	Shares	Amount	Net Income	Shares	Amount
BASIC EPS:

Net income available to common shareholders from continuing operations	$5,256	29,220,663	$0.18	$3,627	29,220,663	$0.12

Net loss available to common shareholders from discontinued operations	(589)	29,220,663	(0.02)	(1,164)	29,220,663	(0.04)

Net income available to common shareholders	4,667	29,220,663	0.16	2,463	29,220,663	0.08

DILUTED EPS:
From continuing operations	5,256	29,220,663	0.18	3,627	29,220,663	0.12

From discontinued operations	(589)	29,220,663	(0.02)	(1,164)	29,220,663	(0.04)

Net income	4,667	29,220,663	0.16	2,463	29,220,663	0.08
     Options to purchase 1,395,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen and twenty six weeks ended October 24, 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.
(8) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which was recorded in the Consolidated Balance Sheet as unearned revenue. The Company’s liability under the agreement is secured by a lien on certain equipment. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. As of October 23, 2005, all food and beverage credits sold to the Rewards Company under the original agreement have been used. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company received $3.0 million in exchange for the sale of additional food and beverage credits. As of

October 23, 2005 and April 24, 2005, the unearned revenue related to this program was $1.2 million and $1.9 million, respectively.
(9) ASSET SALE/LEASEBACK
     On August 6, 2004, the Company closed a transaction with Sovereign involving the sale and leaseback of 11 restaurant properties that were previously owned. The sale price for the 11 properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million), and to pay expenses related to the sale/leaseback transaction. The net gain from the debt repayment was reflected in the Consolidated Statement of Operations for the fiscal year ended April 24, 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the Condensed Consolidated Balance Sheet as of October 23, 2005 and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes.
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

(11) LOANS FROM RELATED PARTIES
     In August 2005, the Company entered into a loan agreement with its principal shareholder, under which the Company has borrowed $1.25 million. In October 2005, the Company entered into an amended and restated loan agreement with its principal shareholder under which the Company may borrow up to an additional $2.0 million, of which $1.5 million was borrowed by October 23, 2005. Presently, an aggregate of $2.7 million is outstanding under these loans and no additional amounts are available for further borrowing. Proceeds have been used for working capital. Borrowings under the agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. Any remaining outstanding borrowings must be repaid on March 31, 2006. The loan is secured by a lien on substantially all of the assets of the Company.
     In addition, as part of its agreement to make the loan in October 2005, the majority shareholder received a common stock purchase warrant (the “Warrant”) to purchase, for nominal consideration, 4,474,337 shares of the Company’s authorized but unissued common stock (the “Shares”). Under the terms of the warrant, as amended, the majority shareholder has the right to purchase the Shares on March 1, 2006. The Warrant will be canceled if a change in control occurs prior to that date. For accounting purposes, no value has been assigned to the warrants at date of grant due to the fact that the warrants are not exercisable and are expected to be canceled upon the change of control pursuant to the Merger described above.
     In September 2005, the Company’s President and Chief Executive Officer loaned the Company $120,000, which was used for working capital. This loan is evidenced by a demand promissory note, bears interest at the rate of 10% per annum and is unsecured.
(12) IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of the Company’s South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. The Company had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. The Company does not intend to reopen this restaurant. All of the Company’s other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in the Company’s South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. The Company has filed insurance claims with respect to its losses, including claims for business interruption. Subsequent to October 23, 2005, the Company received $250,000 as a partial settlement on its Hurricane Katrina insurance claim. At this time, the Company is unable to determine the amount of any additional insurance recoveries with respect to its Hurricane Katrina losses.
     Assets which were lost and costs which were incurred as a result of Hurricane Katrina have been recorded as a receivable as of October 23, 2005 based on management’s expectations that such amounts will be recovered. In regards to this, subsequent to October 23, 2005, the Company received $250,000 as a partial advance on the recovery of such assets, which was used to repay debt owed to the Company’s principal shareholder.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of the Company’s restaurants. The Company’s South Florida restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in the Company’s South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, the Company’s corporate office was closed for an eight-day period. The Company is in the process of filing insurance claims with respect to its losses, including claims for business interruption. At this time, the Company is unable to determine the amount of any insurance recoveries with respect to its Hurricane Wilma losses.
(13) AGREEMENT AND PLAN OF MERGER
     On November 17, 2005, the Company entered into an agreement and plan of merger (“Merger Agreement”) with Steakhouse Partners, Inc. (“Steakhouse”) pursuant to which Steakhouse will acquire the outstanding common stock of the Company. The merger (the “Merger”) is subject to approval by the Company’s shareholders, and holders of more than a majority of the Company’s outstanding shares have, in connection with the execution of the Merger Agreement, entered into voting agreements to vote their shares in favor of the Merger. The Merger is also subject to the obtaining by Steakhouse of financing sufficient to complete the transaction and other closing conditions, and is expected to close no later than February 15, 2006. As a result of these contingencies, there can be no assurance that the Merger will be completed.
     Under the terms of the Merger Agreement, a subsidiary of Steakhouse will merge with and into the Company. The Company will be the surviving corporation of the Merger and will become a wholly owned subsidiary of Steakhouse. Each share of common stock of the Company, par value $0.03 per share, outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive, net $0.7723 per share, or an aggregate of $23,566,200 (the “Aggregate Consideration Payable to Shareholders”) based on the 30,515,663 shares of Company common stock expected to be outstanding at the effective time, in cash, without interest. The Aggregate Consideration Payable to Shareholders is subject to certain reductions based on maximum amounts of debt to be assumed and transaction expenses due at closing, if applicable. Steakhouse has also agreed to assume certain funded debt and liabilities of the Company. Additionally, at the effective time of the Merger, each outstanding and unexercised option, whether vested or unvested, of Company common stock, will become immediately vested and the holders of such options shall receive consideration as set forth in the Merger Agreement.
     In connection with the Merger Agreement, the Company entered into agreements with Berjaya and Ayman Sabi under which the Company will be obligated to pay them fees of $850,000 and $50,000, respectively, at the closing of the Merger.
     The Company has filed a preliminary proxy statement with the SEC with respect to the meeting of its shareholders to be called to consider and vote upon the Merger.
(14) SUBSEQUENT EVENT
     Subsequent to October 23, 2005, the Company sold its closed property in Columbia, South Carolina, which was recorded as an asset held for sale in the accompanying Condensed Consolidated Balance Sheet. The net proceeds from the sale of $0.4 million were used to repay debt owed to the Company’s principal shareholder. No gain or loss will be recognized on the transaction, since the carrying value of such property on the Company’s books and records at October 23, 2005 was equal to the net proceeds from the sale, after recording a charge of $62,000 during the thirteen weeks ended October 23, 2005 to adjust the carrying value to estimated net realizable value.

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
     Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:
•	Our ability to close the merger with Steakhouse Partners, Inc.;

•	Steakhouse’s satisfaction of the financing contingency that allows them to terminate the merger agreement unless they obtain financing of at least $35 million;

•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to obtain additional debt and/or equity capital to meet our working capital requirements if our cash flow from operations does not satisfy such requirements;

•	Our ability to comply with the terms of our debt instruments, operating leases, capital leases and vendor contracts;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business resulting from having 32 of our 62 current Company-owned restaurants in Florida;

•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets that we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.
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
GENERAL
     We operate, franchise and license high-quality, full-service casual dining restaurants under the name “Roadhouse Grill.” As of October 23, 2005, there were 62 Company-owned Roadhouse Grill restaurants, 32 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have 12 franchised or licensed restaurants. During the twenty six weeks ended October 23, 2005, three restaurants were closed upon the termination of the related leases. Two additional restaurants were closed and remain closed while the properties are marketed for sale. Although there can be no assurance, we expect that the leases related to these properties will terminate upon the sale of the respective properties. In addition, the Company has committed to close two additional restaurants in January 2006 upon the termination of the related leases. Finally, during the twenty six weeks ended October 23, 2005, one of our restaurants was destroyed by Hurricane Katrina.
     During the last few years, our business has been hampered by heavy debt and working capital insufficient to operate our business. We have also experienced a continuing decline in restaurant sales due to, among other issues, our lack of resources to adequately market our restaurants, competition in the markets where we operate, weather conditions and economic conditions generally. Further, we have experienced substantial food cost increases, primarily driven by higher beef prices, only a portion of which we have been able to pass on to our customers. All of these factors have caused us to report significant net losses from operations during the last few years and had a material negative impact on our working capital and cash position.
     During calendar 2005, we have implemented new menus, including a new main menu and a new children’s menu, continued to make additional investments in the recruiting and training of our restaurant managers and directors of operations, implemented new incentive programs for our restaurant employees and directors of operations, taken steps to reduce our costs and attempted to pass a portion of the increased food costs on to our customers. All of these changes are part of an ongoing effort to return our company to profitability. There can be no assurance that we will become profitable in the future.
AGREEMENT AND PLAN OF MERGER
     On November 17, 2005, we entered into an agreement and plan of merger with Steakhouse Partners, Inc. (“Steakhouse”) pursuant to which Steakhouse will acquire our outstanding common stock. The merger is subject to approval by our shareholders, and holders of more than a majority of our outstanding shares have, in connection with the execution of the merger agreement, entered into voting agreements to vote their shares in favor of the merger. The merger is also subject to the obtaining by Steakhouse of financing sufficient to complete the transaction and other closing conditions, and is expected to close no later than February 15, 2006. As a result of these contingencies, there can be no assurance that the merger will be completed. For further information about the merger, see the preliminary proxy statement that we filed with the S.E.C. on December 9, 2005.
LOANS FROM RELATED PARTIES
     In August 2005, we entered into a loan agreement with our majority shareholder under which we have borrowed $1.25 million. In October 2005, we entered into an amended and restated loan agreement with our majority shareholder under which we may borrow up to an additional $2.0 million of which $1.5 million was borrowed by October 23, 2005. Presently, an aggregate of $2.7 million, which reflects additional borrowings and repayments made after October 23, 2005 as described in Notes 12 and 14 of Notes to Condensed Consolidated Financial Statements, is outstanding under these loans and no additional amounts are available for further borrowing. Proceeds were used for working capital. Borrowings under the agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. Any remaining outstanding borrowings must be repaid on March 31, 2006. The loan is secured by a lien on substantially all of our assets.
     In September 2005, our President and Chief Executive Officer loaned us $120,000 on demand, which was used for working capital. This loan is unsecured and bears interest at the rate of 10% per annum.

IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of our South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. We had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. We do not intend to reopen this restaurant. All of our other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in our South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. We have filed insurance claims with respect to our losses, including claims for business interruption. Subsequent to October 23, 2005, we received $250,000 as a partial settlement on our Hurricane Katrina insurance claim. At this time, we are unable to determine the amount of any additional insurance recoveries with respect to its Hurricane Katrina losses.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of our restaurants. The restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in our South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, our corporate office was closed for an eight-day period. We are in the process of filing insurance claims with respect to our losses, including claims for business interruption. At this time, we are unable to determine the amount of any insurance recoveries with respect to our Hurricane Wilma losses.
OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. Restaurant sales generated from lunch and dinner amounted to approximately 27% and 73%, respectively, of restaurant sales during each of the thirteen-week periods ended October 23, 2005 and October 24, 2004. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in each of the second fiscal quarters of 2006 and 2005. Franchise and management fees during the thirteen weeks ended October 23, 2005 and October 24, 2004 accounted for less than 1% of our revenues.
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
     Of the 62 Company-owned restaurants operating as of October 23, 2005, the most recent was opened in June 2003. Two restaurants were closed during the thirteen weeks ended October 23, 2005 and one was closed in the previous fiscal quarter in conjunction with the termination of the related leases. During the thirteen weeks ended October 23 2005, two additional restaurants were closed and remain closed while the properties are marketed for sale. Although there can be no assurance, we expect that the leases related to these properties will terminate upon the sale of the respective properties. In addition, we have committed to close two additional restaurants in January 2006 upon the termination of the related leases. We closed these seven restaurants because they were underperforming from a financial standpoint and we determined that it would be better to focus our management time and attention and our available resources on our better performing restaurants. Finally, one of our restaurants was destroyed by Hurricane Katrina and one additional restaurant was closed in early 2005 upon the termination of the related lease. No additional Company-owned restaurants are currently expected to open in fiscal year 2006. We also have 12 franchised or licensed restaurants.
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
DISCONTINUED OPERATIONS
     As discussed above, we committed to a formal plan for disposal of nine of our restaurants. As a result, we have adopted discontinued operations accounting treatment for these nine restaurants, which requires separation of financial results for such discontinued operations from those of the remaining continuing operations. In conjunction with such accounting treatment, we have recorded a charge of $528,000 during the thirteen weeks ended October 23, 2005 relating to the estimated loss on disposal of these restaurants.

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
INTANGIBLE ASSETS
     We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of October 23, 2005, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.3 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 23, 2005, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of our goodwill in fiscal 2006 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.
USE OF ESTIMATES
     The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Amounts reported in our Condensed Consolidated Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by us, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received, the estimated costs to be incurred in relation to the disposal and run-off of discontinued operations and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We constantly re-evaluate these significant factors and make adjustments to estimates where facts and circumstances dictate.
     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Condensed Consolidated Balance Sheet. As of October 23, 2005 and October 24, 2004 total recorded insurance reserves were $1.5 million and $1.6 million, respectively, which are included in accrued expenses on the accompanying balance sheet.
     In addition, asset impairment charges and the estimated costs associated with discontinued operations are primarily based on the amount of future cash flows estimated to be realized relating to the impaired assets or restaurants including any obligations estimated to be incurred. The assumptions used, particularly in regard to estimates of future cash flows to be realized relating to impaired or potentially impaired assets, are critical in assessing a potential impairment and, if any, estimating the amount of the impairment. These assumptions require consideration and projection of future trends in key operating ratios and the timing and impact of possible changes in operations relating to specific assets. Changes in these assumptions could have a material impact on the timing and amount of possible asset impairments and therefore on our results of operations.

RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	33.5	35.5	33.9	35.7
Labor and benefits	35.2	32.9	34.4	32.4
Occupancy and other	29.1	26.2	27.0	25.5

Total cost of restaurant sales	97.8	94.6	95.3	93.6

Depreciation and amortization	5.1	4.7	4.8	4.8
General and administrative expenses	7.1	5.7	6.9	5.5

Total operating expenses	110.0	105.0	107.0	103.9

Operating loss	(10.0)	(5.0)	(7.0)	(3.9)
Other (expense) income:

Loss on sale/disposal of fixed assets	—	—	—	—
Gain on extinguishment of debt	—	25.2	—	12.1
Interest expense, net	(1.2)	(1.6)	(1.0)	(2.0)

Total other (expense) income	(1.2)	23.6	(1.0)	10.1

(Loss) income from continuing operations before income taxes	(11.2)	18.6	(8.0)	6.2
Income tax	—	—	—	—

(Loss) income from continuing operations	(11.2)%	18.6%	(8.0)%	6.2%

The following table sets forth for the periods indicated certain restaurant data:
RESTAURANT DATA:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 23,	October 24,	October 23,	October 24,
	2005	2004	2005	2004
Company-owned restaurants:
Beginning of period	67	69	68	69
Opened	—	—	—	—
Closed	5	—	6	—

End of period	62	69	62	69

Franchised and licensed restaurants:
Beginning of period	12	11	12	11
Opened	—	—	—	—
Closed	—	—	—	—

End of period	12	11	12	11

Total restaurants:
Beginning of period	79	80	80	80
Opened	—	—	—	—
Closed	5	—	6	—

End of Period	74	80	74	80

THIRTEEN WEEKS ENDED OCTOBER 23, 2005 (“FISCAL YEAR 2006 SECOND QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 24, 2004 (“FISCAL YEAR 2005 SECOND QUARTER”)
     Total revenues. Total revenues decreased $2.0 million, or 7.1%, from $28.2 million for Fiscal Year 2005 Second Quarter to $26.2 million for Fiscal Year 2006 Second Quarter. This decrease is primarily attributable to a reduction in sales at comparable restaurants. Sales at comparable restaurants for Fiscal Year 2006 Second Quarter decreased 6.9% compared with sales for Fiscal Year 2005 Second Quarter. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting primarily from the menu price changes described below that were implemented in March 2005. Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2006 Second Quarter and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. A restaurant is considered comparable after its first 18 months of operation.
     Food and beverage. Food and beverage costs decreased $1.2 million, or 12.0%, to $8.8 million for Fiscal Year 2006 Second Quarter, from $10.0 million for Fiscal Year 2005 Second Quarter. As a percentage of revenues, food and beverage costs decreased by 2.0% to 33.5% for Fiscal Year 2006 Second Quarter from 35.5% for Fiscal Year 2005 Second Quarter. The decrease in dollars was impacted by the reduction in revenue. The decrease as a percentage of revenues is primarily attributable to the impact of changes in our main menu that were implemented in March 2005. The updated main menu included changes in certain plate presentations and recipes as well as both the introduction of selected new menu offerings and the elimination of certain items from the previous menu that did not generate sufficient sales volume. The menu also included a price increase of approximately 2% based on the current sales mix. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our new menu and advertising materials. Management will continue to evaluate and implement changes designed to reduce overall food costs. However, there can be no assurances that such initiatives will continue to be effective in reducing our food costs.
     Labor and benefits. Labor and benefits costs decreased $0.1 million, or 1.1%, to $9.2 million for Fiscal Year 2006 Second Quarter, from $9.3 million for Fiscal Year 2005 Second Quarter. As a percentage of revenues, labor and benefits costs increased to 35.2% for Fiscal Year 2006 Second Quarter from 32.9% for Fiscal Year 2005 Second Quarter. The decrease in dollars is attributable to a reduction in workers’ compensation costs and the decline in revenues, partially offset by the impact of changes in minimum wage implemented in the state of Florida in May 2005. The increase in labor and benefits as a percentage of revenues is primarily attributable to the impact of changes in minimum wage and the fixed nature of a significant portion of our labor and benefits compared to reduced revenues.

     Occupancy and other. Occupancy and other costs increased $0.2 million, or 2.7%, to $7.6 million for Fiscal Year 2006 Second Quarter, from $7.4 million for Fiscal Year 2005 Second Quarter. As a percentage of revenues, occupancy and other was 29.1% for Fiscal Year 2006 Second Quarter compared to 26.2% for Fiscal Year 2005 Second Quarter. The increase in both dollars and as a percentage of revenues is attributable to increased rent expense resulting from the sale and leaseback transaction completed in August 2004 and increased utilities expense, partially offset by costs associated with equipment operating leases that expired during these periods. The increase as a percentage of revenues is also attributable to the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense was $1.3 million during each of the Fiscal Year 2006 Second Quarter and the Fiscal Year 2005 Second Quarter. As a percentage of revenues, depreciation and amortization expense increased 0.4% to 5.1% from 4.7% during these periods. The increase as a percentage of revenues is due to the relatively fixed nature of depreciation and amortization compared to reduced revenues.
     General and administrative. General and administrative costs increased $0.3 million, or 18.8%, to $1.9 million for the Fiscal Year 2006 Second Quarter, from $1.6 million for the Fiscal Year 2005 Second Quarter. As a percentage of revenues, general and administrative costs increased 1.4% from 5.7% for Fiscal Year 2005 Second Quarter to 7.1% for Fiscal Year 2006 Second Quarter. The increase, both in dollars and as a percentage of revenues, is primarily due to increased bank fees and costs associated with the investment banking process as well as the non-recurring bad debt recovery realized during the Fiscal Year 2005 Second Quarter, partially offset by a reduction in legal and professional fees. The increase as a percentage of revenues is also attributable to the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Gain on extinguishment of debt. During the thirteen weeks ended October 24, 2004, we recognized a $7.1 million gain relating to the repayment of debt at a discounted amount resulting from the use of a portion of the net proceeds of the sale/leaseback of 11 properties. See discussion above.
     Interest expense, net. Total interest expense decreased $0.2 million, or 40.0%, to $0.3 million for Fiscal Year 2006 Second Quarter, from $0.5 million for Fiscal Year 2005 Second Quarter. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the August 2004 sale/leaseback transaction.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2006 Second Quarter or Fiscal Year 2005 Second Quarter because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $0.3 million to $0.3 million for Fiscal Year 2006 Second Quarter, from $0.6 million for Fiscal Year 2005 Second Quarter due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. During the Fiscal Year 2006 Second Quarter, we recorded a loss from disposal of discontinued restaurants in the amount of $0.5 million. We did not record a loss from disposal of discontinued restaurants during the Fiscal Year 2005 Second Quarter. See further discussion above.
TWENTY SIX WEEKS ENDED OCTOBER 23, 2005 (“FISCAL YEAR 2006 FIRST AND SECOND QUARTERS”) COMPARED TO THE TWENTY SIX WEEKS ENDED OCTOBER 24, 2004 (“FISCAL YEAR 2005 FIRST AND SECOND QUARTERS”)
     Total revenues. Total revenues decreased $2.8 million, or 4.8%, from $58.6 million for Fiscal Year 2005 First and Second Quarters to $55.8 million for Fiscal Year 2006 First and Second Quarters. This decrease is primarily attributable to a reduction in sales at comparable restaurants. Sales at comparable restaurants for Fiscal Year 2006 First and Second Quarters decreased 4.8% compared with sales for Fiscal Year 2005 First and Second Quarters. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting primarily from the menu price changes described below that were implemented in March 2005. Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2006 Second Quarter and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. A restaurant is considered comparable after its first 18 months of operation.
     Food and beverage. Food and beverage costs decreased $2.1 million, or 10.0%, to $18.9 million for Fiscal Year 2006 First and Second Quarters, from $21.0 million for Fiscal Year 2005 First and Second Quarters. As a percentage of revenues, food and beverage costs decreased by 1.8% to 33.9% for Fiscal Year 2006 First and Second Quarters from 35.7% for Fiscal Year 2005 First and Second Quarters. The decrease in dollars was impacted by the reduction in revenue. The decrease as a percentage of revenues is primarily attributable to the impact of changes in our main menu that were implemented in March 2005. The updated main menu included changes in certain plate presentations and recipes as well as both the introduction of selected new menu offerings and the elimination of certain items from the previous menu that did not generate sufficient sales volume. The menu also included a price increase of approximately 2% based on the current sales mix. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our new menu and advertising materials. Management will continue to evaluate and implement changes designed to reduce overall food costs. However, there can be no assurances that such initiatives will continue to be effective in reducing our food costs.
     Labor and benefits. Labor and benefits costs increased $0.2 million, or 1.1%, to $19.2 million for Fiscal Year 2006 First and Second Quarters, from $19.0 million for Fiscal Year 2005 First and Second Quarters. As a percentage of revenues, labor and benefits costs increased to 34.4% for Fiscal Year 2006 First and Second Quarters from 32.4% for Fiscal Year 2005 First and Second Quarters. The increase in both dollars and as a percentage of revenues is primarily attributable to the impact of changes in minimum wage implemented in the state of Florida in May 2005 and increases in costs associated with our group health insurance plan, partially offset by a reduction in workers’ compensation costs. The increase as a percentage of revenues is also attributable to the decline in revenues and the fixed nature of a significant portion of our labor and benefits.
     Occupancy and other. Occupancy and other costs increased $0.2 million, or 1.3%, to $15.1 million for Fiscal Year 2006 First and Second Quarters, from $14.9 million for Fiscal Year 2005 First and Second Quarters. As a percentage of revenues, occupancy and other was 27.0% for Fiscal Year 2006 First and Second Quarters compared to 25.5% for Fiscal Year 2005 First and Second Quarters. The increase in both dollars and as a percentage of revenues is attributable to increased rent expense resulting from the sale and leaseback transaction completed in August 2004 and increased utilities expense, partially offset by reduced marketing expense and costs associated with equipment operating leases that expired during these periods. The increase as a percentage of revenues is also attributable to the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues. Marketing expense for Fiscal Year 2006 First and Second Quarters was $1.1 million, compared to $1.4 million for Fiscal Year 2005 First and Second Quarters.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 3.6%, to $2.7 million for the Fiscal Year 2006 First and Second Quarters, from $2.8 million for the Fiscal Year 2005 First and Second Quarters. As a percentage of revenues, depreciation and amortization expense was 4.8% during each of these periods. The decrease in dollars is due to certain equipment becoming fully depreciated during the period, the sale and leaseback transaction of the 11 properties in August 2004, and asset impairments recorded in fiscal year 2005 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.
     General and administrative. General and administrative costs increased $0.6 million, or 18.2%, to $3.9 million for the Fiscal Year 2006 First and Second Quarters, from $3.3 million for the Fiscal Year 2005 First and Second Quarters. As a percentage of revenues, general and administrative costs increased 1.4% from 5.5% for Fiscal Year 2005 First and Second Quarters to 6.9% for Fiscal Year 2006 First and Second Quarters. The

increase, both in dollars and as a percentage of revenues, is primarily due to increased bank fees and costs associated with the investment banking process as well as the non-recurring bad debt recovery realized during the Fiscal Year 2005 Second Quarter, partially offset by a reduction in legal and professional fees. The increase as a percentage of revenues is also attributable to the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Gain on extinguishment of debt. During the twenty six weeks ended October 24, 2004, we recognized a $7.1 million gain relating to the repayment of debt at a discounted amount resulting from the use of a portion of the net proceeds of the sale/leaseback of 11 properties. See discussion above.
     Interest expense, net. Total interest expense decreased $0.7 million, or 58.3%, to $0.5 million for Fiscal Year 2006 First and Second Quarters, from $1.2 million for Fiscal Year 2005 First and Second Quarters. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the August 2004 sale/leaseback transaction.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2006 First and Second Quarters or Fiscal Year 2005 First and Second Quarters because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $0.4 million to $0.8 million for Fiscal Year 2006 First and Second Quarters, from $1.2 million for Fiscal Year 2005 First and Second Quarters due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. During the Fiscal Year 2006 First and Second Quarters, we recorded a loss from disposal of discontinued restaurants in the amount of $0.5 million. We did not record a loss from disposal of discontinued restaurants during the Fiscal Year 2005 First and Second Quarters. See further discussion above.
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
     Fiscal 2006 revenue. As discussed above, no new restaurants are currently being developed for fiscal 2006. All 62 of our restaurants will qualify as comparable restaurants during fiscal 2006. As discussed above, fiscal 2005 revenues were significantly adversely impacted by four hurricanes that occurred in certain of the markets in which we operate, particularly the state of Florida. Excluding the estimated effects of the hurricanes on fiscal 2005, sales from comparable restaurants for all stores open at that time declined 4.9% during the fiscal year. Management intended to use a portion of the net proceeds received from the August 2004 sale/leaseback of 11 properties to invest in additional marketing for its restaurants, in an effort to improve future revenues. However, the financial impact of the hurricanes as well as the continued decline in sales required us to use these net proceeds, after debt payments, for working capital purposes. Following the sale/leaseback, management has developed and implemented certain programs, including a new local restaurant marketing program, a modified incentive compensation program for our employees and changes in the hiring and training of restaurant employees. In addition, management developed a new menu insert that included the introduction of certain new menu items. Management has also developed a new children’s menu and main menu with enhanced features and new menu items, which were introduced in our restaurants in February and March 2005, respectively. While management has seen certain improvements in our operations from these new programs, including improved traffic in our restaurants, higher average checks, lower employee turnover and improved store execution, there can be no assurance as to whether these changes will ultimately result in increased sales or profitability. During the second quarter of fiscal 2006 and third quarter-to-date, we have experienced additional weather related sales impacts from Hurricanes Katrina and Wilma as well as the impact of economic conditions attributable in large part to high gas prices. Most recently, we have seen sales trends increase as the impact of these factors has decreased and our seasonal impacts related to Florida tourism have begun to occur. Based on the above, management currently expects that the negative same restaurant sales trend it has experienced in recent years will improve, exclusive of the impact of any restaurants closed during the fiscal year.
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
     Food and beverage costs. Similar to many competing restaurant concepts, we experienced a significant increase in food and beverage costs during fiscal 2004, which continued into fiscal 2005. This increase was primarily caused by the instances of Mad Cow Disease that were reported in Canada and the United States in 2003, which caused a significant increase in meat and dairy costs. Management has taken actions in an attempt to reduce the impact of these events, including enhancing our menu, in part, to promote certain non-meat menu items, implementing menu price increases, negotiating arrangements to purchase certain meat products at fixed rates during fiscal 2005 and targeting certain marketing initiatives in an attempt to change our sales mix and increase sales of lower cost food items. In addition, in March 2005, we introduced a new main menu into our restaurants that included changes in menu offerings and plate presentations that are expected to result in a reduction in food costs. Management is also continuing its initiatives to further reduce food costs as described above and has continued to see declines in the prices of many of our food products. Management cannot predict the duration of these cost increases or further impacts that may occur as a result of these events. However, it is presently anticipated that food and beverage costs for fiscal 2006 will decline by approximately 2% of revenues as compared to fiscal 2005.
     Labor and benefits. We experienced a decrease in labor and benefits costs in fiscal 2004 as a percent of revenues as compared to fiscal 2003. This decrease resulted from improved management of hourly labor, a decrease in the cost of providing medical benefits to employees due to plan design changes implemented in June 2003 and a decrease in the cost of workers’ compensation insurance due to a change to a guaranteed cost insurance program in January 2003 as compared to the significant claims incurred in fiscal 2003 under the previous self funded program. However, due to the decline in revenues during fiscal 2005 as compared to fiscal 2004 and the generally fixed nature of labor and benefits, these costs increased slightly to 32.4% of revenues in fiscal 2005 from 32.3% of revenues in fiscal 2004 for all restaurants open at that time. This increase has been partially offset by further reductions in workers’ compensation and group health insurance expense. Management currently expects labor and benefit costs as a percentage of revenues to increase approximately 2% of revenues in fiscal 2006 compared to fiscal 2005 due primarily to the impact of recent amendments to minimum wage regulations in certain of the states in which we operate (Florida and New York), changes in the compensation paid to restaurant employees, a slight increase in workers’ compensation insurance costs and the impact of the recent trend in revenues.
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
     Depreciation and amortization. Management currently expects that total depreciation and amortization expense will continue to decline slightly in fiscal 2006 as compared to fiscal 2005 due to the sale and leaseback transaction entered into in August

2004, the impairment of assets at the end of fiscal 2005 and the volume of assets that have or will become fully depreciated during fiscal 2005 and fiscal 2006.
     General and administrative expenses. Management currently expects that general and administrative expenses will increase in fiscal 2006 compared to fiscal 2005 due to increased costs associated with the investment banking process, increased bank fees and a non-recurring bad debt recovery that had been realized in the prior year.
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
     Interest expense, net. Based on the current debt and capital lease obligations outstanding and the significant debt payments made in fiscal 2005 including the payments made in connection with the sale and leaseback transaction, we presently anticipate that interest expense will decrease significantly in fiscal 2006 compared to fiscal 2005 and will total approximately $0.3 million to $0.4 million per quarter in fiscal 2006.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Note 4 to the Condensed Consolidated Financial Statements for a description of our current outstanding debt obligations. As of October 23, 2005, total minimum payments required under our note and lease obligations in 2006, including interest thereon, were $17.7 million.

     The following table summarizes our future contractual cash obligations for the remainder of fiscal 2006, each of the next four fiscal years and thereafter as of October 23, 2005 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$4,014	$2,375	$939	$16	$7	$—	$7,351
Interest	259	128	19	1	—	—	407

Total	4,273	2,503	958	17	7	—	7,758

Capital lease debt:
Principal	612	1,130	429	341	343	1,052	3,907
Interest	137	230	198	168	135	223	1,091

Total	749	1,360	627	509	478	1,275	4,998

Operating leases	5,093	9,087	8,595	8,077	7,605	69,721	108,178

Other commitments	259	205	140	142	168	—	914

Total	$10,374	$13,155	$10,320	$8,745	$8,258	$70,996	$121,848

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by us or by our creditors, or agreements may be modified as warranted by changes in business or operational needs.
     During the thirteen weeks ended October 23, 2005, our primary source of working capital was cash from operations and loans from our principal shareholders. The current balance of loans due from our principal shareholders is $2,831,000. See Note 11 of Notes to our Condensed Consolidated Financial Statements.
     On August 6, 2004, we entered into a sale/leaseback for 11 restaurant properties with Sovereign. The sale price for the 11 properties was $21.8 million. The properties have been leased back under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the sale to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million) and to pay transaction expenses relating to the sale/leaseback. The net gain from the debt repayment is reflected in our consolidated statement of operations for the fiscal year ended April 24, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the consolidated balance sheet as of October 23, 2005 and is being recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes, including working capital to meet our ordinary course expenses.
     We expect that our primary source of working capital for future periods will be cash flow from operations and possible additional debt and/or equity financing.
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
     We require significant working capital to operate our business. Although there can be no assurance, if we meet our business plan in all material respects, we expect to have sufficient working capital to meet our obligations during the remainder of fiscal 2006. Factors that could cause us to not meet our business plan for the balance of fiscal 2006 could include unforeseen events such as material food cost increases, significant decreases in customer volume, or other unforeseen factors. However, if cash generated from our operations and other possible sources described above are insufficient to fund our financial commitments, including the loan payable to the Company’s principal shareholder that is payable on March 31, 2006, and working capital requirements, of which there can be no assurance, we will have to obtain additional capital from debt or equity financing sources. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to us, or at all. In the event we are unable to secure needed additional financing, it would likely have a material adverse effect upon our business, results of operations or financial condition, which could result in a curtailment of operations.
SUMMARY OF CASH FLOWS
     Cash used in operating activities during the twenty six weeks ended October 23, 2005 was $0.7 million, compared with $0.6 million used in operating activities during the twenty six weeks ended October 24, 2004. The primary sources of cash for the twenty six weeks ended October 23, 2005 were cash generated from operations and from the collection of insurance proceeds from the hurricane claim. See Note 10 of Notes to Condensed Consolidated Financial Statements. The primary sources of cash for the twenty six weeks ended October 24, 2004 were the net cash generated from operations excluding non-cash expenses such as depreciation and amortization and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company. The primary use of cash during each of the twenty six weeks ended October 23, 2005 and October 24, 2004 was cash used to support operations.
     Cash used in investing activities was $0.7 million during the twenty six weeks ended October 23, 2005, compared to $20.0 million provided by investing activities during the twenty six weeks ended October 24, 2004. Cash used by investing activities during each period consisted of purchases of property and equipment. During the twenty six weeks ended October 24, 2004, we received $20.6 million relating to proceeds from the sale leaseback transaction in August 2004.
     Cash provided by financing activities during the twenty six weeks ended October 23, 2005 was $0.9 million, compared to $19.2 million used in financing activities during the thirteen weeks ended October 24, 2004. Cash provided by financing activities during the twenty six weeks ended October 23, 2005 related to the proceeds of borrowings from related parties. See Note 11 of Notes to Condensed Consolidated Financial Statements. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations, including early debt payments from proceeds of the sale/leaseback transaction during the twenty six weeks ended October 24, 2004.
CAPITAL EXPENDITURES
     We did not open any new restaurants during the thirteen weeks ended October 23, 2005 or October 24, 2004. We do not currently have any additional Company-owned restaurants under development for fiscal year 2006 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, we will not be able to open additional restaurants.
SEASONALITY AND QUARTERLY RESULTS
     Our operating results fluctuate seasonally because of our geographic concentration. Of the 62 restaurants currently owned and operated by us, 32 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods.
     In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward Looking Statements.
IMPACT OF INFLATION
     The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In that regard, the Florida Constitution and state regulations of New York were recently amended to increase the minimum wage payable to Florida and New York employees. These changes in New York and Florida were effective in January and May, 2005, respectively. Additional changes are scheduled to go into effect in both of these states on January 1, 2006. Management believes that the impact of changes in the minimum wage laws will be offset by other changes in our operations, as described in the Form 10-K and in this report.
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
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 23, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the thirteen weeks ended October 23, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the thirteen weeks ended October 23, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the thirteen weeks ended October 23, 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No actions were submitted to a vote of our shareholders during the second quarter of fiscal 2006.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a)	Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated November 17, 2005, among the Company, Steakhouse Partners and RGI Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005).

4.1	Stock Warrant Certificate, dated October 6, 2005 (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2005).

4.2	Amendment to Stock Warrant Certificate, dated November 17, 2005.

10.1	Amended and Restated Loan Agreement dated October 6, 2005 by and between the Company and Berjaya (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2005).

10.2	Amended and Restated Security Agreement dated October 6, 2005 between Berjaya and the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2005).

10.3	Demand Promissory Note dated September 23, 2005 by the Company in favor of Ayman Sabi (incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2005).

10.4	Letter Agreement between Berjaya and the Company dated November 17, 2005 regarding Amended and Restated Loan Agreement.

10.5	Letter Agreement between Berjaya and the Company dated November 17, 2005 regarding the Merger.

10.6	Letter Agreement between Ayman Sabi and the Company dated November 17, 2005 regarding the Merger.

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley

Exhibit
Number	Description

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December, 2005.

ROADHOUSE GRILL, INC.
By:	/s/ Michael C. Brant
Michael C. Brant
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)