Form 10-Q
period 2006-01-22
ROADHOUSE GRILL INC
filed 2006-06-21
CIK 1019376

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Thirteen Weeks Ended January 22, 2006
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
COMMON STOCK, PAR VALUE $0.03 PER SHARE
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of June 19, 2006 was 29,220,663.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-Q
THIRTEEN WEEKS ENDED JANUARY 22, 2006

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 22, 2006 and APRIL 24, 2005
(Dollars in thousands, except per share data)

	January 22, 2006	April 24, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$714	$810
Accounts receivable, net of allowance for doubtful accounts of $225 and $205 at January 22, 2006 and April 24, 2005, respectively	982	970
Inventory	967	1,048
Prepaid expenses	705	1,062

Total current assets	3,368	3,890
Property & equipment, net of accumulated depreciation of $52,844 and $52,804 at January 22, 2006 and April 24, 2005, respectively	20,699	24,593
Asset held for sale	—	465
Intangible assets, net of accumulated amortization of $775 and $861 at January 22, 2006 and April 24, 2005, respectively	1,647	1,801
Other assets	1,366	965

Total assets	$27,080	$31,714

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,405	$5,443
Accrued expenses	8,790	6,093
Unearned revenue	1,419	2,044
Current portion of long-term debt	5,642	2,259
Current portion of capital lease obligations	1,331	1,325

Total current liabilities	24,587	17,164
Long-term debt	1,592	3,338
Capital lease obligations	2,484	3,275
Long-term portion of unearned revenue	1,669	2,207
Non-current deferred rent	3,312	3,344

Total liabilities	33,644	29,328

Shareholders’ equity:
Common stock $0.03 par value. Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	55,991	55,972
Accumulated deficit	(63,432)	(54,463)

Total shareholders’ equity	(6,564)	2,386

Total liabilities and shareholders’ equity	$27,080	$31,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY NINE WEEKS ENDED JANUARY 22, 2006 AND JANUARY 23, 2005
(Unaudited, dollars in thousands, except per share data)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 22, 2006	January 23, 2005	January 22, 2006	January 23, 2005
Total revenues	$27,566	$28,874	$83,373	$87,507

Restaurant operating expenses:
Cost of restaurant sales:

Food and beverage	9,050	10,434	27,963	31,390

Labor and benefits	9,475	9,786	28,660	28,771

Occupancy and other	7,671	7,278	22,753	22,180

Total cost of restaurant sales	26,196	27,498	79,376	82,341

Depreciation and amortization	1,378	1,568	4,076	4,407

General and administrative expenses	1,807	1,666	5,662	4,917

Asset Impairment	602	157	602	157

Total operating expenses	29,983	30,889	89,716	91,822

Operating loss	(2,417)	(2,015)	(6,343)	(4,315)
Other (expense) income:

Loss on sale/disposal of fixed assets	(3)	(9)	(14)	(16)

Gain on extinguishment of debt	—	—	—	7,102

Interest expense, net	(348)	(188)	(887)	(1,356)

Total other (expense) income	(351)	(197)	(901)	5,730

(Loss) income from continuing operations before income taxes	(2,768)	(2,212)	(7,244)	1,415

Income tax benefit	—	—	—	—

(Loss) income from continuing operations	(2,768)	(2,212)	(7,244)	1,415

Discontinued operations:

Loss from operations of discontinued restaurants (less applicable income taxes of $0)	(165)	(666)	(941)	(1,830)

Loss on disposal of discontinued restaurants, including provision of $100 for operating losses during phase-out period (less applicable income taxes of $0)	(256)	—	(784)	—

Net loss	$(3,189)	$(2,878)	$(8,969)	$(415)

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 22, 2006	January 23, 2005	January 22, 2006	January 23, 2005
Basic earnings per share:

Net (loss) income from continuing operations	$(0.09)	$(0.08)	$(0.25)	$0.05

Net loss from discontinued operations	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Net loss	$(0.11)	$(0.10)	$(0.31)	$(0.01)

Diluted earnings per share:

Net (loss) income from continuing operations	$(0.09)	$(0.08)	$(0.25)	$0.05

Net loss from discontinued operations	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Net loss	$(0.11)	$(0.10)	$(0.31)	$(0.01)

Weighted average common shares Outstanding	29,220,663	29,220,663	29,220,663	29,220,663

Weighted average common shares and share Equivalents outstanding — assuming dilution	29,220,663	29,220,663	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THIRTY NINE WEEKS ENDED JANUARY 22, 2006
(Unaudited, dollars in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 24, 2005	29,220,663	$877	$55,972	$(54,463)	$2,386
Net loss	—	—	—	(8,969)	(8,969)
Vesting of stock options	—	—	19	—	19

Balance January 22, 2006	29,220,663	$877	$55,991	$(63,432)	$(6,564)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY NINE WEEKS ENDED JANUARY 22, 2006 AND JANUARY 23, 2005
(Unaudited, dollars in thousands)

	January 22, 2006	January 23, 2005
Cash flows from operating activities:
Net (loss) income	$(8,969)	$(415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,168	4,684
Asset impairment	602	157
Stock option expense	19	19
Net loss on sale/disposal of fixed assets	14	16
Net loss on disposal of discontinued operations	784	—
Bad debt expense	20	—
Gain on extinguishment of debt	—	(7,102)
Cash used for reorganization items	—	(6)

Changes in assets and liabilities:
Increase in accounts receivable	(12)	(45)
Decrease in income tax receivable	—	69
Decrease (increase) in inventory	81	(72)
Decrease in prepaid expenses	357	266
Increase in other assets	(174)	(92)
Increase (decrease) in accounts payable	1,956	(862)
Decrease in restructuring accrual	—	(3)
(Decrease) increase in unearned revenue	(1,163)	2,283
Increase in accrued expenses	2,663	1,133

Net cash provided by operating activities	346	230

Cash flows from investing activities:
Net proceeds from sales of property and equipment	1	20,574
Purchases of property and equipment	(915)	(852)

Net cash (used in) provided by investing activities	(914)	19,722

Cash flows from financing activities:
Borrowings under debt agreements	4,020	—
Repayment of long-term debt	(2,383)	(18,992)
Payments on capital lease obligations	(1,165)	(1,297)

Net cash provided by (used in) financing activities	472	(20,289)

(Decrease) in cash and cash equivalents	(96)	(337)
Cash and cash equivalents at beginning of period	810	1,181

Cash and cash equivalents at end of period	$714	$844

Supplementary disclosures:

Interest paid	$844	$1,266

Income taxes paid	$75	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name including to entities in Italy, Brazil and Malaysia. The Company opened its first restaurant in Pembroke Pines, Florida (a city in the greater Ft. Lauderdale area) in 1993. As of January 22, 2006, there were 60 Company-owned Roadhouse Grill restaurants, 31 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. During each of the thirteen weeks ended January 22, 2006 and October 23, 2005, two restaurants were closed upon the termination of the related leases. Two additional restaurants were closed during the thirteen weeks ended October 23, 2005 while the properties were marketed for sale. Although there can be no assurance, the leases related to these two properties will terminate upon the sale of the respective properties. The Company closed these six restaurants, as well as another unit during fiscal 2006, because they were underperforming from a financial standpoint and the Company determined that it would be better to focus its management time and attention and its available resources on its better performing restaurants. Finally, during the thirty nine weeks ended January 22, 2006, one of the Company’s restaurants located in Biloxi, Mississippi was destroyed by Hurricane Katrina. Subsequent to January 22, 2006, one additional restaurant was closed in conjunction with the expiration of the related lease.
     As discussed above, the Company committed to a formal plan for disposal of seven of its restaurants during the thirty nine weeks ended January 22, 2006. Additionally, the Company has determined that it will not rebuild the restaurant that was destroyed by Hurricane Katrina and exited one additional location upon the expiration of the related lease in March 2005. As a result, the Company has adopted discontinued operations accounting treatment for these nine restaurants, which requires separation of financial results for such discontinued operations from those of the remaining continuing operations. In conjunction with such accounting treatment, the Company has recorded a charge of $0.8 million during the thirty nine weeks ended January 22, 2006 relating to the estimated loss on disposal of these restaurants. Revenues for these restaurants were $0.4 million and $3.3 million for the thirteen and thirty nine weeks ended January 22, 2006, respectively.
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

     On November 17, 2005, the Company entered into a merger agreement (the “Merger”) with Steakhouse Partners, Inc. (“Steakhouse”). The Merger was subject, among other matters, to the obtaining by Steakhouse of financing sufficient to complete the transaction. However, Steakhouse was not able to obtain the financing necessary to complete the Merger and, as a result, on March 14, 2006 the Company terminated the Merger. On March 15, 2006, the Company announced that its Board of Directors would continue to explore strategic options that might be available and that the Company continues to have the financial support of its principal shareholders, including the Berjaya Group. In that regard, the Company continues to be advised with respect to its strategic planning process by the investment banking firm of J. H. Chapman Group, L.L.C.
     The Company’s ability to meet its operating expenses as they come due, including its ability to service its debt and pay its capital and operating lease obligations, is dependent on the Company’s ability to obtain additional financing as well as its ability to meet its business plan for fiscal 2006 and beyond, of which there can be no assurance. In that regard, the Company recently obtained loans from two principal shareholders (Note 11). If the Company is unable to secure additional required financing from its principal shareholders or other sources and/or successfully complete a financing or sale transaction in its investment banking process, it will likely have a material adverse effect upon the Company’s business, results of operations or financial condition and the Company could be forced to cease operations.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     See the Company’s Annual Report on Form 10-K for the fifty-two weeks ended April 24, 2005 for a summary of significant accounting policies.
(3) LIQUIDITY
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of January 22, 2006, total minimum payments required under the Company’s note and lease obligations in 2006, including interest thereon, were $14.6 million (see the discussion below regarding the Company’s total contractual cash obligations).
     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of 11 restaurant properties that were previously owned. See Note 9 for information regarding the sale/leaseback transaction.
     During the thirteen weeks ended January 22, 2006, the Company’s primary sources of working capital were loans from its principal shareholders to support its operations and proceeds from insurance claims. (See Notes 11 and 12).
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
     As discussed above, the Company is currently exploring strategic alternatives that may be available. However, in order to continue to meet its obligations, the Company will need an infusion of debt or equity capital. The failure of the Company to obtain the working capital required to fund its continuing operations will likely have a material adverse effect on the Company’s future financial position and/or results of operations and could result in the curtailment of operations.
     The following table summarizes the Company’s future contractual cash obligations for the remainder of fiscal 2006, each of the next four fiscal years and thereafter as of January 22, 2006 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$3,903	$2,369	$939	$16	$7	$—	$7,234
Interest	198	128	19	1	—	—	465

Total	4,101	2,497	958	17	7	—	7,580

Capital lease debt:
Principal	384	1,266	429	341	343	1,052	3,815
Interest	67	230	198	168	135	223	1,021

Total	451	1,496	627	509	478	1,275	4,836

Operating leases	2,409	8,974	8,595	8,077	7,605	69,721	105,381

Other commitments	158	285	140	142	168	—	893

Total	$7,119	$13,252	$10,320	$8,745	$8,258	$70,996	$118,690

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs.

(4) LONG-TERM DEBT
     As of January 22, 2006 and April 24, 2005, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	January 22, 2006		April 24, 2005
	Non-		Non-
	Current	Current	Current	Current
	Portion	Portion	Portion	Portion
Unsecured note due various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007.	$210	$651	$702	$627

Unsecured note due Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007.	916	1,170	1,799	1,127

Other unsecured notes due various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40.	466	490	837	505

Unsecured demand note due to Ayman Sabi (President and Chief Executive Officer) bearing interest at 10%.	—	120	—	—

Secured note due Berjaya Group (Cayman) Limited (majority shareholder), bearing interest at 10%. Full payment is due upon certain events including a change of control of the Company.	—	3,211	—	—

Total long-term debt	$1,592	$5,642	$3,338	$2,259

     During the thirty nine weeks ended January 22, 2006, the Company entered into an amended and restated loan agreement with its principal shareholder, Berjaya Group (Cayman) Limited. As of January 22, 2006, the Company had borrowed $3.2 million from Berjaya, which represents the full amount available under the loan agreement. In March 2006, the loan agreement was amended to provide for additional borrowings of up to $0.8 million, thereby increasing the total amount of the loan to up to $4.0 million. In May 2006, the loan agreement was further amended to allow for an additional $800,000 in borrowings, thereby increasing the total amount of the loan to up to $4.8 million. Presently, the full amount of the loan has been borrowed and is outstanding. The loan matures on June 30, 2006, at which time all accrued interest is required to be paid. Outstanding principal borrowings are payable upon certain events or transactions including a change of control of the Company. See further discussion at Note 11. In addition, in September 2005, the Company borrowed $120,000 from its President and Chief Executive Officer. In May 2006, the Company borrowed an additional $104,000. These loans bear interest at 10% per annum and are repayable on demand.
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
OTHER
     The Company is a party to certain legal proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of any of these proceedings, the Company does not believe that any liability resulting from any of these proceedings will have a material adverse effect on the Company’s financial position, results of operations or its business.
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

(7) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen Weeks Ended			Thirty Nine Weeks Ended
	January 22, 2006			January 22, 2006
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS:

Net loss available to common shareholders from continuing operations	$(2,768)	29,220,663	$(0.09)	$(7,244)	29,220,663	$(0.25)

Net loss available to common shareholders from discontinued operations	(421)	29,220,663	(0.02)	(1,725)	29,220,663	(0.06)

Net loss available to common shareholders	(3,189)	29,220,663	(0.11)	(8,969)	29,220,663	(0.31)

DILUTED EPS:
From continuing operations	(2,768)	29,220,663	(0.09)	(7,244)	29,220,663	(0.25)

From discontinued operations	(421)	29,220,663	(0.02)	(1,725)	29,220,663	(0.06)

Net loss	(3,189)	29,220,663	(0.11)	(8,969)	29,220,663	(0.31)
     Options to purchase 1,295,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen and thirty nine weeks ended January 22, 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Thirteen Weeks Ended			Thirty Nine Weeks Ended
	January 23, 2005			January 23, 2005
	Net Income	Shares	Amount	Net Income	Shares	Amount
BASIC EPS:

Net (loss) income available to common shareholders from continuing operations	$(2,212)	29,220,663	$(0.08)	$1,415	29,220,663	$0.05

Net loss available to common shareholders from discontinued operations	(666)	29,220,663	(0.02)	(1,830)	29,220,663	(0.06)

Net loss available to common shareholders	(2,878)	29,220,663	(0.10)	(415)	29,220,663	(0.01)

DILUTED EPS:
From continuing operations	(2,212)	29,220,663	(0.08)	1,415	29,220,663	0.05

From discontinued operations	(666)	29,220,663	(0.02)	(1,830)	29,220,663	(0.06)

Net loss	(2,878)	29,220,663	(0.10)	(415)	29,220,663	(0.01)
     Options to purchase 1,395,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen and thirty nine weeks ended January 23, 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.
(8) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which was recorded in the Consolidated Balance Sheet as unearned revenue. The Company’s liability under the agreement is secured by a lien on certain equipment. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the Consolidated Statement of Operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. As of January 22, 2006, all food and beverage credits sold to the Rewards Company under the original agreement have been used. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company received $3.0 million in exchange for the sale of additional food and beverage credits. As of January 22, 2006 and April 24, 2005, the unearned revenue related to this program was $0.9 million and $1.9 million, respectively.
(9) ASSET SALE/LEASEBACK
     On August 6, 2004, the Company closed a transaction with Sovereign involving the sale and leaseback of 11 restaurant properties that were previously owned. The sale price for the 11 properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million), and to pay expenses related to the sale/leaseback transaction. The net gain from the debt repayment was reflected in the Consolidated Statement of Operations for the fiscal year ended April 24, 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the Condensed Consolidated Balance Sheet as of January 22, 2006 and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes.
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

(11) LOANS FROM RELATED PARTIES
     In August 2005, the Company entered into a loan agreement with its principal shareholder, under which the Company has borrowed $1.25 million. In October 2005, the Company entered into an amended and restated loan agreement with its principal shareholder under which the Company has borrowed an additional $2.0 million. In each of March and May 2006, the loan agreement was amended, thereby allowing the Company to borrow, in the aggregate, an additional $1.6 million. The total amount currently outstanding under the amended loan agreement is $4.8 million. No additional amounts are presently available for further borrowing under the loan agreement. Proceeds have been used for working capital. Borrowings under the agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. The loan is secured by a lien on substantially all of the assets of the Company.
     In addition, as part of its agreement to make the loan in October 2005, the majority shareholder received a common stock purchase warrant (the “Warrant”) to purchase, for nominal consideration, 4,474,337 shares of the Company’s authorized but unissued common stock (the “Shares”). Under the terms of the warrant, as amended, the majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Warrant will be canceled if a change in control occurs prior to that date. For accounting purposes, no value has been assigned to the warrants at date of grant due to the fact that the warrants are not currently exercisable and are expected to be canceled if a financing or sale transaction is completed.
     In September 2005, the Company’s President and Chief Executive Officer loaned the Company $120,000, which was used for working capital. In May 2006, an additional $104,000 was loaned to the Company. This loan is evidenced by a demand promissory note, bears interest at the rate of 10% per annum and is unsecured.
(12) IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of the Company’s South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. The Company had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. The Company does not intend to reopen this restaurant. All of the Company’s other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in the Company’s South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. The Company has filed insurance claims with respect to its losses, including claims for business interruption. In the aggregate, as of January 22, 2006 the Company has received $0.4 million in proceeds as a partial settlement on its Hurricane Katrina insurance claim, which has been recorded as an offset to the carrying value of the assets impacted by the hurricane. The remaining carrying value of these assets of $0.1 million has been reclassified in the accompanying Condensed Consolidated Balance Sheet as of January 22, 2006 as accounts receivable based on the recovery of this amount from additional insurance proceeds subsequent to January 22, 2006. At this time, the Company is unable to determine the amount of any additional insurance recoveries in excess of such receivable with respect to its Hurricane Katrina losses.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of the Company’s restaurants. The Company’s South Florida restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in the Company’s South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, the Company’s corporate office was closed for an eight-day period. The Company is in the process of filing insurance claims with respect to its losses, including claims for business interruption. In the aggregate, as of January 22, 2006 the Company has received $0.1 million in proceeds as a partial settlement on its Hurricane Wilma insurance claim, which has been recorded as an offset to the carrying value of the assets impacted by the hurricane. The remaining carrying value of these assets of $0.2 million has been reclassified in the accompanying Condensed Consolidated Balance Sheet as of January 22, 2006 as accounts receivable and was collected as an additional partial settlement subsequent to January 22, 2006. At this time, the Company is unable to determine the amount of any additional insurance recoveries in excess of such receivable with respect to its Hurricane Wilma losses.
(13) ASSET HELD FOR SALE
     During the thirteen weeks ended January 22, 2006, the Company sold its closed property in Columbia, South Carolina, which was recorded as an asset held for sale in the accompanying Condensed Consolidated Balance Sheet. The net proceeds from the sale of $0.4 million were used to repay debt owed to the Company’s principal shareholder. No gain or loss was recognized on the transaction, since the carrying value of such property on the Company’s books and records was equal to the net proceeds from the sale, after recording a charge of $62,000 during the thirteen weeks ended October 23, 2005 to adjust the carrying value to estimated net realizable value.

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
     Forward looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this report. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this report include, but are not limited to, the following:
•	Our ability to effectively complete the investment banking process and identify suitable financing or sale strategic options for our Company;

•	Our having sufficient working capital to meet our future operating and capital requirements;

•	Our ability to obtain additional debt and/or equity capital to meet our working capital requirements;

•	Our ability to comply with the terms of our debt instruments, operating leases, capital leases and vendor contracts;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to operate our business on a cash flow positive and profitable basis;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	U. S. domestic economic conditions and the impact of international conflicts on domestic economic conditions;

•	The impact of seasonality on our business resulting from having 31 of our 59 current Company-owned restaurants in Florida;

•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates; and

•	To the extent that we decide to further franchise our restaurant concept, our ability to locate suitable franchisees in markets that we do not serve (both nationally and internationally) and the ability of those franchisees to develop, open and successfully operate restaurants in those markets.
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
GENERAL
     We operate, franchise and license high-quality, full-service casual dining restaurants under the name “Roadhouse Grill.” As of January 22, 2006, there were 60 Company-owned Roadhouse Grill restaurants, 31 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have 12 franchised or licensed restaurants. During the thirty nine weeks ended January 22, 2006, five restaurants were closed upon the termination of the related leases. Two additional restaurants were closed and remain closed while the properties are marketed for sale. Although there can be no assurance, we expect that the leases related to these properties will terminate upon the sale of the respective properties. In addition, during the thirty nine weeks ended January 22, 2006, one of our restaurants was destroyed by Hurricane Katrina. Subsequent to January 22, 2006, one additional restaurant was closed in conjunction with the expiration of the related lease.
     During the last few years, our business has been hampered by heavy debt and working capital insufficient to operate our business. We have also experienced a continuing decline in restaurant sales due to, among other issues, our lack of resources to adequately market our restaurants, competition in the markets where we operate, weather conditions and economic conditions generally. Further, we have experienced substantial food cost increases, primarily driven by higher beef prices, only a portion of which we have been able to pass on to our customers. All of these factors have caused us to report significant net losses from operations during the last few years and have had a material negative impact on our working capital and cash position.
AGREEMENT AND PLAN OF MERGER
     On November 17, 2005, we entered into an agreement and plan of merger with Steakhouse Partners, Inc. (“Steakhouse”) pursuant to which Steakhouse was to acquire our outstanding common stock. For details regarding our proposed merger, see our definitive proxy statement dated January 5, 2006. The merger was subject, among other matters, to Steakhouse obtaining financing sufficient to complete the transaction. However, Steakhouse was not able to obtain the financing necessary to complete the Merger and, as a result, on March 14, 2006 we terminated the Merger. On March 15, 2006, we announced that our Board of Directors would continue to explore strategic options that might be available and that we would continue to have the financial support of our principal shareholders, including the Berjaya Group. In that regard, we continue to be advised with respect to our strategic planning process by the investment banking firm of J. H. Chapman Group, L.L.C.
LOANS FROM RELATED PARTIES
     In August 2005, we entered into a loan agreement with our majority shareholder under which we borrowed $1.25 million. In October 2005, we entered into an amended and restated loan agreement with our majority shareholder under which we borrowed an additional $2.0 million. In each of March and May 2006, the loan agreement was amended, thereby allowing us to borrow, in the aggregate, an additional $1.6 million. The total amount currently outstanding under the amended loan agreement is $4.8 million. No additional amounts are presently available for further borrowing under the loan agreement. Proceeds were used for working capital. Borrowings under the agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. The loan is secured by a lien on substantially all of our assets.
     In September 2005, our President and Chief Executive Officer loaned us $120,000 on demand, which was used for working capital. In May 2006, an additional $104,000 was loaned to us. This loan is unsecured and bears interest at the rate of 10% per annum.

IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of our South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. We had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. We do not intend to reopen this restaurant. All of our other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in our South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. We have filed insurance claims with respect to our losses, including claims for business interruption. In the aggregate, we have received $0.5 million in proceeds as a partial settlement on our Hurricane Katrina insurance claim, including $0.4 million that was received prior to January 22, 2006. At this time, we are unable to determine the amount of any additional insurance recoveries with respect to our Hurricane Katrina losses.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of our restaurants. The restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in our South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, our corporate office was closed for an eight-day period. We are in the process of filing insurance claims with respect to our losses, including claims for business interruption. In the aggregate, we have received $0.3 million as a partial settlement of the insurance claim including $0.1 million that was received before January 22, 2006. At this time, we are unable to determine the amount of any additional insurance recoveries with respect to our Hurricane Wilma losses.
OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. Restaurant sales generated from lunch and dinner amounted to approximately 28% and 72%, respectively, of restaurant sales during each of the thirteen-week periods ended January 22, 2006 and January 23, 2005. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, of total restaurant sales in each of the third fiscal quarters of 2006 and 2005. Franchise and management fees during the thirteen weeks ended January 22, 2006 and January 23, 2005 accounted for less than 1% of our revenues.
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
     Of the 60 Company-owned restaurants operating as of January 22, 2006, the newest was opened in June 2003. Two restaurants were closed during the thirteen weeks ended January 22, 2006 and three other restaurants were closed in fiscal 2006 in conjunction with the termination of the related leases. During the thirteen weeks ended October 23, 2005, two additional restaurants were closed and remain closed while the properties are marketed for sale. Although there can be no assurance, we expect that the leases related to these properties will terminate upon the sale of the respective properties. We closed these seven restaurants because they were underperforming from a financial standpoint and we determined that it would be better to focus our management time and attention and our available resources on our better performing restaurants. Finally, one of our restaurants was destroyed by Hurricane Katrina and one additional restaurant was closed in early 2005 upon the termination of the related lease. No additional Company-owned restaurants are currently expected to open in fiscal year 2006. In addition to the Company-owned restaurants, we also have 12 franchised or licensed restaurants. Subsequent to January 22, 2006, one additional restaurant was closed in conjunction with the expiration of the related lease.
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
DISCONTINUED OPERATIONS
     As discussed above, we committed to a formal plan for disposal of nine of our restaurants. As a result, we have adopted discontinued operations accounting treatment for these nine restaurants, which requires separation of financial results for such discontinued operations from those of the remaining continuing operations. In conjunction with such accounting treatment, we have recorded a charge of $0.8 million during the thirty nine weeks ended January 22, 2006 relating to the estimated loss on disposal of these restaurants.

PROPERTY AND EQUIPMENT
     We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review the performance of our individual restaurants to identify possible under performing operations that should be assessed for possible impairments of long-lived assets. In that regard, we recorded significant impairment charges during fiscal 2006 and fiscal 2005 and depending on the success of our efforts to increase sales, we may take additional charges in the future if our sales at several of our restaurants do not increase to forecasted levels during future periods. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
INTANGIBLE ASSETS
     We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of January 22, 2006, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.1 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 23, 2005, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of our goodwill in fiscal 2006 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.
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
     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Condensed Consolidated Balance Sheet. As of January 22, 2006 and January 23, 2005 total recorded insurance reserves were $1.5 million and $1.8 million, respectively, which are included in accrued expenses on the accompanying balance sheet.
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

RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	32.8	36.1	33.5	35.9
Labor and benefits	34.4	33.9	34.4	32.9
Occupancy and other	27.8	25.2	27.3	25.3

Total cost of restaurant sales	95.0	95.2	95.2	94.1

Depreciation and amortization	5.0	5.4	4.9	5.0
General and administrative expenses	6.6	5.8	6.8	5.6
Asset impairment	2.2	0.6	0.7	0.2

Total operating expenses	108.8	107.0	107.6	104.9

Operating loss	(8.8)	(7.0)	(7.6)	(4.9)
Other (expense) income:

Loss on sale/disposal of fixed assets	—	—	—	—
Gain on extinguishment of debt	—	—	—	8.1
Interest expense, net	(1.3)	(0.7)	(1.1)	(1.6)

Total other (expense) income	(1.3)	(0.7)	(1.1)	6.5

(Loss) income from continuing operations before income taxes	(10.1)	(7.7)	(8.7)	1.6
Income tax	—	—	—	—

(Loss) income from continuing operations	(10.1)%	(7.7)%	(8.7)%	1.6%

The following table sets forth for the periods indicated certain restaurant data:
RESTAURANT DATA:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	January 22,	January 23,	January 22,	January 23,
	2006	2005	2006	2005
Company-owned restaurants:
Beginning of period	62	69	68	69
Opened	—	—	—	—
Closed	2	—	8	—

End of period	60	69	60	69

Franchised and licensed restaurants:
Beginning of period	12	11	12	11
Opened	1	—	1	—
Closed	1	—	1	—

End of period	12	11	12	11

Total restaurants:
Beginning of period	74	80	80	80
Opened	1	—	1	—
Closed	3	—	9	—

End of period	72	80	72	80

THIRTEEN WEEKS ENDED JANUARY 22, 2006 (“FISCAL YEAR 2006 THIRD QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JANUARY 23, 2005 (“FISCAL YEAR 2005 THIRD QUARTER”)
     Total revenues. Total revenues decreased $1.3 million, or 4.5%, from $28.9 million for Fiscal Year 2005 Third Quarter to $27.6 million for Fiscal Year 2006 Third Quarter. This decrease is primarily attributable to a reduction in sales at comparable restaurants. Sales at comparable restaurants for Fiscal Year 2006 Third Quarter decreased 5.3% compared with sales for Fiscal Year 2005 Third Quarter. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting primarily from the menu price changes described below that were implemented in March 2005. Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2006 Third Quarter and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. A restaurant is considered comparable after its first 18 months of operation.
     Food and beverage. Food and beverage costs decreased $1.3 million, or 12.5%, to $9.1 million for Fiscal Year 2006 Third Quarter, from $10.4 million for Fiscal Year 2005 Third Quarter. As a percentage of revenues, food and beverage costs decreased by 3.3% to 32.8% for Fiscal Year 2006 Third Quarter from 36.1% for Fiscal Year 2005 Third Quarter. The decrease in dollars was impacted by the reduction in revenue. The decrease as a percentage of revenues is primarily attributable to the impact of changes in our main menu that were implemented in March 2005. The updated main menu included changes in certain plate presentations and recipes as well as both the introduction of selected new menu offerings and the elimination of certain items from the previous menu that did not generate sufficient sales volume. The menu also included a price increase of approximately 2% based on the current sales mix. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our new menu and advertising materials. Management will continue to evaluate and implement changes designed to reduce overall food costs. However, there can be no assurances that such initiatives will continue to be effective in reducing our food costs.
     Labor and benefits. Labor and benefits costs decreased $0.3 million, or 3.1%, to $9.5 million for Fiscal Year 2006 Third Quarter, from $9.8 million for Fiscal Year 2005 Third Quarter. As a percentage of revenues, labor and benefits costs increased to 34.4% for Fiscal Year 2006 Third Quarter from 33.9% for Fiscal Year 2005 Third Quarter. The decrease in dollars is attributable to a reduction in workers’ compensation costs and the decline in revenues, partially offset by the impact of changes in minimum wage implemented in the state of Florida in May 2005. The increase in labor and benefits as a percentage of revenues is primarily attributable to the impact of changes in minimum wage and the fixed nature of a significant portion of our labor and benefits compared to reduced revenues.

     Occupancy and other. Occupancy and other costs increased $0.4 million, or 5.5%, to $7.7 million for Fiscal Year 2006 Third Quarter, from $7.3 million for Fiscal Year 2005 Third Quarter. As a percentage of revenues, occupancy and other was 27.8% for Fiscal Year 2006 Third Quarter compared to 25.2% for Fiscal Year 2005 Third Quarter. The increase in both dollars and as a percentage of revenues is attributable to increased marketing expense, caused by the timing of a free-standing insert marketing effort that was executed just prior to the end of the fiscal quarter in Fiscal Year 2006 but immediately after the end of the quarter in Fiscal Year 2005 and utilities expense, partially offset by costs associated with equipment operating leases that expired during these periods. The increase as a percentage of revenues is also attributable to the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 12.5%, to $1.4 million during the Fiscal Year 2006 Third Quarter from $1.6 million during the Fiscal Year 2005 Third Quarter. As a percentage of revenues, depreciation and amortization expense decreased 0.4% to 5.0% from 5.4% during these periods.
     General and administrative. General and administrative costs increased $0.1 million, or 5.9%, to $1.8 million for the Fiscal Year 2006 Third Quarter, from $1.7 million for the Fiscal Year 2005 Third Quarter. As a percentage of revenues, general and administrative costs increased 0.8% from 5.8% for Fiscal Year 2005 Third Quarter to 6.6% for Fiscal Year 2006 Third Quarter. The increase, both in dollars and as a percentage of revenues, is primarily due to increased bank fees and costs associated with the investment banking process, partially offset by a reduction in legal and professional fees. The increase as a percentage of revenues is also attributable to the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Asset impairment. Asset impairment charges totaling $0.6 million, or 2.2% of revenues, were recorded for the Fiscal Year 2006 Third Quarter relating to assets at two restaurants that were not performing as expected. Asset impairment charges of $0.2 million, or 0.6% of revenues, were recorded during the Fiscal Year 2005 Third Quarter.
     Interest expense, net. Total interest expense increased $0.1 million, or 50.0%, to $0.3 million for Fiscal Year 2006 Third Quarter, from $0.2 million for Fiscal Year 2005 Third Quarter. The increase was primarily due to the interest incurred relating to borrowings from the Company’s major shareholders.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2006 Third Quarter or Fiscal Year 2005 Third Quarter because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.

     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $0.5 million to $0.2 million for Fiscal Year 2006 Third Quarter, from $0.7 million for Fiscal Year 2005 Third Quarter due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. During the Fiscal Year 2006 Third Quarter, we recorded a loss from disposal of discontinued restaurants in the amount of $0.3 million. We did not record a loss from disposal of discontinued restaurants during the Fiscal Year 2005 Third Quarter. See further discussion above.
THIRTY NINE WEEKS ENDED JANUARY 22, 2006 (“FISCAL YEAR 2006 FIRST THREE QUARTERS”) COMPARED TO THE THIRTY NINE WEEKS ENDED JANUARY 23, 2005 (“FISCAL YEAR 2005 FIRST THREE QUARTERS”)
     Total revenues. Total revenues decreased $4.1 million, or 4.7%, from $87.5 million for Fiscal Year 2005 First Three Quarters to $83.4 million for Fiscal Year 2006 First Three Quarters. This decrease is primarily attributable to a reduction in sales at comparable restaurants. Sales at comparable restaurants for Fiscal Year 2006 First Three Quarters decreased 5.0% compared with sales for Fiscal Year 2005 First Three Quarters. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting primarily from the menu price changes described below that were implemented in March 2005. Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2006 Second and Third Quarters and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. A restaurant is considered comparable after its first 18 months of operation.
     Food and beverage. Food and beverage costs decreased $3.4 million, or 10.8%, to $28.0 million for Fiscal Year 2006 First Three Quarters, from $31.4 million for Fiscal Year 2005 First Three Quarters. As a percentage of revenues, food and beverage costs decreased by 2.4% to 33.5% for Fiscal Year 2006 First Three Quarters from 35.9% for Fiscal Year 2005 First Three Quarters. The decrease in dollars was impacted by the reduction in revenue. The decrease as a percentage of revenues is primarily attributable to the impact of changes in our main menu that were implemented in March 2005. The updated main menu included changes in certain plate presentations and recipes as well as both the introduction of selected new menu offerings and the elimination of certain items from the previous menu that did not generate sufficient sales volume. The menu also included a price increase of approximately 2% based on the current sales mix. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our new menu and advertising materials. Management will continue to evaluate and implement changes designed to reduce overall food costs. However, there can be no assurances that such initiatives will continue to be effective in reducing our food costs.

     Labor and benefits. Labor and benefits costs decreased $0.1 million, or 0.3%, to $28.7 million for Fiscal Year 2006 First Three Quarters, from $28.8 million for Fiscal Year 2005 First Three Quarters. As a percentage of revenues, labor and benefits costs increased to 34.4% for Fiscal Year 2006 Three Second Quarters from 32.9% for Fiscal Year 2005 First Three Quarters. The increase as a percentage of revenues is primarily attributable to the impact of changes in minimum wage implemented in the state of Florida in May 2005 and increases in costs associated with our group health insurance plan, partially offset by a reduction in workers’ compensation costs. The increase is also attributable to the decline in revenues and the fixed nature of a significant portion of our labor and benefits.
     Occupancy and other. Occupancy and other costs increased $0.6 million, or 2.7%, to $22.8 million for Fiscal Year 2006 First Three Quarters, from $22.2 million for Fiscal Year 2005 First Three Quarters. As a percentage of revenues, occupancy and other was 27.3% for Fiscal Year 2006 First Three Quarters compared to 25.3% for Fiscal Year 2005 First Three Quarters. The increase in both dollars and as a percentage of revenues is attributable to increased rent expense resulting from the sale and leaseback transaction completed in August 2004 and increased utilities expense, partially offset by reduced costs associated with equipment operating leases that expired during these periods. The increase as a percentage of revenues is also attributable to the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.3 million, or 6.8%, to $4.1 million for the Fiscal Year 2006 First Three Quarters, from $4.4 million for the Fiscal Year 2005 First Three Quarters. As a percentage of revenues, depreciation and amortization expense was 4.9% during the Fiscal Year 2006 First Three Quarters compared to 5.0% for the Fiscal Year 2005 First Three Quarters. The decrease in dollars is due to certain equipment becoming fully depreciated during the period, the sale and leaseback transaction of the 11 properties in August 2004, and asset impairments recorded in fiscal year 2005 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.
     General and administrative. General and administrative costs increased $0.8 million, or 16.3%, to $5.7 million for the Fiscal Year 2006 First Three Quarters, from $4.9 million for the Fiscal Year 2005 First Three Quarters. As a percentage of revenues, general and administrative costs increased 1.2% from 5.6% for Fiscal Year 2005 First Three Quarters to 6.8% for Fiscal Year 2006 First Three Quarters. The increase, both in dollars and as a percentage of revenues, is primarily due to increased bank fees and costs associated with the investment banking process as well as the non-recurring bad debt recovery realized during the Fiscal Year 2005 Second Quarter, partially offset by a reduction in legal and professional fees. The increase as a percentage of revenues is also attributable to the relatively fixed nature of general and administrative costs compared to reduced revenues.

     Asset impairment. Asset impairment charges totaling $0.6 million, or 0.7% of revenues, were recorded for the Fiscal Year 2006 First Three Quarters relating to assets at two restaurants that were not performing as expected. Asset impairment charges of $0.2 million, or 0.2% of revenues, were recorded during the Fiscal Year 2005 First Three Quarters.
     Gain on extinguishment of debt. During the twenty six weeks ended October 24, 2004, we recognized a $7.1 million gain relating to the repayment of debt at a discounted amount resulting from the use of a portion of the net proceeds of the sale/leaseback of 11 properties. See discussion above.
     Interest expense, net. Total interest expense decreased $0.5 million, or 35.7%, to $0.9 million for Fiscal Year 2006 First Three Quarters, from $1.4 million for Fiscal Year 2005 First Three Quarters. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the August 2004 sale/leaseback transaction, partially offset be interest incurred relating to borrowings from the Company’s major shareholders.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2006 First Three Quarters or Fiscal Year 2005 First Three Quarters because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $0.9 million to $0.9 million for Fiscal Year 2006 First Three Quarters, from $1.8 million for Fiscal Year 2005 First Three Quarters due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. During the Fiscal Year 2006 First Three Quarters, we recorded a loss from disposal of discontinued restaurants in the amount of $0.8 million. We did not record a loss from disposal of discontinued restaurants during the Fiscal Year 2005 First Three Quarters. See further discussion above.
LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Note 4 to the Condensed Consolidated Financial Statements for a description of our current outstanding debt obligations. As of January 22, 2006, total minimum payments required under our note and lease obligations in 2006, including interest thereon, were $14.6 million.

     The following table summarizes our future contractual cash obligations for the remainder of fiscal 2006, each of the next four fiscal years and thereafter as of January 22, 2006 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2006	2007	2008	2009	2010	Thereafter	Total
Long term debt:
Principal	$3,903	$2,369	$939	$16	$7	$—	$7,234
Interest	198	128	19	1	—	—	465

Total	4,101	2,497	958	17	7	—	7,580

Capital lease debt:
Principal	384	1,266	429	341	343	1,052	3,815
Interest	67	230	198	168	135	223	1,091

Total	451	1,496	627	509	478	1,275	4,836

Operating leases	2,409	8,974	8,595	8,077	7,605	69,721	105,381

Other commitments	158	285	140	142	168	—	893

Total	$7,119	$13,252	$10,320	$8,745	$8,258	$70,996	$118,690

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by us or by our creditors, or agreements may be modified as warranted by changes in business or operational needs.
     During the thirteen weeks ended January 22, 2006, our primary source of working capital was loans from our principal shareholders and proceeds from insurance claims. The current balance of loans due from our principal shareholders is $5.0 million, all of which is currently due on June 30, 2006. See Note 11 of Notes to our Condensed Consolidated Financial Statements.
     On August 6, 2004, we entered into a sale/leaseback for 11 restaurant properties with Sovereign. The sale price for the 11 properties was $21.8 million. The properties have been leased back under lease agreements that extend for 20 years and include four five-year renewal options. We used approximately $18.3 million of the net proceeds from the sale to repay approximately $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of approximately $7.1 million) and to pay transaction expenses relating to the sale/leaseback. The net gain from the debt repayment is reflected in our consolidated statement of operations for the fiscal year ended April 24, 2005. We also realized a gain on the sale of the properties of approximately $1.7 million, which is recorded as unearned revenue in the consolidated balance sheet as of January 22, 2006 and is being recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes, including working capital to meet our ordinary course expenses.
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
     We require significant working capital to operate our business. We expect that our primary source of working capital for future periods will be cash flow from operations, possible additional debt and/or equity financing and possible additional proceeds from insurance claims. If cash generated from our operations and other possible sources described above are insufficient to fund our financial commitments and working capital requirements, of which there can be no assurance, we will have to obtain additional capital from debt or equity financing sources. There can be no assurance that additional debt and/or equity financing will be available on terms acceptable to us, or at all. In the event we are unable to secure needed additional financing, it will likely have a material adverse effect upon our business, results of operations or financial condition, which could result in a curtailment of our operations.
SUMMARY OF CASH FLOWS
     Cash provided by operating activities during the thirty nine weeks ended January 22, 2006 was $0.3 million, compared with $0.2 million during the thirty nine weeks ended January 23, 2005. The primary sources of cash for the thirty nine weeks ended January 22, 2006 were the timing of payments of accounts payable and accrued expenses and the collection of insurance proceeds from hurricane claims. See Note 10 of Notes to Condensed Consolidated Financial Statements. The primary sources of cash for the thirty nine weeks ended January 23, 2005 were the net cash generated from operations excluding non-cash expenses such as depreciation and amortization and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company. The primary use of cash during each of the thirty nine weeks ended January 22, 2006 and January 23, 2005 was cash used to support operations and payments made relating to the use of the food and beverage credits.
     Cash used in investing activities was $0.9 million during the thirty nine weeks ended January 22, 2006, compared to $19.7 million provided by investing activities during the thirty nine weeks ended January 23, 2005. Cash used by investing activities during each period consisted of purchases of property and equipment. During the thirty nine weeks ended January 23, 2005, we received $20.6 million relating to proceeds from the sale leaseback transaction in August 2004.
     Cash provided by financing activities during the thirty nine weeks ended January 22, 2006 was $0.5 million, compared to $20.3 million used in financing activities during the thirty nine weeks ended January 23, 2005. Cash provided by financing activities during the thirty nine weeks ended January 22, 2006 related to the proceeds of borrowings from related parties. See Note 11 of Notes to Condensed Consolidated Financial Statements. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations, including early debt payments from proceeds of the sale/leaseback transaction during the thirty nine weeks ended January 23, 2005.
CAPITAL EXPENDITURES
     We did not open any new restaurants during the thirteen weeks ended January 22, 2006 or January 23, 2005. We do not currently have any additional Company-owned restaurants under development for fiscal year 2006 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, we will not be able to open additional restaurants.
SEASONALITY AND QUARTERLY RESULTS
     Our operating results fluctuate seasonally because of our geographic concentration. Of the 59 restaurants currently owned and operated by us, 31 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods.

     In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward Looking Statements.
IMPACT OF INFLATION
     The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In that regard, the Florida Constitution and state regulations of New York were recently amended to increase the minimum wage payable to Florida and New York employees. These changes in New York and Florida were effective in January and May, 2005, respectively. Additional changes went into effect in both of these states on January 1, 2006. Management believes that the impact of changes in the minimum wage laws will be offset by other changes in our operations, as described in the Form 10-K and in this report.
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
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(b) and 15d-15(c). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 22, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this report. There were no changes in our procedures during the thirteen weeks ended January 22, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the thirteen weeks ended January 22, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the thirteen weeks ended January 22, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A proxy statement dated January 5, 2006 was distributed on or about January 10, 2006 to shareholders of record at the close of business on December 29, 2005 to vote upon a proposal to approve and adopt the Agreement and Plan of Merger dated November 17, 2005 between the Company and Steakhouse Partners, Inc. As discussed above, on March 14, 2006, the Company terminated the Merger Agreement due to the inability of Steakhouse to provide the funding necessary to complete the transaction and satisfy its financing contingency. No stockholder vote was ever taken regarding the proposed transaction.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
(a)	Exhibits.

Exhibit
Number	Description

10.1	Second Amended and Restated Loan Agreement dated March 15, 2006, by and between Roadhouse Grill, Inc. and Berjaya Group (Cayman) Limited*

10.2	Second Amended and Restated Line of Credit Promissory Note dated March 15, 2006, by and between Roadhouse Grill, Inc. and Berjaya Group (Cayman) Limited*

10.3	Second Amended and Restated Security Agreement dated March 15, 2006, by and between Roadhouse Grill, Inc. and Berjaya Group (Cayman) Limited*

10.4	First Amendment to Second Amended and Restated Loan Agreement, dated May 8, 2006

10.5	Third Amended and Restated Line of Credit Promissory Note dated May 8, 2006 by Roadhouse Grill, Inc. in favor of Berjaya Group (Cayman) Limited

10.6	Demand Promissory Note dated May 9, 2006 by Roadhouse Grill, Inc. in favor of Ayman Sabi.

10.7	Second Amendment to Stock Warrant Certificate dated June, 2006.

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley

*	Incorporated by reference from the Current Report on Form 8-K filed by the Company on March 24, 2006

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of June 2006.

ROADHOUSE GRILL, INC.

By:	/s/ Michael C. Brant

Michael C. Brant
Executive Vice President of Finance
and Chief Financial Officer
(Principal Financial Officer)