Form 10-K
period 2006-04-30
ROADHOUSE GRILL INC
filed 2007-05-18
CIK 1019376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-28930
Roadhouse Grill, Inc.
(Exact name of Registrant as specified in its charter)

Florida	65-0367604

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2703-A Gateway Drive Pompano Beach, Florida	33069

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(954) 957-2600
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.03 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐            Accelerated Filer ☐           Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     At October 23, 2005, the date of the close of the registrant’s 2006 second fiscal quarter, 4,220,871 shares of the registrant’s common stock were held by non-affiliates having a market value of $1,392,887.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common stock as of May 16, 2007 was 29,220,663 shares.
Documents Incorporated By Reference
     None.

FORWARD LOOKING STATEMENTS
          This Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (the “Form 10-K”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements regarding, among other matters, our plans, objectives, expectations, operations, cash flow, margins, revenue, liquidity and capital resources.
          Forward-looking statements contained in this Form 10-K are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward-looking statement contained in this Form 10-K. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements in this Form 10-K include, but are not limited to, the following:
•	Our ability to satisfy the conditions to closing of our agreement with Duffy’s Holdings, Inc., a transaction in which Duffy’s will infuse $11 million into us, a portion of which will be used to reduce our accounts payable and accrued expenses;

•	Our having sufficient funds to pay our debts, including our tax obligations, our operating leases, capital leases and our vendor contracts;

•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to turn our business from one with negative cash flow and net losses to one with positive cash flow and net income;

•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);

•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;

•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;

•	The level of competition from restaurants that operate in the markets in which we operate;

•	The impact of seasonality on our business resulting from having 29 of our 57 company-owned restaurants in Florida;

•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;

•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates; and

•	Economic conditions in the markets in which we operate.
          The forward-looking statements contained in this Form 10-K reflect our current view about future events and are subject to risks, uncertainties and assumptions. The important factors described above, as well as the factors described elsewhere in this Form 10-K, could cause the assumptions underlying our forward-looking statements to be incorrect and thereby cause our actual results to differ materially from those expressed in or implied by our forward-looking statements. We undertake no obligation to revise any of the forward-looking statements contained in this Form 10-K, which speak only as of the date hereof. Readers of this Form 10-K are therefore cautioned not to place undue reliance on any of our forward-looking statements contained in this Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
     We operate, franchise and license high-quality, full-service casual dining restaurants under the name “Roadhouse Grill.” As of May 16, 2007, there were 57 company-owned Roadhouse Grill restaurants, 29 of which were located in Florida and the balance of which were located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have five franchisees or licensees that currently operate an additional 12 restaurants.
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
RECENT DEVELOPMENTS
Agreement with Duffy’s
     On April 6, 2007, we entered into an agreement (the “Agreement”) with Duffy’s Holdings, Inc., a Florida corporation (“Duffy’s”), RHG Acquisition Corporation, a Florida corporation and a wholly-owned subsidiary of Duffy’s (“Buyer”), Berjaya Group (Cayman) Limited, which is our majority shareholder and our principal lender (“Berjaya Cayman”), Prime Gaming Philippines, Inc., a corporation organized under the laws of the Philippines that is an affiliate of Berjaya Cayman (“Prime”), Tonto Capital Partners, GP (“Tonto”), which is controlled by our President and Chief Executive Officer, Ayman Sabi (“Sabi”), and Steven Saterbo, an individual (“Saterbo”) (Berjaya Cayman, Prime, Tonto, and Saterbo are collectively referred to herein as the “Selling Shareholders”). In the Agreement, the Selling Shareholders agreed to sell to Buyer the 24,996,342 shares (the “Shares”) of our outstanding common stock that they own, constituting 85.5% of our outstanding common stock (the “Stock Purchase”). Duffy’s has guaranteed the obligations of the Buyer under the terms of the Agreement.
     Pursuant to the Agreement, Buyer will purchase the Shares from the Selling Shareholders for $0.32 per share, or an aggregate of $7,998,829, which will consist of $1,000,000 of cash and a promissory note in the principal amount of $6,998,829 (the “Selling Shareholder Note”). The cash portion and the portion of the consideration payable to the Selling Shareholders that is represented by the Selling Shareholder Note is subject to certain additions or reductions, as more particularly set forth in the Agreement. Further, the Selling Shareholders will be entitled to receive additional consideration under certain circumstances (all as more particularly set forth in the Agreement); provided, however, that the Selling Shareholders will receive no more than $0.46 per share for their shares under any circumstances.
     The Selling Shareholder Note will be an unsecured obligation and will bear interest at the rate of 8% per annum. Interest will be payable quarterly, and principal will be due on the date that is two years after the closing of the Stock Purchase.
     In connection with the Stock Purchase, Berjaya Cayman, which is currently a senior lender to us and was owed approximately $8.0 million at February 25, 2007, including accrued but unpaid interest (the “Berjaya Loan”), has agreed to modify its loans (the “Berjaya Loan Restructuring”). Under the Agreement, at the closing of the Stock Purchase the Berjaya Loan will be reduced to an amount that when added to our outstanding debt due to third parties will not exceed $10 million, all as more particularly set forth in the Agreement. Had the closing of the Stock Purchase taken place on February 25, 2007, the Berjaya Loan would have been reduced to approximately $4,143,000.
     The restructured Berjaya Loan will be an unsecured loan and will bear interest at the rate of 8% per annum. For the first two years, interest only will be payable quarterly. Thereafter, for three years, the principal (along with accrued but unpaid interest) will be paid in 12 consecutive quarterly payments. Pursuant to the Agreement, Berjaya Cayman will also be entitled to additional consideration of up to approximately $500,000 under certain circumstances, all as more particularly set forth in the Agreement.
     Further, as part of the Stock Purchase, Roadhouse will transfer to Berjaya Cayman certain Roadhouse trademarks and intellectual property for the Asia/Pacific region (excluding Australia and New Zealand) and the Middle East (the “Berjaya IP Transfer”). The parties have agreed that the purchase price for these assets will be $2 million, and that such purchase price will be funded from a portion of the senior debt that Berjaya Cayman is agreeing to forgive as part of the Stock Purchase.
     The closing of the Stock Purchase, including the Berjaya Loan Restructuring and the Berjaya IP Transfer, is subject to various closing conditions, all as more particularly set forth in the Agreement, including our filing certain delinquent filings (which includes this Form 10-K) with the U.S. Securities and Exchange Commission (“SEC”) and thereafter our filing a Form 15 with the SEC deregistering our common stock under the Securities Exchange Act of 1934. We are eligible to deregister by filing a Form 15 because we have fewer than 300 record holders of our common stock.
     Additionally, at the closing of the Stock Purchase, the Buyer will infuse $11 million into us, $9 million of which will be infused as an equity contribution and $2 million of which will be infused as a loan. We will use these funds to pay certain past-due obligations that we owe to taxing authorities, to pay costs and expenses relating to or arising out of the transactions contemplated by the Agreement and to fund the cash required to purchase the shares of common stock owned by our minority shareholders (the “Minority Shareholders”), who together own approximately 14.5% of Roadhouse’s outstanding common stock, as more particularly described below.
     Further, Buyer has agreed that following the closing of the Stock Purchase, it will, as the holder of more than 80% of our common stock, effect a short-form merger (the “Short-Form Merger”) with and into us under Section 607.1104 of the Florida Statutes. In the Short-Form Merger, the shares of our common stock owned by the Minority Shareholders will be converted into the right to receive $0.46 per share in cash (without interest).
     The Agreement has been approved by our Board of Directors, which has determined that the transactions contemplated by the Agreement, including the Short-Form Merger, are in the best interest of us and our shareholders. Neither the Short-Form Merger nor any of the transactions contemplated by the Agreement require approval by our shareholders, including the Minority Shareholders.
     Finally, at the closing of the Stock Purchase, Buyer intends to enter into a consulting agreement with Sabi with respect to certain matters, all as more particularly set forth in the Agreement.
     A copy of the Agreement is Exhibit 10.51 to this Form 10-K and is incorporated herein by reference. While there can be no assurance, the closing of the transactions contemplated by the Agreement is expected to occur on or about May 31, 2007.
Transactions with Credit Cash,LLC
     In January and April 2007, we borrowed an aggregate of $1.9 million from Credit Cash, LLC. The loan is due in February 2008, bears interest at 12% per annum and is secured by a lien on our credit card receivables. At May 8, 2007, the balance due (including interest) was approximately $1.4 million.
OTHER MATERIAL EVENTS DURING THE 2006 FISCAL YEAR
Loans from our Majority Shareholder
     At various points during Fiscal Years 2005 and 2006, and subsequent thereto, we received loans from our majority shareholder. As of the date of this Form 10-K, we owe our majority shareholder approximately $8.1 million, including accrued but unpaid interest. We used these borrowed funds to meet our operating expenses as a result of our continuing losses. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 22 of Notes to Financial Statements.
Merger with Steakhouse Partners, Inc.
     On November 17, 2005, we entered into a definitive merger agreement with Steakhouse Partners, Inc. (“Steakhouse”) under which Steakhouse agreed to purchase 100% of our shares for $0.7723 per share in cash. This proposed merger agreement was terminated on March 15, 2006 due to Steakhouse’s inability to obtain the financing required to complete the transaction contemplated by the merger agreement.

Our liquidity is tight and our circumstances raise substantial doubt about our ability to continue as a going concern if the transactions contemplated by the Agreement with Duffy’s are not completed. As a result, our auditors have included a going concern modification in their audit report on our fiscal 2006 financial statements.
     We reported net losses in Fiscal Years 2006, 2005, and 2004 and we have continued to incur net losses in Fiscal Year 2007. We have also experienced cash flow constraints over the last few years and as a result we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such tax obligations.
     If the transaction with Duffy’s closes, Duffy’s will infuse $11 million into us, a portion of which will be used to satisfy such past due obligations to taxing authorities. The closing will also reduce the borrowings due to our majority shareholder and will recast the terms of our debt due to our majority shareholder such that the debt will no longer be in default.
     If we are unable to complete the transactions contemplated by the agreement with Duffy’s, we will seek to secure additional financing from our majority shareholder or other sources. In that regard, our majority shareholder is not obligated to provide any such additional financing to us and has not indicated its willingness to do so. Our inability to obtain such additional financing would likely have a material adverse effect on our business, results of operations and financial condition, and we could be forced to curtail operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a going concern modification in their audit report on our financial statements at April 30, 2006 and for the fiscal year then ended as a result of these contingencies.
COMPANY-OWNED RESTAURANT OPERATIONS
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

RESTAURANT LOCATIONS
     The following table sets forth the location of each of our company-owned restaurants open as of May 16, 2007:

Location	Number of Restaurants

Florida	29
Georgia	6
New York	6
Ohio	5
Alabama	2
Louisiana	2
Mississippi	2
North Carolina	2
South Carolina	2
Arkansas	1

Total	57
RESTAURANT OPERATIONS AND MANAGEMENT
     Restaurant Personnel. We believe that excellent service contributes significantly to a distinctive, enjoyable dining experience. Accordingly, we seek to hire individuals who possess strong initiative and the ability to provide quality and personalized service. Roadhouse Grill attempts to foster the individuality of its employees, encouraging them to interact with customers on a friendly, casual basis. We recruit both experienced restaurant managers from outside the company and promote qualified employees from within the company. We seek to retain high-quality restaurant managers and personnel by providing them with opportunities for promotion and financial incentives based on individual restaurant performance. These financial incentives include a bonus plan that enables each restaurant manager and hourly employee to earn a portion of a bonus pool by achieving certain predetermined performance goals. To further enhance the “team” concept, restaurant managers also have an opportunity for financial incentives based on our company-wide financial results.
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
     During Fiscal Years 2006 and 2005, we purchased approximately 84% and 82%, respectively, of our food and other restaurant supplies from two distributors. Our dependence on a small number of suppliers subjects us to the risk of possible shortages or interruptions in supply if one of these distributors is not able to provide food and supplies to our restaurants in a timely manner. However, we believe that the benefits of working with a small number of high-quality, financially stable vendors and realizing the benefits of primarily centralized distribution offsets the risks associated with this supplier dependence.
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
ADVERTISING AND MARKETING
     Our motto is: “Roadhouse Grill...Eat, Drink and be Yourself.” We attempt to build brand-awareness by providing a distinctive dining experience that results in a significant number of new customers being attracted through word of mouth, as well as by traditional marketing efforts and promotional activities. We believe that clustering multiple restaurants in target markets helps build brand-awareness and increases the efficiencies in our marketing efforts. We also utilize radio, billboard and print advertising to promote our restaurants and build brand-awareness. In addition, beginning in Fiscal Year 2004, we used a program with a rewards and loyalty company to market our restaurants. Further, we market at the restaurant level through local store marketing efforts including sponsorship of community charity activities, sporting events, and festivals.
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
SEASONALITY
     Our operating results fluctuate seasonally because of our geographic concentration in Florida, where we have 29 of our 57 company-owned restaurants. Our restaurant sales generally are their highest from November through April, the peak period of the Florida tourism season, and generally are their lowest from May through October. In addition, because of our present geographic concentration, our results of operations have been and may continue to be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives on increasing sales during these off-season periods.
GOVERNMENT REGULATION
     Our business is subject to federal, state and local regulations with respect to, among other matters, building, fire, health, sanitation and safety. Further, our development of future restaurants will be subject to laws, rules and regulations concerning land use, building, zoning and environmental matters.
     Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, safety and working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Immigration and Naturalization Service (INS) (now known as USCIS). Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with INS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force. Further, material increases in unemployment tax rates, minimum wage requirements, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect our business.
     Sales of alcoholic beverages account for approximately 9% of our revenues. Since we sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the various government agencies, including states and municipalities where our restaurants are located. Alcoholic beverage control regulations require each Roadhouse Grill restaurant to apply to a state authority and, in certain locations, county and/or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. If a liquor license for any restaurant were lost, revenues for that restaurant would be adversely affected. Alcoholic beverage control regulations relate to numerous aspects of our restaurants, including minimum age of patrons consuming and employees serving alcoholic beverages, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages. In certain states and localities in which we operate, restaurant operations are also subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Any liability under such statutes could have a material adverse effect on our results of operations and financial condition. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, there can be no assurance that our insurance coverage will be adequate.
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

INSURANCE
     We maintain insurance to cover the potential liabilities associated with a number of the risks that we encounter in our business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003, we were effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, we have had fixed cost coverage for workers’ compensation. For employers’ practice liability and general liability coverage, we are effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. We are also essentially self-insured in regards to the medical insurance benefits that we provide to our managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by us for Fiscal Years 2006, 2005 and 2004 were $3.6 million, $3.4 million and $5.0 million, respectively.
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
EMPLOYEES
     As of April 20, 2007, we employed 2,893 persons, of whom 2,636 were restaurant employees, 224 were restaurant management and supervisory personnel, and 33 were corporate personnel. Restaurant employees include both full-time and part-time workers and substantially all are paid on an hourly basis. None of our employees are covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe that our relationship with our employees is satisfactory.
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

NO EXPANSION OF ROADHOUSE RESTAURANT CONCEPT ANTICIPATED
     In light of the Agreement, we do not expect to open additional Roadhouse Grill restaurants in the future. Further, because of capital constraints, we have determined that it is not feasible at this time for us to significantly expand the Roadhouse Grill concept through the opening of additional Roadhouse Grill restaurants.
FRANCHISED RESTAURANTS
     We have limited franchised or licensed operations as of the date of this Form 10-K, and franchise fees and royalties were less than 1% of our revenues for each of the last three fiscal years. The following table sets forth the location of franchised or licensed restaurants open as of May 16, 2007:

Location	Number of Restaurants
Italy	7
Malaysia	2
Sebring, Florida	1
Brazil	2

Total	12

     We currently have five franchisees or licensees: Roadhouse Grill Italia S.R.L, Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”), Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”), both of which are controlled by Berjaya Cayman (see Item 13. “Certain Relationships and Related Transactions”), Investments of South Florida Corp. (“Sebring”), and Brent Empreendimentos e Alimentacao Ltda. (“Roadhouse Grill Brazil”). We previously had agreements with two other franchises, NAHI, Inc. and Roadhouse Operating Company, LLC, but those agreements are no longer in force and effect.
     Upon the closing of the transactions with Duffy’s, the development agreements between us and Roadhouse Grill Hong Kong and us and Roadhouse Grill Asia Pacific, as described below, will be terminated.
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
     In accordance with the terms of the License Agreement, RGI is required to pay us a fixed development fee for each restaurant to be opened in accordance with the development schedule at the earliest to occur of the restaurant opening or the end of the applicable calendar year. In addition, we are entitled to fixed royalty fees at the beginning of each calendar year based on the number of restaurants currently open or scheduled to open by the end of the following calendar year in accordance with the development schedule. The payment obligations of RGI under the License Agreement are guaranteed by the Cremonini Group through an irrevocable guaranty. As of May 16, 2007, there are seven licensed restaurants operating in Italy and RGI has not fully paid us all fees required to be paid under the License Agreement for 2006 and 2007.
     Roadhouse Grill Hong Kong. During January 1996, we entered into a Master Development Agreement with Roadhouse Grill Hong Kong which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, we will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, we will pay 50% of the pre-approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by us in connection with our duties and obligations under the Hong Kong Master Development Agreement. Roadhouse Grill Hong Kong and us will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay us royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by us in connection with the opening of each restaurant. As of May 16, 2007, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Hong Kong Master Development Agreement.
     Roadhouse Grill Asia. During January 1996, we entered into a Master Development Agreement with Roadhouse Grill Asia, which is for an indefinite period of time and provides for the development and franchising of Roadhouse Grill restaurants in countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Asia Master Development Agreement”). The material terms of the Asia Master Development Agreement, including the terms relating to the establishment of an office and the sharing of franchising revenues, office expenses and certain expenses, are substantially the same as those under the Hong Kong Master Development Agreement summarized above. Under the Asia Master Development Agreement, Roadhouse Grill Asia is not required to develop any specific number of restaurants in Asia, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule.
     As of May 16, 2007, there were two Roadhouse Grill restaurants operating in Malaysia under the Asia Master Development Agreement, and we recorded less than $0.1 million in royalty income from those restaurants during fiscal 2006. Historically, royalty income has been offset against interest that we owe to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $0.1 million as of April 30, 2006. Once the royalty receivable exceeds the payable to Berjaya, we expect to begin collecting the earned royalty fees. We anticipate that the amounts due from Berjaya to us through the closing of the transactions with Duffy’s will be netted against amounts due at that date from us to Berjaya.
     Roadhouse Grill Brazil. In May 1999, we entered into a Master Development Agreement with Roadhouse Grill Brazil, which provides for the development and franchising of Roadhouse Grill restaurants in Brazil. Under the agreement, Roadhouse Grill Brazil is required to open and maintain at least eight Roadhouse Grill restaurants during the first ten years of the term of the agreement. Roadhouse Grill Brazil pays us a one-time franchise fee for each new restaurant opened and an ongoing service fee based on gross sales. Roadhouse Grill Brazil currently operates two Roadhouse Grill restaurants in Brazil. As of May 16, 2007, the receivable due from Roadhouse Grill Brazil was less than $0.1 million.
     Management Agreement with Investments of South Florida Corp. We have a management agreement with this entity, which owns a restaurant located in Sebring, Florida. We operate this restaurant on behalf of this entity and receive management fees and royalties from the operation of this restaurant.
     Ohio franchisee. In March 2002, we entered into a Master Development Agreement with NAHI, Inc., granting the exclusive right to build five restaurants in five years in the Cincinnati/Tri State area of Ohio and Kentucky. In order to maintain these exclusive rights, the franchisee must comply with the terms of the agreement including, but not limited to, opening one restaurant per year. In 2006, we terminated this agreement because the franchisee had not complied with the agreement. No restaurants are currently open pursuant to this Master Development Agreement.
     Roadhouse Operating. Roadhouse Operating entered into an initial franchise agreement and Master Development Agreement with us (the “Roadhouse Operating Master Development Agreement”) in August 1995 for the exclusive development of up to five restaurants, over a period which ended October 31, 1999, in Clark County, Nevada (which includes the Las Vegas, Nevada metropolitan area). Roadhouse Operating initially opened three Roadhouse Grill restaurants. All of these restaurants have been closed.

ITEM 1A. RISK FACTORS
WE HAVE EXPERIENCED SIGNIFICANT LOSSES FROM OPERATIONS AND CASH FLOW PROBLEMS IN THE LAST THREE YEARS.
     During the last three fiscal years, we reported net losses of $10.7 million, $2.4 million, and $6.0 million, respectively, and we have continued to incur losses in Fiscal Year 2007. Further, we have experienced substantial cash flow problems in the past, and continue to incur such problems due to a lack of adequate financing for our business and continuing net losses. We also owe substantial amounts to our vendors and debt holders, including substantial past-due amounts due to taxing authorities. These circumstances raise substantial doubt about our ability to continue as a going concern. There can be no assurance we will ever be able to achieve and sustain positive net income and cash flow positive operations.
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
OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER DUE TO VARIOUS FACTORS BEYOND OUR CONTROL, INCLUDING SEASONALITY.
     Our operating results have in the past and are likely in the future to fluctuate seasonally because of the geographic concentration of our operations in Florida, where 29 of our restaurants are located. Restaurant sales in our Florida restaurants generally increase from November through April, the peaks of the Florida tourism season, and generally decrease from May through October. Further, the results of operations of our Florida restaurants and thereby our overall results of operations have in the past and may continue in the future to be materially adversely affected by declines in tourism in Florida, downturns in the Florida economy or by hurricanes or other adverse weather conditions in Florida. To offset these seasonal trends and to attempt to reduce the decline in sales during the off-season, we generally run special promotions for our customers during off-peak periods and incentive contests for our employees. Also, adverse publicity in Florida relating to Roadhouse Grill restaurants could have a more pronounced effect on our results of operations than might be the case if our restaurants were broadly dispersed geographically. Although we currently have more restaurants outside Florida than inside Florida, our non-Florida restaurants are more broadly disbursed among a wide geographic area, and therefore have not materially affected the historical seasonality of our business.
     In addition to seasonality, our quarterly and annual operating results and our comparable restaurant sales may fluctuate significantly from period to period as a result of a variety of factors, including:
•	The efforts we make (including advertising and promotional programs) to increase our sales, and the success or failure of those programs;

•	The results of our continual efforts to manage our labor costs, food costs, other restaurant costs and corporate expenses;
•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);
•	Our ability to recruit, train and retain qualified management personnel and to obtain sufficient numbers of qualified restaurant employees;
•	The level of competition from existing or new competitors in the markets in which our restaurants are located;
•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally; and
•	U.S. domestic economic conditions, particularly in the markets in which we operate, and the impact of international conflicts on domestic economic conditions.
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
WE COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS, AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.
     The success of our restaurants depends, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at each of our restaurants. Our inability to recruit and retain qualified individuals may delay the opening of new restaurants or result in higher employee turnover in existing restaurants, which could materially and adversely affect our results of operations or business. Our success also depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply. A significant delay in finding qualified employees or high turnover among existing employees could cause our business and results of operations to suffer. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees. Further, a number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. However, Florida, New York, North Carolina, and Ohio, four of the markets in which we operate, have recently increased their minimum wage to $6.67, $7.15, $6.15, and $6.85, respectively. Additionally, Congress is currently debating an increase in the federal minimum wage. As such, since we generally cannot pass these increased costs to consumers, a minimum wage increase may adversely affect financial condition, results of operations or cash flows.
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
OUR FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS COULD HARM OUR BUSINESS AND REPUTATION AND ADVERSELY AFFECT OUR OPERATIONS.
     Our business is subject to federal, state and local regulations with respect to, among other matters, building, fire, health, sanitation and safety. We are also obligated to remit payroll and sales taxes collected, and in that regard, we currently owe significant amounts (including interest and penalties) to various taxing authorities. We are also late in the filing of our federal income tax returns for Fiscal Years 2005 and 2006 and we are not in compliance with certain regulations relating to our 401(k) plan. For a description of these matters, see Notes 3, 12, and 15 of Notes to Financial Statements. We are currently working to bring our tax obligations current and to file all required tax returns.
     Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, safety and working conditions, fringe benefit and citizenship requirements. In particular, we are subject to the regulations of the Immigration and Naturalization Service (INS) (now known as USCIS). Given the location of many of our restaurants, even if we operate those restaurants in strict compliance with INS requirements, our employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in our work force. Further, material increases in unemployment tax rates, minimum wage requirements, sales taxes or the cost of compliance with any applicable law or regulation could materially and adversely affect our business.
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
     We believe that we operate our business within the requirements of applicable federal, state and local laws and regulations governing the operation of retrauants. However, our failure to operate in accordance with any or all of such regulations, or an allegation that we are operating in violation of such regulations, even if it turns out not to be true, could have a material adverse impact on our business, financial position or results of operations.
WE ARE SELF-INSURED IN CERTAIN OF OUR INSURANCE COVERAGES.
     We maintain insurance to cover the potential liabilities associated with a number of the risks that we may encounter in our business operations. These include property and flood coverage, auto, workers’

compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability, include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar year 2003, we were effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar year 2003, we have had fixed cost coverage for workers’ compensation. For employer’s practice liability and general liability coverage, we are effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. We are also essentially self-insured in regard to the medical insurance benefits that we provide to our managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits.
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
APPROXIMATELY 71% OF OUR OUTSTANDING COMMON STOCK IS CONTROLLED BY ONE SHAREHOLDER, WHICH WILL LIMIT OTHER SHAREHOLDERS’ ABILITY TO INFLUENCE CORPORATE MATTERS.
     Berjaya Cayman, the ultimate parent of which is Berjaya Corporation Berhad, a diversified holding company headquartered in Malaysia, beneficially owns approximately 66.5% of our outstanding common stock. Berjaya Corporation Berhad also controls Prime, through certain intermediate affiliates, which owns approximately 5% of our outstanding common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result, Berjaya Cayman is able to control major decisions of corporate policy, elect our entire board of directors and determine the outcome of any major transaction or other matters submitted to our shareholders, including potential mergers or acquisitions, and amendments to our articles of incorporation. As a result of Berjaya Cayman’s control of more than a majority of our outstanding shares, the ability of our other shareholders to influence decisions regarding such matters is limited.

ITEM 2. PROPERTIES
     As of May 16, 2007, all of our company-owned open restaurants were located in leased space. Initial lease expirations range from five to 20 years, with the majority of the leases providing us with renewal options extending the lease term. All of our leases provide for a minimum annual rent, and several leases call for annual or other escalations at various points in the lease term or for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are triple net leases, which require us to pay the costs of insurance, taxes and a portion of the lessors’ operating costs. We believe that our facilities are in satisfactory condition, are suitable for their intended use and are, in the aggregate, sufficient for our present business needs.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     In the fourth quarter of the 2006 fiscal year, we called a meeting of our stockholders to consider and vote on a proposed merger between us and Steakhouse. Our shareholders submitted proxies overwhelmingly voting in favor of the proposed merger. However, because of Steakhouse’s inability to obtain the financing required to complete the merger transaction, the vote on the merger was not held and as described above, the merger agreement was terminated.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
     As of May 16, 2007, we had outstanding 29,220,663 shares of common stock, par value $0.03 per share. Our common stock is currently quoted on the Pink Sheets under the symbol “GRLL.PK.”
     The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the common stock, as reported on the Pink Sheets:

	High ($)	Low ($)
FISCAL 2005
First Quarter	$0.35	$0.05
Second Quarter	$0.16	$0.12
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.45	$0.19

FISCAL 2006
First Quarter	$0.40	$0.14
Second Quarter	$0.37	$0.20
Third Quarter	$0.70	$0.26
Fourth Quarter	$0.74	$0.10

FISCAL 2007
First Quarter	$0.60	$0.10
Second Quarter	$0.45	$0.10
Third Quarter	$0.40	$0.05
Fourth Quarter	$0.43	$0.05
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
SHAREHOLDERS OF RECORD
     As of April 9, 2007, there were 91 holders of record of our common stock.
EQUITY COMPENSATION PLAN INFORMATION
     See Item 11. “Executive Compensation”

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth for the periods and dates indicated selected financial data of the Company. The following should be read in conjunction with the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.
STATEMENT OF OPERATIONS DATA

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Total Revenues	$115,995	$120,273	$126,708	$140,924	$158,982

Cost of restaurant sales:
Food and beverage	38,976	42,758	44,617	47,439	55,066
Labor and benefits	39,816	38,213	40,241	47,860	51,817
Occupancy and other	31,011	30,177	28,912	34,567	37,580
Pre-opening expenses	—	—	120	124	477

Total cost of restaurant sales	109,803	111,148	113,890	129,990	144,940
Depreciation and amortization	5,416	5,708	6,402	7,460	8,991
General and administrative expenses	7,770	6,775	6,506	6,956	9,106
Asset impairment	603	1,768	964	5,854	7,507
Restructuring charge	—	—	—	46	5,086
Reorganization expenses	—	—	—	2,726	876

Total operating expenses	123,592	125,399	127,762	153,032	176,506

Operating (loss)	(7,597)	(5,126)	(1,054)	(12,108)	(17,524)

Other income (expense):
Gain on extinguishment of debt	—	7,102	—	—	—
Interest expense, net	(1,268)	(1,550)	(3,236)	(2,289)	(3,810)
(Loss) on disposal of fixed assets	(20)	(22)	(19)	75	(60)

Total other income (expense)	(1,288)	5,530	(3,255)	(2,214)	(3,870)

Income (loss) from continuing operations before income taxes	(8,885)	404	(4,309)	(14,322)	(21,394)
Income tax expense (benefit)	29	75	(1)	(1,241)	49

(Loss) income from continuing operations	(8,914)	329	(4,308)	(13,081)	(21,443)
(Loss) income from discontinued operations	(1,807)	(2,770)	(1,669)	1,838	—

Net (loss)	$(10,721)	$(2,441)	$(5,977)	$(11,243)	$(21,443)

Basic and diluted net (loss) per common share	$(0.37)	$(0.08)	$(0.20)	$(0.56)	$(2.21)

Weighted average common shares outstanding (basic and diluted)	29,220,663	29,220,663	29,220,663	20,000,744	9,708,741

BALANCE SHEET DATA

	On the last day of
(dollars in thousands)	Fiscal 2006(1)	Fiscal 2005(1)	Fiscal 2004	Fiscal 2003	Fiscal 2002(2)
Cash and cash equivalents	$66	$810	$1,181	$2,956	$3,193
Total current assets	2,511	3,890	3,804	7,393	7,618
Property and equipment	19,368	23,772	49,512	60,024	71,304
Total assets	25,108	31,714	57,314	71,304	83,354
Total current liabilities	25,189	17,164	17,856	19,474	10,888
Liabilities subject to compromise – Pre-petition	—	—	—	—	54,757
Liabilities subject to compromise – GAP	—	—	—	—	2,181
Debt, including current portion	7,223	5,047	32,666	39,559	—
Obligations under capital leases, including current portion	2,343	2,637	5,398	6,714	—
Liabilities from discontinued operations, including current portion	2,054	3,341	—	—	—
Total liabilities	33,406	29,328	52,506	60,519	67,826
Total shareholders’ (deficit) equity	(8,298)	2,386	4,808	10,785	15,528

(1)	Amounts do not include balances classified as discontinued operations.
(2)	For fiscal year 2002, total current liabilities, long-term debt, capital lease debt and total liabilities do not include liabilities classified as subject to compromise.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
     We operate, franchise and license high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” As of May 16, 2007, there were 57 company-owned Roadhouse Grill restaurants, 29 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina.
INVESTMENT BANKING PROCESS AND SALE OF ROADHOUSE GRILL
     In recent years, our business has been hampered by heavy debt and shortfalls of working capital to operate our business. We have also been unable to increase restaurant sales due to our lack of adequate resources to advertise our restaurants, a very competitive restaurant market, and general economic conditions. Further, we have experienced food cost increases arising from adverse market conditions, only a portion of which has been or can be passed on to our customers. All of these factors have caused us to report net losses in the last few years. Additionally, we owe substantial payroll and sales taxes to taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. These circumstances raise substantial doubt about our ability to continue as a going concern.
     On April 25, 2005, we engaged the investment banking firm of J. H. Chapman, L.L.C. to explore strategic alternatives. Between April 25, 2005 and November 17, 2005, we engaged in a search for potential strategic alternatives. This ultimately led to our decision, on November 17, 2005, to enter into a merger agreement with Steakhouse Partners, Inc. (“Steakhouse”). The merger was contingent upon Steakhouse receiving sufficient financing to complete the transaction. Steakhouse was unable to obtain such financing, and on March 15, 2006, we terminated the merger agreement with Steakhouse.
     Following the termination of the merger agreement with Steakhouse, we continued to explore our strategic options, and on April 6, 2007 we entered into an agreement with Duffy’s Holdings, Inc. pursuant to which Duffy’s will acquire all of our outstanding common stock in a series of transactions. See Item 1. “Business – Recent Developments.”
     If the transactions contemplated by the agreement with Duffy’s are completed, Duffy’s will infuse $11 million into us at the closing, $9 million of which will be infused as equity and $2 million of which will be infused as loans. These funds will be used by us to pay past due taxes, expenses relating to or arising out of the transaction with Duffy’s and the costs of purchasing the shares held by our minority shareholders for cash. As part of the Duffy’s transaction, the senior debt due to our majority shareholder will also be reduced and recast so that the debt due to our majority shareholder will no longer be in default.
     If we are unable to complete the transactions contemplated by the agreement with Duffy’s, we will seek to secure additional financing from our majority shareholder or other sources. In that regard, our majority shareholder is not obligated to provide any such additional financing to us and has not indicated its willingness to do so. Our inability to obtain such additional financing would likely have a material adverse effect on our business, results of operations and financial condition, and we could be forced to curtail operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a going concern modification in their audit report on our financial statements at April 30, 2006 and for the fiscal year then ended as a result of these contingencies.

LOANS FROM OUR MAJORITY SHAREHOLDER AND OUR CHIEF EXECUTIVE OFFICER
     In August 2005, we entered into a loan agreement with our principal shareholder under which we initially borrowed $1.25 million. In October 2005, we entered into an amended and restated loan agreement with our principal shareholder under which we borrowed an additional $2.0 million. In each of March and May 2006, the loan agreement was further amended, thereby allowing us to borrow, in the aggregate, an additional $1.6 million. The loan was further increased in July 2006 to its current borrowing level. The loan is currently in default. At the date of this Form 10-K, we owe our majority shareholder approximately $8.1 million, including accrued but unpaid interest.
     In addition, as part of its agreement to make the loan in October 2005, we issued a common stock purchase warrant (the “Warrant”) to our majority shareholder allowing it to purchase, for nominal consideration, 4,474,337 shares of our authorized but unissued common stock (the “Shares”). Under the terms of the Warrant, as amended, our majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Warrant will be canceled as part of the transaction contemplated by the agreement with Duffy’s. For accounting purposes, no value has been assigned to the Warrant at date of grant due to the fact that the Warrant was expected to be cancelled if a financing or sale transaction is completed. During the first quarter of fiscal 2007, we will record a charge equal to the fair value of the Warrant.
     In September 2005, our Chief Executive Officer, Ayman Sabi, loaned us $120,000, which was used for working capital. In May 2006, Mr. Sabi loaned us an additional $100,000. See Note 22 to Notes to Financial Statements.
IMPACT OF HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of our South Florida restaurants were heavily damaged in the storm, and all of our South Florida restaurants that were temporarily closed due to the hurricane have reopened. We had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. We do not intend to reopen this restaurant. All of our other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in our South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. We have filed insurance claims with respect to our losses, including claims for business interruption. In the aggregate, as of April 30, 2006, we had received $0.5 million in proceeds as partial settlement on our Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. At this time, we are unable to determine the amount of any additional insurance recoveries in excess of such receivable with respect to its Hurricane Katrina losses.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of our restaurants. Our South Florida restaurants had varying degrees of damage from the storm. However, all of these restaurants have since reopened. An aggregate of 145 full or partial days of sales were lost in our South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, our corporate office was closed for an eight-day period. We filed insurance claims with respect to our losses, including claims for business interruption. In the aggregate, as of April 30, 2006, we had received $0.3 million in proceeds as full settlement on our Hurricane Wilma insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane.

OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. In each of the fiscal years ended April 30, 2006 and April 24, 2005, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, in each of Fiscal Years 2006 and 2005. Franchise and management fees during fiscal 2006 and 2005 accounted for less than 1% of our revenues.
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
     Of our 57 currently operating company-owned restaurants, one was opened in June 2003. Further, we closed one restaurant in July 2003 in conjunction with the sale of the related leasehold and we sold a second restaurant in April 2004. Two additional restaurants were closed in March and July 2005 upon expiration or termination of the related leases. We also closed eight restaurants in Fiscal Year 2006. No additional company-owned restaurants are expected to be opened in Fiscal Year 2007 or 2008.
CRITICAL ACCOUNTING POLICIES
     Our accounting policies are more fully described in Note 2 of the Notes to our Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our Financial Statements.
PROPERTY AND EQUIPMENT
     We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly review the performance of our individual restaurants to identify possible under-performing operations that should be assessed for possible impairments of long-lived assets. In that regard, we recorded impairment charges during Fiscal Years 2006, 2005 and 2004. See “Results of Operations” below. As part of this analysis, management considers factors that have in the past and may continue in the future to impact operating results. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future estimated net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLE ASSETS
     We account for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 30, 2006, we had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.1 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 31, 2005, the date on which we completed our last annual goodwill impairment test, we determined that we had no impairment of goodwill. We will continue to assess the value of its goodwill in Fiscal Year 2007 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.
USE OF ESTIMATES
     The preparation of the Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Amounts reported in our Financial Statements that are based, in part, on the use of estimates include reserves relating to the collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by us, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and the liability for unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. We constantly re-evaluate these significant factors and make adjustments to estimates where facts and circumstances dictate.
     We believe that the assumptions and other factors used to determine these estimates are reasonable and that, with the exception of insurance reserves relating to claim costs required to be funded by us, changes in these assumptions would not have a material impact on our financial position or results of operations. In regard to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by us and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under our insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Balance Sheet. As of April 30, 2006 and April 24, 2005, total recorded insurance reserves, included in accrued expenses, were $1.6 million each.
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
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

Statement of operations data:	Fiscal 2006	Fiscal 2005	Fiscal 2004
Total revenues:	100.0%	100.0%	100.0%
Cost of restaurant sales:
Food and beverage	33.6	35.6	35.2
Labor and benefits	34.3	31.8	31.8
Occupancy and other	26.7	25.0	22.8
Pre-opening expenses	—	—	0.1

Total cost of restaurant sales	94.6	92.4	89.9

Depreciation and amortization	4.7	4.8	5.0
General and administrative expenses	6.7	5.6	5.1
Asset impairment	0.5	1.5	0.8

Total operating expenses	106.5	104.3	100.8

Operating loss	(6.5)%	(4.3)%	(0.8)%

	Subsequent
	to April 30,
Restaurant Data:	2006	Fiscal 2006	Fiscal 2005	Fiscal 2004
Company-owned restaurants:
Beginning of period	60	68	69	70
Opened	—	—	—	1
Closed	(3)	(8)	(1)	(2)

End of period	57	60	68	69

Franchised and licensed restaurants:
Beginning of period	12	12	11	9
Opened	—	—	1	2
Closed	—	—	—	—

End of period	12	12	12	11

Total restaurants:
Beginning of period	72	80	80	79
Opened	—	—	1	3
Closed	(3)	(8)	(1)	(2)

End of period	69	72	80	80

FIFTY-THREE WEEKS ENDED APRIL 30, 2006 (“FISCAL YEAR 2006”) COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 24, 2005 (“FISCAL YEAR 2005”)
     Total revenues. Total revenues decreased $4.3 million, or 3.6%, from $120.3 million for Fiscal Year 2005 to $116.0 million for Fiscal Year 2006. This decrease is primarily attributable to the lost revenues resulting from hurricanes, a reduction in sales generally at comparable restaurants (including sales indirectly lost due to the impact of the hurricanes on customer dining habits during the weeks over which the two storms occurred) and the closing of one restaurant as a result of Hurricane Katrina. Management believes that the decrease in sales is also attributable to intense competition from new and existing restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. Sales from restaurants closed in Fiscal Year 2005 or 2006 were $8.9 million in Fiscal Year 2005 compared to $3.3 million in Fiscal Year 2006.
     Food and beverage. Food and beverage costs decreased $3.8 million, or 8.9%, to $39.0 million for Fiscal Year 2006 from $42.8 million for Fiscal Year 2005. As a percentage of revenues, food and beverage costs decreased by 1.8% to 33.6% for Fiscal Year 2006 from 35.6% for Fiscal Year 2005. The decrease in both dollars and as a percentage of revenues is primarily attributable to lower revenues (lower food purchases in light of lower sales) offset in part by higher beef and produce prices. We have attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appeared to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed. However, although there can be no assurances, we will continue to evaluate and implement changes designed to reduce food costs.
     Labor and benefits. Labor and benefits costs increased $1.6 million, or 4.2%, to $39.8 million for Fiscal Year 2006 from $38.2 million for Fiscal Year 2005. As a percentage of revenues, labor and benefits costs increased 2.5% to 34.3% for Fiscal Year 2006 from 31.8% for Fiscal Year 2005. The increase as a percentage of revenues is due to the impact of the decline in revenues and the fixed nature of a significant portion of our labor and benefits, partially offset by a reduction in workers’ compensation and group health insurance expense.
     Occupancy and other. Occupancy and other costs increased $0.8 million, or 2.6%, to $31.0 million for Fiscal Year 2006 from $30.2 million for Fiscal Year 2005. As a percentage of revenues, occupancy and other was 26.7% for Fiscal Year 2006 compared to 25.1% for Fiscal Year 2005. The increase, both in dollars and as a percentage of revenues, is primarily attributable to increases in rental costs pursuant to the various leases we have for our company owned locations and the sale-leaseback transaction we undertook in 2004.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.3 million, or 5.3%, to $5.4 million for Fiscal Year 2006 from $5.7 million for Fiscal Year 2005. Depreciation and amortization expense was approximately the same percentage of revenues in both Fiscal Year 2006 and Fiscal Year 2005. The decrease is due to certain equipment becoming fully depreciated during the period and asset impairments recorded in fiscal years 2005 and 2006 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.
     General and administrative. General and administrative costs increased $1.0 million, or 14.7%, to $7.8 million for Fiscal Year 2006 from $6.8 million for Fiscal Year 2005. The increase is primarily attributable to increased rent (as a result of the sale and leaseback of the corporate headquarters building in December 2003), bank fees and salaries for additional field management personnel, offset to some extent by a reduction in group health insurance. As a percentage of revenues, general and administrative costs increased 1.1% from 5.6% for Fiscal Year 2005 to 6.7% for Fiscal Year 2006. The increase as a percentage of revenues is also the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Asset impairment. Asset impairment charges totaling $0.6 million, or 0.5% of revenues, were recorded for Fiscal Year 2006 relating to equipment at restaurants that have previously been recognized as impaired. We recorded asset impairment charges during Fiscal Year 2005 totaling $1.8 million, or 1.5% of revenues, relating to equipment at restaurants that have previously been recognized as impaired and four other restaurants that were not performing as expected, one of which was closed upon the expiration of the lease in 2006
     Gain on extinguishment of debt. During Fiscal Year 2005, we recognized a $7.1 million gain relating to the repayment of debt at a discount as a result of the sale/leaseback of 11 properties. See further discussion above.
     Interest expense, net. Total interest expense decreased $0.3 million, or 18.8%, to $1.3 million for Fiscal Year 2006 from $1.6 million for Fiscal Year 2005. The decrease was primarily due to the reduction in outstanding debt resulting from debt payments made between these periods, including the early payment of debt from the proceeds of the August 2004 sale/leaseback transaction.
     Income taxes. Total income tax expense for Fiscal Year 2006 and Fiscal Year 2005 was $0.1 million and was related to federal alternative minimum tax as well as state and local taxes. We did not recognize a tax benefit relating to the operating losses for fiscal years 2006 or 2005 because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
FIFTY-TWO WEEKS ENDED APRIL 24, 2005 (“FISCAL YEAR 2005”) COMPARED TO THE FIFTY-TWO WEEKS ENDED APRIL 25, 2004 (“FISCAL YEAR 2004”)
     Total revenues. Total revenues decreased $6.4 million, or 5.1%, from $126.7 million for Fiscal Year 2004 to $120.3 million for Fiscal Year 2005. This decrease is primarily attributable to the lost revenues resulting from the hurricanes (estimated to be approximately $1.3 million less $0.4 million reimbursed by insurance), a reduction in sales generally at comparable restaurants (including sales indirectly lost due to the impact of the hurricanes on customer dining habits during the six weeks over which the four storms occurred) and the closing of three restaurants in July 2003, April 2004 and March 2005 as a result of the sale of the related property interests or expiration of the related lease. For the same reasons, sales at comparable restaurants for Fiscal Year 2005 decreased 5.8% compared with sales for Fiscal Year 2004. Removing the estimated impact of the hurricanes, same restaurant sales for Fiscal Year 2005 were 4.9% below those for Fiscal Year 2004. This decrease results from a reduction in customer headcount, partially offset by an increase in check average resulting from the menu price changes implemented in October 2003 and May 2004 as discussed below. Management believes that the decrease in headcount is attributable to intense competition from new and existing restaurants in many of the markets in which our restaurants operate, the impact of the hurricanes and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives. Sales from restaurants closed in Fiscal Year 2004 and 2005 were $8.9 million in Fiscal Year 2005 compared to $12.7 million in Fiscal 2004.
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
     Food and beverage. Food and beverage costs decreased $1.9 million, or 4.3%, to $42.8 million for Fiscal Year 2005 from $44.7 million for Fiscal Year 2004. As a percentage of revenues, food and beverage costs increased by 0.4% to 35.6% for Fiscal Year 2005 from 35.2% for Fiscal Year 2004. The decrease in dollars is attributable to the reduction in revenues. The increase as a percentage of revenues is primarily attributable to increases in beef and produce prices. During October 2003, in response to the continued increased beef prices, we modified our menu pricing on certain items. This increase averaged approximately 3% based on the sales mix at the time of the increase. We also implemented changes in our menu, including price changes on certain items, in May 2004 that represented an additional average price increase of approximately 3% based on the sales mix at the time of the increase. In addition, we attempted to reduce our overall food costs by featuring lower food cost, generally non-beef, menu items in our advertising materials and through commitments to purchase meat products at fixed prices in certain instances in which market conditions appeared to indicate an expected rise in prices. Management cannot project the period over which the existing prices will continue to exist and when or if food costs will decline (as a percentage of revenues) to the historic levels that previously existed.
     Labor and benefits. Labor and benefits costs decreased $2.0 million, or 5.0%, to $38.2 million for Fiscal Year 2005 from $40.2 million for Fiscal Year 2004. As a percentage of revenues, labor and benefits costs was 31.8% in both Fiscal Year 2005 and Fiscal Year 2004.
     Occupancy and other. Occupancy and other costs increased $1.3 million, or 4.5%, to $30.2 million for Fiscal Year 2005 from $28.9 million for Fiscal Year 2004. As a percentage of revenues, occupancy and other was 25.1% for Fiscal Year 2005 compared to 22.8% for Fiscal Year 2004. The increase, both in dollars and as a percentage of revenues, is primarily attributable to increased rent as a result of the August 2004 sale/leaseback of 11 properties, offset to some extent by reductions in marketing expense and equipment rental expense resulting from the expiration of certain equipment leases. The increase as a percentage of revenues is further impacted by the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.7 million, or 10.9%, to $5.7 million for Fiscal Year 2005 from $6.4 million for Fiscal Year 2004. As a percentage of revenues, depreciation and amortization expense decreased 0.4% to 4.7%, from 5.1% during these periods. The decrease, both in dollars and as a percentage of revenues, is due to certain equipment becoming fully depreciated during the period, the sale and leaseback of the 11 properties described above and asset impairments recorded in fiscal years 2004 and 2005 that reduced the carrying value of our property and equipment, offset to some extent by depreciation of additional assets purchased.
     General and administrative. General and administrative costs increased $0.3 million, or 4.6%, to $6.8 million for Fiscal Year 2005 from $6.5 million for Fiscal Year 2004. The increase is primarily attributable to increased rent (as a result of the sale and leaseback of the corporate headquarters building in December 2003), bank fees and salaries for additional field management personnel, offset to some extent by a reduction in group health insurance. As a percentage of revenues, general and administrative costs increased 0.5% from 5.1% for Fiscal Year 2004 to 5.6% for Fiscal Year 2005. The increase as a percentage of revenues is also the result of the relatively fixed nature of general and administrative costs compared to reduced revenues.

     Asset impairment. Asset impairment charges totaling $1.8 million, or 1.5% of revenues, were recorded for Fiscal Year 2005 relating to equipment at restaurants that have previously been recognized as impaired and four other restaurants that were not performing as expected, one of which we closed upon the expiration of the lease in 2006. We recorded asset impairment charges during Fiscal Year 2004 totaling $1.0 million, or 0.8% of revenues, relating to three restaurants that were not performing as expected and other restaurants for which impairment charges had previously been recognized.
     (Loss) gain on sale/disposal of fixed assets. During Fiscal Year 2005, we recognized a loss of $22,000 on the sale or disposal of fixed assets, compared to a loss of $19,000 in Fiscal Year 2004.
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

LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Notes 7, 8 and 9 to the Financial Statements for a description of our current outstanding debt and capital and operating lease obligations. As of April 30, 2006, total minimum payments required under our note and lease obligations in 2007, including interest thereon, were $6.9 million.
     The following table summarizes our future contractual cash obligations for each of the next five fiscal years and thereafter as of April 30, 2006 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Long term debt:
Principal	$6,600	$936	$17	$7	—	—	$7,560
Interest	284	20	—	—	—	—	304

Total long-term debt	6,884	956	17	7	—	—	7,864

Capital lease debt:
Principal	1,260	429	341	343	316	760	3,449
Interest	223	198	168	134	98	124	945

Total capital lease debt	1,483	627	509	477	414	884	4,394

Operating leases	8,974	8,595	8,077	7,605	7,410	62,311	102,972
Other commitments	205	140	142	168	—	—	655

Total	$17,546	$10,318	$8,745	$8,257	$7,824	$63,195	$115,885

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Additionally, upon a sale of our company, including the transactions contemplated by the Agreement with Duffy’s, we would be obligated to make certain severance and special incentive compensation payments. See Item 11. “Executive Compensation.”
     Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by us or by our creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long-term debt agreements may be accelerated to the extent that we realize excess cash flow as described in Note 9 to the Financial Statements.
     During the fiscal year ended April 30, 2006, our primary sources of working capital were loans from our majority shareholder, cash provided by operations and proceeds from the sale of food and beverage credits (see Note 19 to the Financial Statements). During 2006, we entered borrowed funds from our majority shareholder and our Chief Executive Officer. See Note 22 of Notes to Financial Statements. We used the proceeds of these loans for working capital in our business.
     We reported net losses in Fiscal Years 2006, 2005, and 2004 and we have continued to incur net losses in Fiscal Year 2007. We have also experienced cash flow constraints over the last few years and as a result we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such tax obligations.

     If the transaction with Duffy’s closes, Duffy’s will infuse $11 million into us, a portion of which will be used to satisfy such past due obligations to taxing authorities. The closing will also reduce the borrowings due to our majority shareholder and will recast the terms of our debt due to our majority shareholder such that such debt such that it will no longer be in default.
     If we are unable to complete the transactions contemplated by the agreement with Duffy’s, we will seek to secure additional financing from our majority shareholder or other sources, and in that regard, our majority shareholder is not obligated to provide any such additional financing to us and has not indicated a willingness to do so. However, our inability to obtain such additional financing would likely have a material adverse effect on our business, results of operations on financial condition and we could be forced to curtail operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a going concern modification in their audit report on our financial statements at April 30, 2006 and for the fiscal year then ended as a result of these contingencies.
SUMMARY OF CASH FLOWS
     Cash provided by operating activities during Fiscal Year 2006 was $0.5 million, compared with $5.5 million provided by operating activities during Fiscal Year 2005. The primary sources of cash for each Fiscal Year were the net income generated from operations excluding non-cash expenses including depreciation, amortization and asset impairments and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company. The primary use of cash during the fifty-three weeks ended April 30, 2006 was cash used to support operations.
     Cash used in investing activities during Fiscal Year 2006 was $1.6 million, compared to $15.3 million provided by investing activities during Fiscal Year 2005. Cash used in investing activities in Fiscal Year 2006 and Fiscal Year 2005 to purchase property and equipment was $1.6 million and $0.9 million, respectively. Sources of cash provided by investing activities during Fiscal Year 2005 primarily consisted of proceeds from sales of property and equipment, which was primarily derived from the August 2004 sale/leaseback transaction.
     Cash provided in financing activities during Fiscal Year 2006 was $1.3 million, compared to $20.0 million used by financing activities during Fiscal Year 2005. Cash used in financing activities in Fiscal Year 2005 consisted of repayments of long term debt and capital lease obligations, including early debt payments from proceeds of the sale/leaseback transactions during the 2005 Fiscal Year.
     Cash used in discontinued operations in Fiscal Year 2006 was $0.9 million, compared to $1.2 million used in Fiscal Year 2005. In each of Fiscal Year 2006 and Fiscal Year 2005, these expenses primarily related to wind-down costs in restaurants to be closed and debt and capital lease payments relating to such restaurants.
CAPITAL EXPENDITURES
     We did not open any new restaurants during Fiscal Year 2006 or 2005. We do not currently have any additional company-owned restaurants under development for Fiscal Year 2007 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources would be needed to open new restaurants. Should cash from operations be insufficient for future expansion and additional capital through debt and equity sources be unavailable, we will not be able to open additional restaurants.
SEASONALITY AND QUARTERLY RESULTS
     Our operating results fluctuate seasonally because of our geographic concentration. Of the 57 restaurants currently owned and operated by us, 29 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods.
     In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward-Looking Statements.
IMPACT OF INFLATION
     The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In that regard, the Florida Constitution and state regulations of New York were recently amended to increase the minimum wage payable to Florida and New York employees. These changes in New York and Florida were effective in January and May, 2005, respectively. The minimum wage payable to our New York employees was further increased in January 2007, and the minimum wage payable to our North Carolina and Ohio employees was also increased in January 2007. Management believes that the impact of changes in the minimum wage laws will be offset by other changes in our operations.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On July 28, 2006, Grant Thornton, LLP (“Grant Thornton”) informed us that it was resigning as our independent registered public accountant. Grant Thornton’s audit reports on our financial statements for the fiscal years ended April 24, 2005 and April 25, 2004 did not contain an adverse opinion or disclaimer or opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the subsequent interim period preceding Grant Thornton’s resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its opinion on our consolidated financial statements for such year, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
     On October 9, 2006, we appointed Rachlin Cohen and Holtz LLP (“Rachlin”) as our independent registered public accountant effective for the fiscal year ended on April 30, 2006. Prior to such date, we did not consult with Rachlin regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Rachlin or (iii) any other matter that was the subject of a disagreement between us and our former auditor as described in Item 304(a)(1)(v) of Regulation S-K. The appointment of Rachlin as our independent registered independent public accounting firm was approved by the Audit Committee of our Board of Directors.
ITEM 9A. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and acting principal financial officer has concluded that as of April 30, 2006, as more particularly described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and acting principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     Our registered independent public accounting firm, Rachlin, Cohen & Holtz, LLP, has advised us that in connection with the completion their audit of our financial statements for Fiscal Year 2006, they noted an internal control deficiency constituting a material weakness as defined in professional standards. The deficiency noted related to our not having sufficient qualified accounting staff to prepare complete and accurate financial statements. As a result of our lack of sufficient personnel with an appropriate level of knowledge, experience and training in the application of GAAP and internal controls over financial reporting, we have had to rely on services of consultants who are not our employees. This, coupled with our cash flow constraints, has caused us to fall significantly behind in our SEC reporting obligations. We have also been trying to complete a sale of our business since 2005. In June 2006, our Chief Financial Officer resigned to pursue other interests. Subsequently, in August 2006, our Chief Accounting Officer resigned. We have not replaced these persons, due to our continuing efforts to sell our company, and our Chief Executive Officer is currently acting as both our Chief Financial Officer and our Chief Accounting Officer. In that regard, we recently entered into an agreement with Duffy’s to sell all of our outstanding common stock to Duffy’s in a series of transactions. See Item 1. “Business.” If the Duffy’s transaction does not close, we intend to hire a new Chief Financial Officer and Chief Accounting Officer, which we believe will correct the enumerated material weakness.
     There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect on, the internal controls subsequent to the date of their evaluation in connection with the preparation of this Form 10-K, except as described above.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE OFFICERS
     The names of our executive officers and certain information with respect to each of them is set forth below.

Name	Age	Position
Ayman Sabi	43	President, Chief Executive Officer, and acting Chief Financial Officer
Alain K.K. Lee	49	Executive Vice President and Corporate Secretary
Mark Rogers	43	Vice President of Operations
     Ayman Sabi has been our President and Chief Executive Officer since February 1998. He served as Chairman of our Executive Committee from November 1997 to February 1998. Effective in June 2006, Mr. Sabi became our acting Chief Financial Officer. Mr. Sabi became a director in February 1997. Mr. Sabi has served as the Chairman and Chief Executive Officer of SABi International Developments, Inc., a trading, contracting and investment company which owns, operates and invests in various restaurant and retail concepts, both domestically and internationally since 1989.
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
     Mark Rogers has been our Vice President of Operations since January 2003. Previously, he was our Senior Director of Operations from October 2000 to June 2002. Prior to joining us, Mr. Rogers: was (i) from September 1997 to October 2000, a Regional Director with Uno’s, where he was responsible for seven company stores and seven franchise locations, (ii) from May 1991 to September 1997, a District Manager with Applebee’s responsible for six restaurants and instrumental in beginning a new concept called “Chevy Chase Grill,” (iii) from February 1988 to May 1991, the Executive Food and Beverage Manager at Catawba Island Club where he was responsible for all aspects of the food and beverage department for this private fine dining and casual theme resort restaurant, and (iv) from June 1981 to February 1988 he held various positions with T.G.I. Fridays.
DIRECTORS
     The names of our directors and certain information with respect to each of them are set forth below. In each case, the directors have been elected to serve until their successors are duly qualified and elected.

Name	Age	Director Since
Ayman Sabi	43	February 1997
Alain K.K. Lee	49	January 1998
Ronald J. Buck	43	September 2002
Nathan D. Benn	44	September 2002
Francis Lee	49	May 2006

     For biographical information about Messrs. Sabi and Alain K.K. Lee, see “Executive Officers” above.
     Ronald J. Buck is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is one of our debt holders. See Item 13 – Certain Relationships and Related Transactions. From 1995 to 1998, Mr. Buck was a bond analyst in Standard and Poor’s retail and restaurant group. Mr. Buck served in various positions in Chase Manhattan Bank from 1989 to 1995, and in the last three years as a Vice President in the Recovery and Restructuring Department. Mr. Buck is a member of our Board’s Audit Committee and Compensation Committee.
     Nathan D. Benn, is currently the Chief Financial Officer of Scenic Homes, Inc. Previously, he served as Director and Chief Financial Officer of the Florida Division of Buckhead Beef, which has a contract with us to supply beef to our food purveyor for resale to our restaurants. Prior to his employment with Buckhead Beef, he served as Chief Financial Officer of Colorado Boxed Beef Company beginning in October 2000. From August 1997 to September 2000, Mr. Benn was Chief Financial Officer of Cutrale Citrus Juices USA, Inc. Mr. Benn also served as Vice President and General Manager of Rouse Rubber Industries, Inc. from December 1995 to July 1997; and Corporate Controller/Director of MIS of Choctaw Maid Farms, Inc. from December 1992 to November 1995. Mr. Benn is a certified public accountant. Mr. Benn is a member of our Board’s Audit Committee and Compensation Committee and is the qualified financial expert on the Audit Committee.
     Francis Lee is currently a senior executive of Berjaya Group Berhad, the parent company of our majority shareholder. He has held this position for more than the last five years.
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
     Based solely on a review of the copies of such reports furnished to us, or written representation that no such reports were required, we believe that for the fiscal year ended April 30, 2006, all of our officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them.
Code of Ethics
     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We will provide a copy of the code of ethics upon a written request to us, attention, CEO.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth the compensation paid to our Executive Officers whose compensation exceeded $100,000 in Fiscal Year 2006. The individuals included in this table are collectively referred to as the “Named Executive Officers”

NAME AND PRINCIPAL	Fiscal		Other Annual	All other
POSITION	Year	Salary	Compensation (1)	Compensation (2)
Ayman Sabi,	2006	$230,557	$64,008	$23,056
President and Chief	2005	228,977	87,078	143,898
Executive Officer	2004	235,547	67,468	23,555

Alain K.K. Lee, Executive Vice	2006	$139,844	$36,473	$13,984
President and	2005	138,885	36,760	13,889
Corporate Secretary	2004	135,288	34,332	13,529

Mark Rogers, Vice	2006	$153,773	—	$—
President of	2005	158,719	—	—
Operations	2004	130,231	—	—

(1)	This amount represents rent and car lease payments made by us for Messrs. Sabi and Lee.

(2)	Represents Supplemental Executive Retirement Plan (SERP) and Key Employee Secured Benefit Plan (KESBP) contributions made by us. Also includes, for fiscal year 2005, bonuses paid to Mr. Sabi totaling $110,000.
OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
     None.
AGGREGATED OPTIONS / SAR GRANTS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS / SAR VALUES

			Number of securities		Value of Unexercised In-
	Shares		Underlying Unexercised		The-Money
	Acquired		Options / SARs at Fiscal		Options/SARs at Fiscal
	on	Value	Year-End (1)		Year-End (1)
	Exercise	Realized	Exercisable (E)		Exercisable (E)
	($)	($)	Unexercisable (U)		Unexercisable (U)
Ayman Sabi	-	-	E - 400,000	U - 0	E - 0	U - 0
Alain K.K. Lee	-	-	E - 200,000	U - 0	E - 0	U - 0
Mark Rogers	-	-	E - 175,000	U - 0	E - 0	U - 0

(1)	All Options awarded under the 2003 Stock Option Plan

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
     We have reserved 1,500,000 shares of common stock for issuance under the plan. At April 30, 2006, options to purchase 1,295,000 shares of common stock at an exercise price of $0.36 per share were outstanding under the plan. Subsequent to April 30, 2006, options to purchase 320,000 shares were forfeited and as of May 16, 2007, options to purchase 975,000 shares remain outstanding. All outstanding options are currently vested.
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
     If the Duffy’s transaction is completed, holders of outstanding stock options will receive $0.10 per share for the shares of common stock underlying their stock options. Messrs. Sabi, Lee, and Rogers’ portion of such payments will be $40,000, $20,000, and $17,500, respectively.
Severance Agreements
     In August 2005, we entered into severance agreements with our executive officers and several of our key employees. Under the severance agreements, we are obligated to pay severance benefits to our executive officers and several of our key employees in the event of a “change of control” (as defined in the agreements) in which such executive officers and key employees are terminated (or, under certain circumstances, voluntarily leave our employment), as follows:
•	Ayman Sabi, our CEO and one of our directors, will receive 18 months of salary and certain benefits;
•	Alain Lee, one of our directors and executive officers, will receive 12 months of salary and certain benefits;
•	Mark Rogers, our Vice President of Operations, will receive 12 months of salary and certain benefits; and
•	David Foulke, our Vice President of Purchasing and MIS, will receive 12 months of salary and certain benefits.
     Severance payments will be made to Mr. Sabi as part of the Duffy’s transaction. Others may also receive severance payments to the extent they are terminated at the time of or following completion of the transaction with Duffy’s.
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
•	Special incentive compensation will be payable under the Plan in the event of a Change of Control (as defined in the Plan) in a transaction (“Transaction”) in which our shareholders are being paid consideration in return for their shares (whether such Transaction is in the form of a sale of more than a majority of our outstanding shares, a merger of us with or into another company in which our existing shareholders receive cash in exchange for their shares, or a sale of all or substantially all of our assets and a subsequent liquidation of us in which our shareholders receive a liquidating distribution in return for their shares). Such special incentive compensation shall be determined using the Transaction Value (defined below) and multiplier determined as follows:
°	if the net payment made or to be made to our shareholders in the Transaction is less than $0.60 per share, than the multiplier with respect to the Transaction shall be 2.0% of the Transaction Value;

°	if the net payment made or to be made to our shareholders is $0.60 per share or higher, but still less than $0.70 per share, than the multiplier with respect to the Transaction shall be 2.5% of the Transaction Value;

°	if the net payment made or to be made to our shareholders is $0.70 per share or higher, but still less than $0.80 per share, than the multiplier with respect to the Transaction shall be 3.0% of the Transaction Value;

°	if the net payment made or to be made to our shareholders is $0.80 per share or higher, but still less than $0.90 per share, than the multiplier with respect to the Transaction shall be 3.5% of the Transaction Value; and

°	if the net payment made or to be made to our shareholders in the Transaction is at least $0.90 per share or higher, than the multiplier with respect to the Transaction shall be 4.0% of the Transaction Value.
     For purposes of the Plan, the Transaction Value shall be determined by multiplying the number of shares of our common stock outstanding (including shares issuable under currently outstanding stock options) immediately prior to the Transaction giving rise to the Change of Control by the net per-share price paid or to be paid to our shareholders in the Transaction (after accounting for payments made under this Plan).
•	The Compensation Committee has determined that our executive officers shall receive the following participation in funds available under the Plan:
°	Ayman Sabi – 27 percent

°	Alain Lee – 17 percent

°	Mark Rogers – 17 percent
     A copy of the 2005 Special Incentive Compensation Plan is Exhibit 10.29 to this Form 10-K and this summary is qualified in its entirety by the full terms of such plan.

     If the Duffy’s transaction is completed, Messrs. Sabi, Lee and Rogers will receive payments of $72,584, $45,701 and $45,701, respectively, under the Special Incentive Compensation Plan.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Neither Mr. Buck or Mr. Benn, the members of the compensation committee, served as officers or employees of ours or any of our subsidiaries during Fiscal Year 2006. Other than as described in Item 13. “Certain Relationships and Related Transactions,” there were no material transactions between us and any of the members of our compensation committee during Fiscal Year 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
Security Ownership of Directors and Named Executive Officers
     The following table indicates the share ownership, at May 16, 2007, of our directors and executive officers, and of all directors and executive officers as a group:

TOTAL SHARES
	BENEFICIALLY	PERCENT OF
NAME OF BENEFICIAL OWNER (1)	OWNED (2)	CLASS
Ayman Sabi (3)	2,781,228	9.5%
Alain K.K. Lee (4)	—	—
Francis Lee (4)	—	—
Ronald J. Buck	—	—
Nathan D. Benn	—	—
Mark Rogers	—	—

(1)	Unless otherwise stated, the address of all beneficial owners is 2703-A Gateway Drive, Pompano Beach, Florida 33069

(2)	Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the U.S. Securities and Exchange Commission. Unless stated otherwise, each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

(3)	Includes (i) 3,450 shares of common stock beneficially owned directly by Mr. Sabi and (ii) 2,777,778 shares owned by Tonto Capital Partners, GP (“Tonto”). Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of our shares that are owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the shares owned by Tonto except to the extent of his proportional interest in Tonto.

(4)	Both Alain K.K. Lee and Francis Lee disclaim any beneficial ownership of the shares of our common stock owned by Berjaya.
Security Ownership of Principal Shareholders
     The following table indicates share ownership, at May 16, 2007, of any individual known to us to be a beneficial owner of more than five percent of our common stock.

	TOTAL SHARES
	BENEFICIALLY	PERCENT OF
NAME OF BENEFICIAL OWNER (1)	OWNED (2)	CLASS
Berjaya Group (Cayman) Limited (3)	19,440,786	66.5%
Tonto Capital Partners, G.P. (4)	2,777,778	9.5%

(1)	Unless otherwise stated, the address of all beneficial owners is 2703-A Gateway Drive, Pompano Beach, Florida 33069

(2)	Information concerning beneficial ownership was furnished by the persons named in the table or derived from documents filed with the U.S. Securities and Exchange Commission. Unless stated otherwise, each person named in the table has sole voting and investment power with respect to the shares beneficially owned.

(3)	Prime Gaming Philippines, Inc. (“Prime”), an affiliated company of Berjaya, beneficially owns 1,388,889 shares or 4.75% of our common stock. In the aggregate, Berjaya and Prime beneficially own 20,829,675 shares or 71.28% of our common stock. The ultimate parent of Berjaya is Berjaya Group Berhad, a diversified holding company headquartered in Malaysia. Berjaya disclaims beneficial ownership over the securities owned by Prime.

(4)	Mr. Sabi, as a general partner of Tonto Capital Partners, GP, is deemed to be the beneficial owner of all of the shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in our shares owned by Tonto except to the extent of his proportional interest in Tonto.
Equity Compensation Plan Information
     The following table provides information, at April 30, 2006, with respect to all of our compensation plans under which equity securities are authorized for issuance.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants, and rights	warrants, and rights	the first column)
Equity compensation plans approved by security holders (1)(2)	1,295,000	$0.36	205,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,295,000	$0.36	205,000

(1)	Under the confirmed plan of reorganization relating to our 2002 bankruptcy proceeding, our 1994 and 1998 stock option plans were terminated and all outstanding options were canceled.

(2)	Effective May 15, 2003, our shareholders approved the 2003 Stock Option Plan. The 2003 Plan reserves an aggregate of 1,500,000 shares for the issuance of options thereunder. During Fiscal Year 2004, 1,395,000 of those options were granted. Options for 105,000 shares were forfeited during Fiscal Year 2005 and Fiscal Year 2006. At April 30, 2006, there were 205,000 options available for issuance under the 2003 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Berjaya Cayman, which beneficially owns approximately 66.5% of our common stock, directly or indirectly owns Roadhouse Grill Hong Kong and Roadhouse Grill Asia. For a description of the franchise relationship between us and Berjaya Cayman, see Item 1. Business.
     On February 14, 2001, Berjaya Cayman loaned us $1.5 million. The loan was evidenced by a promissory note with interest at 10% per annum, was payable by us on demand at any time after August 14, 2001, and was collateralized by intellectual property and certain unencumbered real and personal property. Pursuant to our confirmed plan of reorganization relating to our 2002 bankruptcy, in September 2002 Berjaya Cayman received in full satisfaction of the principal amount of this loan 4,166,667 shares of our common stock at the issue price of $0.36 per share. We currently owe Berjaya Cayman approximately $100,000 of accrued but unpaid interest under this loan. Berjaya Cayman is currently offsetting this amount against royalties due to us under our franchise arrangement with Roadhouse Grill Asia. See Item 1. “Business — Franchised Restaurants”.
     On September 30, 2002 Berjaya Cayman, and its affiliate, Prime Gaming Philippines, Inc, invested and paid $3.5 million and received 9,722,222 shares of common stock at the issue price of $0.36 per share.
     In Fiscal Year 2006 and 2007 we borrowed an aggregate of $7.1 million from our majority shareholder. See Note 9 and 22 of Notes to Financial Statements. At May 16, 2007, approximately $8.1 million was owed to our majority shareholder, including accrued but unpaid interest. As part of the loan, our majority shareholder received a warrant to purchase 4,474,337 shares of our common stock for nominal consideration. See Note 22 of Notes to Financial Statements.
     Tonto Capital Partners, GP is affiliated with Ayman Sabi, our Chief Executive Officer, President and a director. Tonto purchased 2,777,778 shares of our common stock in 2002 for $0.36 per share. Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the shares owned by Tonto except to the extent of his proportional interest in Tonto.
     We have borrowed $220,000 from Mr. Sabi. The loan is payable on demand with interest at the rate of 10% per annum.
     Ronald J. Buck, who is one of our directors, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from us. We currently owe Corsair Special Situations Fund approximately $2.0 million.
     We believe that all of our transactions with related parties are at least as favorable to us as transactions that might have occurred with unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following sets forth the aggregate fees billed to us by Rachlin Cohen and Holtz, LLP, our independent registered public accounting firm for Fiscal Year 2006 and by Grant Thornton, our former independent registered public accounting firm, for Fiscal Year 2005:
Audit Fees
     Fees paid by us for audit services were approximately $110,000 for Fiscal Year 2006 and $141,000 for Fiscal Year 2005, including fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, and fees related to filings with the SEC.
Audit-Related Fees
     Fees paid by us for audit-related services were approximately $10,000 for Fiscal Year 2006 and $8,000 for Fiscal Year 2005, primarily fees for work related to our 401k plan.
Tax Fees
     Fees paid by us for tax services, including tax compliance and tax consulting, were approximately $31,000 in 2006 and $81,000 for Fiscal Year 2005.
All Other Fees
     There were no other fees paid.
     The Audit Committee of the Board of Directors has implemented procedures to ensure that all audit and permitted non-audit services provided to us are pre-approved by the Audit Committee. All of the audit-related, tax and all other services provided by Rachlin Cohen & Holtz, LLP to us in Fiscal Year 2006 and by Grant Thornton in Fiscal Year 2005 and 2004 were approved by the Audit Committee pursuant to these procedures. All non-audit services provided in Fiscal Year 2006 were reviewed with the Audit Committee, which concluded that the provision of such services by Rachlin Cohen & Holtz, LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	The following documents are filed as a part of this Form 10-K.
1.	Financial Statements

The Financial Statements are listed in the accompanying “Index to Financial Statements” on Page F-1.

2.	Financial Statement Schedules

None.

3.	Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically.

Exhibit	Description

2.1	Debtor’s Second Amended and Restated Disclosure Statement in Support of Chapter 11 Plan of Reorganization, as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.2	Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization as Modified, dated June 12, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

2.3	Order Confirming Debtor’s Second Amended and Restated Chapter 11 Plan of Reorganization, as Modified (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 28, 2002).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 27, 2003).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 dated September 26, 1996).

10.2	Master Development Agreement, dated January 5, 1996, between the Company and Roadhouse Grill Asia (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 dated September 26, 1996).

10.3	Addendum to Master Development Agreement, dated August 8, 2003, between the Company and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 26, 2003).

10.4	Addendum to Master Development Agreement, dated August 8, 2003, between the Company and Roadhouse Grill Asia Pacific (HK) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 26, 2003).

Exhibit	Description

10.6	Master Lease Agreement between the Company and Pacific Financial Company, dated June 2, 1997 (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 1997).

10.9	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (H.K.) Limited (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.10	Amendment dated December 1, 1997 to that Master Development Agreement executed January 5, 1996 by and between Roadhouse Grill, Inc. and Roadhouse Grill Asia Pacific (Cayman) Limited (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997).

10.11	Convertible Secured Promissory note, dated February 14, 2001, made by the Company in favor of Berjaya (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the fiscal quarter ended January 28, 2001).

10.12	Roadhouse Grill, Inc. 2003 Stock Option Plan (incorporated by reference to the Company’s Proxy Statement dated April 22, 2003).

10.14	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Funding 2000-A, LP. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.15	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL Income Fund III, LTD. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.16	Promissory Note, dated September 20, 2002, made by the Company in favor of CNL APF Partners, LP. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.17	Promissory Note, dated September 20, 2002, made by the Company in favor of CORSAIR Special Situations Fund LP. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 26, 2003).

10.18	Partnership agreement of Tonto Capital Partners GP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 25, 2004).

10.19	Trademark License Agreement, dated March 3, 2004, between the Company and Roadhouse Grill Italia S.R.L. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2004).

10.20	Purchase Agreement, dated July 28, 2004, between the Company and Sovereign Roadhouse LLC. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 25, 2004).

10.21	Retention Agreement dated as of March 29, 2005 by and between Roadhouse Grill, Inc. and Michael C. Brant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2005).

10.22	Employee Severance Agreement between the Company and Ayman Sabi (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

Exhibit	Description

10.23	Amended and Restated Retention and Severance Agreement between the Company and Michael C. Brant (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.24	Employee Severance Agreement between the Company and Kok Kay (Alain) Lee (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.25	Employee Severance Agreement between the Company and Mark Rogers (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.26	Employee Severance Agreement between the Company and David Foulke (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.27	Employee Severance Agreement between the Company and Dorothy Blalock (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.28	Employee Severance Agreement between the Company and Kenneth Fordik (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.29	Roadhouse Grill, Inc. 2005 Special Incentive Compensation Plan (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.30	Loan Agreement, dated as of August 10, 2005, between Berjaya Group (Cayman) Limited and the Company (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.31	Line of Credit Promissory Note made by the Company in favor of Berjaya Group (Cayman) Limited (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.32	Security Agreement between Berjaya Group (Cayman) Limited and the Company (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for fiscal year ended April 24, 2005)

10.33	Amended and Restated Loan Agreement, dated October 6, 2005, by and between Roadhouse Grill, Inc. and Berjaya Group (Cayman) Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.34	Amended and Restated Line of Credit Promissory Note dated October 6, 2005, by and between Roadhouse Grill, Inc. in favor of Berjaya Group (Cayman) Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.35	Amended and Restated Security Agreement, dated October 6, 2005, by and between Roadhouse Grill, Inc. and Berjaya Group (Cayman) Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.36	Stock Warrant Certificate of the Company in favor of Berjaya Group (Cayman) Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

10.37	Demand Promissory Note dated September 23, 2005, by the Company in favor of Ayman Sabi (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 2, 2005)

Exhibit	Description
10.38	Agreement and Plan of Merger, dated November 17, 2005, by and among the Company, Steakhouse Partners, Inc. and RGI Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005)

10.39	Amendment to Stock Warrant Certificate, dated November 17, 2005 (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 23, 2005).

10.40	Letter Agreement between Berjaya and the Company dated November 17, 2005 regarding the Amended and Restated Loan Agreement (incorporated by reference from Exhibit 10.4 from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 23, 2005).

10.41	Letter Agreement between Berjaya and the Company dated November 17, 2005 regarding the Merger with Steakhouse Partners, Inc. (incorporated by reference from Exhibit 10.5 from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 23, 2005).

10.42	Letter Agreement between Ayman Sabi and the Company dated November 17, 2005 regarding the Merger with Steakhouse Partners, Inc. (incorporated by reference from Exhibit 10.6 from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 23, 2005).

10.43	Second Amended and Restated Loan Agreement, dated March 15, 2006, by and between Berjaya Group (Cayman) Limited and the Company (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2006)

10.43	Second Amended and Restated Line of Credit Promissory Note dated March 15, 2006 by the Company in favor of Berjaya Group (Cayman) Limited (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2006)

10.44	Second Amended and Restated Security Agreement, dated March 15, 2006, by and between Berjaya Group (Cayman) Limited and the Company (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 24, 2006)

10.45	First Amendment to Second Amended and Restated Loan Agreement, dated May 8, 2006, by and between Berjaya Group (Cayman) Limited and the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 22, 2006)

10.46	Third Amended and Restated Line of Credit Promissory Note, dated May 8, 2006 by the Company in favor of Berjaya Group (Cayman) Limited (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 22, 2006)

10.47	Demand Promissory Note dated May 9, 2006 by the Company in favor of Ayman Sabi (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 22, 2006)

10.48	Second Amendment to Stock Warrant Certificate dated June ___, 2006 (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 22, 2006)

10.49	Second Amendment to Second Amended and Restated Loan Agreement, dated July 26, 2006, by and between Berjaya Group (Cayman) Limited and the Company (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2006)

Exhibit	Description
10.50	Fourth Amended and Restated Line of Credit Promissory Note, dated July 26, 2006 by the Company in favor of Berjaya Group (Cayman) Limited (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2006)

10.51	Agreement dated April 6, 2007, by and among Berjaya Group (Cayman) Limited, Prime Gaming Philippines, Inc., Steve Saterbo, Tonto Capital Partners, GP, the Company, RHG Acquisition Corporation, and Duffy’s Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 10, 2007)

10.52	Form of Selling Shareholder Note relating to the Agreement dated April 6, 2007 (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 10, 2007)

10.53	Form of Restructured Berjaya Note relating to the Agreement dated April 6, 2007 (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 10, 2007)

10.54	Form of Bill of Sale to be issued in connection with the Berjaya IP Sale contemplated by the Agreement dated April 6, 2007 (incorporated by reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 10, 2007)

10.55	Credit Card Receivables Advance Agreement with Credit Cash, LLC, dated January 12, 2007.*

10.56	Amended agreement with Credit Cash, LLC dated April 23, 2007.*

31.1	Certification by Chief Executive Officer under Section 302 of Sarbanes-Oxley.*

31.2	Certification by Chief Financial Officer under Section 302 of Sarbanes-Oxley.*

32.1	Certification by Chief Executive Officer under Section 906 of Sarbanes-Oxley.*

32.2	Certification by Chief Financial Officer under Section 906 of Sarbanes-Oxley.*

*	Filed herewith
(b)	Reports on Form 8-K

None

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May, 2007.

ROADHOUSE GRILL, INC.
By:	/s/ Ayman Sabi
Ayman Sabi, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ Ayman Sabi
Ayman Sabi	President, Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer) and Director	May 16, 2007

/s/ Alain K.K. Lee
Alain K.K. Lee	Executive Vice President, Corporate Secretary and Director	May 16, 2007

/s/ Nathan D. Benn
Nathan D. Benn	Director	May 16, 2007

/s/ Ronald J. Buck
Ronald J. Buck	Director	May 16, 2007

/s/ Francis Lee
Francis Lee	Director	May 16, 2007

INDEX TO FINANCIAL STATEMENTS
Fifty-three weeks ended April 30, 2006 (Fiscal 2006), fifty-two weeks ended April 24, 2005 (Fiscal 2005) and fifty-two weeks ended April 25, 2004 (Fiscal 2004)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Roadhouse Grill, Inc.
Fort Lauderdale, Florida
We have audited the accompanying balance sheet of Roadhouse Grill, Inc. as of April 30, 2006 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the fifty-three weeks ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roadhouse Grill, Inc. as of April 30, 2006, and the results of their operations and their cash flows for the fifty-three weeks ended April 30, 2006 in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring net losses and has also experienced cash flow constraints which have resulted in the Company being delinquent in certain payments to creditors, including taxing authorities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ RACHLIN COHEN & HOLTZ LLP
RACHLIN COHEN & HOLTZ
Fort Lauderdale, Florida
May 11, 2007

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Roadhouse Grill, Inc.
We have audited the accompanying consolidated balance sheet of Roadhouse Grill, Inc. and Subsidiaries as of April 24, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fifty-two weeks ended April 24, 2005 and April 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roadhouse Grill, Inc. and Subsidiaries as of April 24, 2005 and the consolidated results of their operations and their consolidated cash flows for the fifty-two weeks ended April 24, 2005 and April 25, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP

Miami, Florida
June 17, 2005 (except for Note 21, as to which
the date is July 5, 2005 and Note 22, as to
which the date is August 10, 2005)

ROADHOUSE GRILL, INC.
BALANCE SHEETS
April 30, 2006 and April 24, 2005
($ in thousands, except share data)

	April 30, 2006	April 24, 2005
Assets
Current assets:
Cash and cash equivalents	$66	$810
Accounts receivable, net of allowance for doubtful accounts of $234 and $205, respectively	662	854
Accounts receivable due from majority shareholder	88	115
Income tax receivable	8	—
Inventory	973	965
Prepaid expenses	714	1,019
Current assets of discontinued operations	—	127

Total current assets	2,511	3,890

Property & equipment, net of accumulated depreciation of $54,122 and $52,804, respectively	19,368	23,772
Intangible assets, net of accumulated amortization	113	139
Goodwill	1,527	1,527
Capitalized transaction costs	702	82
Other assets	621	774
Non-current assets of discontinued operations	266	1,530

Total assets	25,108	31,714

Liabilities and shareholders’ equity (deficiency)

Current liabilities:
Accounts payable	$7,045	$5,443
Accrued expenses – payroll	3,992	1,721
Accrued expenses – taxes	2,033	1,395
Accrued expenses – other	2,847	2,520
Unearned revenue	789	2,000
Current portion of long-term debt	966	918
Notes payable to principal shareholders	4,231	—
Other current debt due to related party	1,184	1,127
Current portion of capital lease obligations	380	454
Current liabilities of discontinued operations	1,721	1,586

Total current liabilities	25,188	17,164

Long-term debt	238	1,203
Long-term debt due to related party	614	1,799
Capital lease obligations	1,963	2,183
Long-term portion of unearned revenue	1,644	2,207
Non-current deferred rent	3,426	3,017
Non-current liabilities of discontinued operations	333	1,755

Total liabilities	33,406	29,328

	April 30, 2006	April 24, 2005
Commitments, contingencies and subsequent events

Shareholders’ equity (deficiency):
Common stock, $0.03 par value, Authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	56,009	55,972
Accumulated deficit	(65,184)	(54,463)

Total shareholders’ equity (deficiency)	(8,298)	2,386

Total liabilities and shareholders’ equity (deficiency)	25,108	31,714

The accompanying notes are an integral part of these financial statements.

ROADHOUSE GRILL, INC.
STATEMENTS OF OPERATIONS
For the Fifty-Three Weeks Ended April 30, 2006
and the Fifty-Two Weeks Ended April 24, 2005 and April 25, 2004
($ in thousands, except per-share data)

	April 30, 2006	April 24, 2005	April 25, 2004
Total revenues	$115,995	$120,273	$126,708
Restaurant operating expenses:
Food and beverage	38,976	42,758	44,617
Labor and benefits	39,816	38,213	40,241
Occupancy and other	31,011	30,177	28,912
Pre-opening expenses	—	—	120

Total cost of restaurant sales	109,803	111,148	113,890

Depreciation and amortization	5,416	5,708	6,402
General and administrative expenses	7,770	6,775	6,506
Asset impairment	603	1,768	964

Total operating expenses	123,592	125,399	127,762

Operating loss	(7,597)	(5,126)	(1,054)

Other income (expense):
(Loss) on sale/disposal of fixed assets	(20)	(22)	(19)
Gain on extinguishment of debt	—	7,102	—
Interest expense, net	(1,268)	(1,550)	(3,236)

Total other income (expense)	(1,288)	5,530	(3,255)

Income (loss) from continuing operations before income taxes	(8,885)	404	(4,309)
Income tax expense (benefit)	29	75	(1)

(Loss) income from continuing operations	(8,914)	329	(4,308)

Discontinued operations:
(Loss) from operations of discontinued restaurants (less applicable income taxes of $0)	(997)	(2,328)	(1,970)
(Loss) gain on disposal of discontinued restaurants, including provision of $310 for operating losses during phase-out period (less applicable income taxes of $0)	(810)	(442)	301

(Loss) from discontinued operations	(1,807)	(2,770)	(1,669)

Net loss	$(10,721)	$(2,441)	$(5,977)

Basic and diluted earnings per share:
Net (loss) income from continuing operations	$(0.31)	$0.01	$(0.14)
Net loss from discontinued operations	(0.06)	(0.09)	(0.06)

Net loss	(0.37)	(0.08)	(0.20)

Weighted average common shares and share equivalents outstanding, assuming dilution	29,220,663	29,220,663	29,220,663

The accompanying notes are an integral part of these financial statements

ROADHOUSE GRILL, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
For the Fifty-Three Weeks Ended April 30, 2006 and
Fifty-Two Weeks Ended April 24, 2005 and April 25, 2004
($ in thousands, except share data)

	Common Stock
			Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance April 27, 2003	29,220,663	$877	$55,953	$(46,045)	$10,785
Net loss	—	—	—	(5,977)	(5,977)

Balance April 25, 2004	29,220,663	877	55,953	(52,022)	4,808
Net loss	—	—	—	(2,441)	(2,441)
Vesting of stock options	—	—	19	—	19

Balance April 24, 2005	29,220,663	877	55,972	(54,463)	2,386
Net loss	—	—	—	(10,721)	(10,721)
Vesting of stock options	—	—	37	—	37

Balance April 30, 2006	29,220,663	$877	$56,009	$(65,184)	$(8,298)

The accompanying notes are an integral part of these financial statements.

ROADHOUSE GRILL, INC.
STATEMENTS OF CASH FLOWS
For the Fifty-Three Weeks Ended April 30, 2006
and the Fifty-Two Weeks Ended April 24, 2005 and April 25, 2004
($ in thousands)

	April 30, 2006	April 25, 2005	April 27, 2004
Cash flows from operating activities:
Net loss	$(10,721)	$(2,441)	$(5,977)

Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Net loss from discontinued operations	997	2,328	1,970
Depreciation and amortization	5,416	5,708	6,402
Asset impairment	603	1,768	964
Cash used for reorganization items	—	(6)	(179)
Restructuring charge	—	—	(96)
Stock option expense	37	19	—
Net loss (gain) on sale/disposal of assets	20	22	(19)
Gain on extinguishment of debt	—	(7,102)	—
Provision for bad debt	29	27	14

Changes in assets and liabilities:
Decrease (increase) in accounts receivable	163	(724)	61
Decrease (increase) in accounts receivable shareholder	27	(15)	5
Decrease (increase) in income tax receivable	(8)	69	672
Decrease (increase) in inventory	(8)	(45)	91
Decrease in prepaid expenses	305	194	916
Increase (decrease) in other assets	134	294	(118)
Increase in accounts payable	1,602	886	927
Increase (decrease) in unearned revenue	(1,774)	3,707	476
(Decrease) increase in accrued expenses	3,645	762	(710)

Net cash and cash equivalents provided by continuing operating activities	467	5,451	5,399

Cash flows from investing activities:
Proceeds from sales of property and equipment	—	16,223	1,514
Purchases of property and equipment	(1,590)	(904)	(1,570)

Net cash and cash equivalents provided by continuing investing activities	(1,590)	15,319	(56)

Cash flows from financing activities:
Capitalized merger costs	(620)	—	—
Net proceeds on loan from shareholders	4,231	—	—
Repayment of long-term debt	(917)	(18,825)	(5,910)
Repayments of related party loans	(1,128)	(1,072)	(1,020)
Payments on capital lease obligations	(294)	(59)	(523)

Net cash and cash equivalents provided by (used in) continuing financing activities	1,272	(19,956)	(7,453)

	April 30, 2006	April 25, 2005	April 27, 2004
Cash flows from Discontinued Operations
Net cash used in operating activities	(140)	(4,728)	(1,897)
Net cash provided by investing activities	329	4,352	2,988
Net cash used in financing activities	(1,082)	(809)	(756)

Net cash provided by (used in) discontinued operations	(893)	(1,185)	335

(Decrease) in cash and cash equivalents	(744)	(371)	(1,775)

Cash and cash equivalents at beginning of year	810	1,181	2,956

Cash and cash equivalents at end of year	66	810	1,181

Supplementary disclosure:
Interest paid	1,016	1,483	3,219

Income taxes paid	65	13	29

The accompanying notes are an integral part of these financial statements.

ROADHOUSE GRILL, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2006, APRIL 24, 2005 AND APRIL 25, 2004
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of April 30, 2006, there were 60 company-owned Roadhouse Grill restaurants, 31 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. At May 8, 2007, the Company operated 57 restaurants (29 in Florida), having closed three restaurants subsequent to April 30, 2006 upon the termination of the related leases.
     During the fiscal year ended April 30, 2006, the Company closed seven restaurants because they were underperforming from a financial standpoint and the Company determined that it would be better to focus its management time and attention and its available resources on its better performing restaurants. During the fiscal year ended April 30, 2006, the Company had committed to a formal plan for disposal of these restaurants. In addition, one restaurant located in Biloxi, Mississippi was destroyed by Hurricane Katrina. As a result of this formal plan for disposal of restaurants, and the decision not to rebuild the restaurant that was destroyed by Hurricane Katrina, the Company has adopted discontinued operations accounting treatment for these restaurants, which requires separation of financial results for such discontinued operations from those of the remaining continuing operations. In conjunction with such accounting treatment, the Company has recorded a charge of $0.8 million relating to the loss on disposal of these restaurants. Information regarding revenues from discontinued operations is as follows (in thousands):

Fiscal 2006	$3,304
Fiscal 2005	$8,934
Fiscal 2004	$12,672
     Information regarding assets and liabilities from discontinued operations is as follows (in thousands):

	April 30, 2006	April 24, 2005
Assets	$266	$1,657
Liabilities	2,054	3,341
     On April 6, 2007, the Company entered into an agreement with Duffy’s Holdings, Inc. pursuant to which Duffy’s will acquire all of the outstanding common stock of the Company in a series of transactions. As part of the transaction, Duffy’s will (at closing) infuse $11 million into the Company. See Note 24.
     The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks. There were fifty-three weeks in the fiscal year ended April 30, 2006. The Company has no subsidiaries.

     The Company reported net losses in Fiscal Years 2006, 2005, and 2004 and has continued to incur net losses in Fiscal Year 2007. The Company has also experienced cash flow constraints over the last few years and as a result has not always been timely in its payments due to creditors, including taxing authorities. The Company is also currently in default with respect to the $8.1 million in senior debt that is due to its majority shareholder (see Notes 9, 22 and 24). Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and the Company’s failure to pay such obligations on a timely basis has caused it to incur substantial penalty and interest charges with respect to such tax obligations.
     If the transaction with Duffy’s closes, Duffy’s will infuse $11 million into the Company, a portion of which will be used to satisfy certain past due obligations to taxing authorities. The closing of the transaction with Duffy’s will also reduce the amount of borrowings due to the Company’s majority shareholder and will recast the terms of the debt due to the Company’s majority shareholder such that the debt will no longer be in default.
     If the Company is unable to complete the transactions contemplated by the agreement with Duffy’s, it will seek to secure additional financing from its majority shareholder or other sources. In that regard, the Company’s majority shareholder is not obligated to provide any additional financing to the Company and has not indicated its willingness to do so. The Company’s inability to obtain such additional financing would likely have a material adverse effect on the Company’s business, results of operations and financial condition, and the Company could be forced to curtail operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern (see Note 3).
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ACCOUNTING FOR LEASES
     In response to accounting adjustments that have been recorded by restaurant and other companies in regards to their accounting for leases, the Company conducted a review of its accounting policies and historical financial information. Historically, rent expense has been recorded on a straight-line basis over the initial non-cancelable lease term. Leasehold improvements and other long-lived fixtures on leased properties are depreciated over the shorter of the useful life or the initial non-cancelable lease terms excluding option periods.
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
     To account for these non-material estimated differences, the Company recorded an increase in depreciation and amortization expense for the fifty-two weeks ended April 24, 2005 of $243,000. The remaining cumulative difference in accumulated depreciation for the leasehold improvements that arose in periods dating back to 1994 of $574,000 is being corrected over future periods as the related assets are depreciated using the proper useful life based on the lease term. Once all leases have expired the cumulative difference will be zero.

PROPERTY AND EQUIPMENT
     Property and equipment are carried at cost less accumulated depreciation. The cost of restaurants held under capital leases is recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Repairs and maintenance are expensed as incurred. Major renewals and improvements, which substantially extend the useful life of the property, are capitalized and depreciated over the useful life of the asset. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their respective accounts and any gain or loss is recognized. Property and equipment are depreciated on a straight-line basis over their useful lives.
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
ASSET HELD FOR SALE
     Asset held for sale at April 24, 2005 consisted of a Company owned property that was carried at estimated net realizable value. As of April 24, 2005, the estimated net realizable value was adjusted, resulting in a charge of $0.4 million which is included in the loss on sale/disposal of fixed assets in the accompanying Statement of Operations for the fiscal year ended April 24, 2005. An additional loss of $0.1 million related to this property was recorded in the second fiscal quarter of 2006 to further write down the asset to the selling price which was realized in the third fiscal quarter when the property was sold. That $0.1 million is included in the loss on sale/disposal for the fiscal year ended April 30, 2006. Proceeds in the amount of $0.4 million were used to repay debt owed to the Company’s principal shareholder.
INTANGIBLE ASSETS
     The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of April 30, 2006, the Company had unamortized goodwill in the amount of $1.5 million and unamortized identifiable intangible assets in the amount of $0.1 million. In accordance with SFAS No. 142, goodwill, which relates to the prior acquisition of two individual restaurant operations, is subject to an annual impairment test based on its fair value and no amortization of goodwill is recorded. As of October 31, 2005, the date on which the Company completed its last annual goodwill impairment test, the Company determined that it had no impairment of goodwill. The Company will continue to assess the value of its goodwill in fiscal 2007 and future periods in accordance with applicable accounting rules. Other intangible assets, which have been determined to have a finite life, are being amortized over their useful lives.

CASH AND CASH EQUIVALENTS
     The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.
INVENTORY
     Inventory is valued at the lower of cost (based on first-in, first-out inventory costing) or net realizable value and consists primarily of restaurant food items, beverages and paper supplies.
INCOME TAXES
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance to reduce net deferred tax assets to the amount expected to be realized.
     During each of Fiscal Years 2006 and 2005, the Company recorded less than $0.1 million in federal income taxes. In Fiscal Year 2004, the Company also filed amended income tax returns requesting additional income tax refunds totaling approximately $0.1 million, which were collected in Fiscal Year 2005.
PRE-OPENING COSTS
     Pre-opening costs are costs incurred in the opening of new restaurants (primarily payroll costs) and are expensed as incurred. Deferred costs related to restaurant sites subsequently determined to be unsatisfactory and general site selection costs that cannot be identified with a specific restaurant are charged to operations as incurred.
FISCAL YEAR
     The Company’s fiscal year ends on the last Sunday in April. During the fiscal year ended April 30, 2006, the Company’s results of operations included 53 weeks. During each of the fiscal years ended April 24, 2005 and April 25, 2004, the Company’s results of operations included 52 weeks.
USE OF ESTIMATES
     The preparation of the Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Amounts reported in the Company’s financial statements that are based, in part, on the use of estimates include reserves relating to the potential impairment of long lived and intangible assets, collectibility of accounts receivable, insurance reserves relating to claim costs required to be funded by the Company, the recoverability of deposits and other prepaid items, estimated accrued property taxes and other accrued liabilities for which actual invoices have not yet been received and liabilities related to unredeemed gift certificates and gift cards. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments to estimates where facts and circumstances dictate.
     The Company believes that the assumptions and other factors used to determine its estimates are reasonable and that, with the exception of the potential impairment analysis and the determination of insurance reserves relating to claim costs required to be funded by the Company, changes in these assumptions would not have a material impact on the Company’s financial position or results of operations. In regards to insurance reserves, recorded liabilities are based upon an estimate of the total amount that may be paid to settle claims required to be funded by the Company and incurred through the balance sheet date, including consideration of amounts paid-to-date in relation to the individual claims, an analysis of the loss development on all reported claims, potential legal or other related costs and any stop loss limits applicable under the Company’s insurance policies. Such reserves are subject to change based upon any development that occurs in relation to the outstanding claims subsequent to the preparation of the Company’s Balance Sheets. As of April 30, 2006 and April 24, 2005, total recorded insurance reserves, included in accrued expenses, were $1.6 million each.
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
DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair values of financial instruments have been determined based on available information and appropriate valuation methodologies. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of the accounts. The fair value of long-term debt is estimated based on market rates of interest currently available to the Company. The carrying values of long-term debt and capital leases at April 30, 2006 and April 24, 2005 approximate fair value except for such debt instruments that were prepaid during fiscal 2005 at a discount (see Note 9).
REVENUE RECOGNITION
     Unearned revenue represents a liability for gift cards which have been sold but not redeemed. Upon redemption, net sales are recorded and the liability is reduced by the amount of card values received. Sales by Company-operated restaurants are recognized daily as cash and credit card receipts are received. Unearned revenue at April 30, 2006 also includes approximately $1.5 million in deferred gain from the sale/leaseback transaction with Sovereign (see Note 4). This amount is being recorded as a reduction in occupancy and other expense over the life of the leases.

     Revenues from franchised and affiliated restaurants are derived from royalties and initial setup fees. Royalties and initial fees are recognized when earned or upon opening of a restaurant, which is when the Company has performed substantially all initial services required by the franchise arrangement. In addition, the Company receives rental income from various sources. Revenues generated from royalty income and rental income combined for each of the fiscal years ended April 30, 2006, April 24, 2005, and April 25, 2004 were less than 0.5% of total revenues. All uncollected income related to franchise and joint venture operations is subject to an assessment of collectibility and an allowance for doubtful accounts is recorded if collection is not reasonably assured.
EARNINGS PER SHARE
     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”
ADVERTISING COSTS
     The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004 was $2.5 million, $2.8 million and $3.3 million, respectively. During fiscal 2004, the Company entered into a new advertising agreement with a loyalty and rewards company (see Note 19). Excluding the advertising expense related to this agreement, advertising expense for fiscal years 2006, 2005 and 2004 was $1.6 million, $2.0 million and $2.1 million, respectively. Advertising expense is included within “occupancy and other” in the accompanying Statements of Operations.
RECLASSIFICATION
     Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.
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
     The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for stock based compensation. The Company applies the recognition and measurement principles of APB Opinion No. 25, and related interpretations in accounting for stock based compensation. No stock-based employee compensation expense is reflected in net income as all options granted under the Company’s Stock Option Plan had an exercise price greater than the market value of the underlying common stock on the date of grant.
     Effective October 30, 2003, the Company granted options for 1,395,000 shares of common stock. The options vested one third on April 28th of each of Fiscal Years 2004, 2005 and 2006. The option price is $0.36, which was above the market value of the common stock at the grant date. The options were granted with an initial life of 10 years, and as of April 30, 2006 the remaining contractual life was approximately seven years.
     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future periods or of the value of all options currently outstanding.

(in thousands, except per share amounts)	April 30, 2006	April 24, 2005	April 25, 2004
Net loss, as reported	$(10,721)	$(2,441)	$(5,977)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	—	—	56

Pro forma net loss	$(10,721)	$(2,441)	$(6,033)

Loss Per Share:
Basic and diluted, as reported	$(0.37)	$(0.08)	$(0.20)

Basic and diluted, pro forma	$(0.37)	$(0.08)	$(0.20)

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
     Stock option activity during the periods indicated is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Balance at April 27, 2003	—	$—
Granted	1,395,000	0.36
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at April 25, 2004	1,395,000	0.36
Granted	—	—
Exercised	—	—
Forfeited	(90,000)	0.36
Expired	—	—

Balance at April 24, 2005	1,305,000	0.36
Granted	—	—
Exercised	—	—
Forfeited	(10,000)	0.36
Expired	—	—

Balance at April 30, 2006	1,295,000	$0.36

NEW ACCOUNTING PRONOUNCEMENTS
     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3”). A consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are reported on a gross basis, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company currently presents sales net of sales taxes. Accordingly, this issue will not impact the method for recording sales taxes in the Company’s financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the Company’s financial statements.
     In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or the effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and became effective for the Company in the first quarter of fiscal 2007. This pronouncement will affect the Company only in the event of future stock option grants, for which there are currently no plans.
     In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not determined the impact on its financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of May 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is evaluating the impact of adopting SAB No. 108 but management does not expect that it will have a material effect on the Company’s financial statements.
(3) GOING CONCERN CONSIDERATIONS
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of April 30, 2006, total minimum payments required under the Company’s note and lease obligations in 2007, including interest thereon, were $15.0 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.
     The Company did not open any new restaurants during the fiscal year ended April 30, 2006 or April 24, 2005. The Company opened one new restaurant during the fiscal year ended April 25, 2004 at a total cost of approximately $1.8 million, $0.4 million of which was expended during the fiscal year ended April 25, 2004. The Company does not currently have any additional Company-owned restaurants under development for fiscal year 2007 or planned for the future. At this time, it is expected that incremental capital from debt or equity sources will be needed to open new restaurants. Should cash from operations be insufficient for future expansion, and additional capital through debt and equity sources be unavailable, the Company will not be able to open additional restaurants in the future.
     On August 6, 2004, the Company closed a transaction with Sovereign Roadhouse LLC, a wholly-owned subsidiary of Sovereign Investment Company (“Sovereign”), involving the sale and leaseback of eleven restaurant properties that were previously owned. See Note 4 for information regarding the sale/leaseback transaction.
     During the fiscal year ended April 30, 2006, the Company’s primary sources of working capital were cash provided by operations and loans from the Company’s principal shareholders. During the fiscal year ended April 24, 2005, the Company’s primary sources of working capital were cash provided by operations, proceeds from the Sovereign sale/leaseback transaction, and proceeds from the sale of food and beverage credits (see Note 19). Subsequent to April 30, 2006, the Company’s primary source of working capital was borrowings from its principal shareholders and loans secured by its credit card receivables. (see Note 24).
     The Company reported net losses in Fiscal Years 2006, 2005, and 2004 and has continued to incur net losses in Fiscal Year 2007. The Company has also experienced cash flow constraints over the last few years and as a result has not always been timely in its payments due to creditors, including taxing authorities. The Company is also currently in default with respect to the $8.1 million in senior debt due to its majority shareholder (see Notes 9, 22, and 24). Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and the Company’s failure to pay such obligations on a timely basis have caused it to incur substantial penalty and interest charges with respect to such tax obligations.

     If the transaction with Duffy’s closes, Duffy’s will infuse $11 million into the Company, a portion of which will be used to satisfy certain past due obligations to taxing authorities. The closing of the transaction with Duffy’s will also reduce the amount of borrowings due to the Company’s majority shareholder and will recast the terms of the debt due to the Company’s majority shareholder such that the debt will no longer be in default.
     If the Company is unable to complete the transactions contemplated by the agreement with Duffy’s, it will seek to secure additional financing from its majority shareholder or other sources. In that regard, the Company’s majority shareholder is not obligated to provide any additional financing to the Company and has not indicated its willingness to do so. The Company’s inability to obtain such additional financing would likely have a material adverse effect on the Company’s business, results of operations and financial condition and the Company could be forced to curtail operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of that uncertainty.
     The following table summarizes the Company’s future contractual cash obligations for each of the next five fiscal years and thereafter as of April 30, 2006 (dollars in thousands) (see Notes 7, 8, and 9 for further information regarding these obligations). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Long term debt:
Principal	$6,600	$936	$17	$7	—	—	$7,560
Interest	284	20	—	—	—	—	304

Total long-term debt	6,884	956	17	7	—	—	7,864

Capital lease debt:
Principal	1,260	429	341	343	315	760	3,449
Interest	223	198	168	134	98	124	945

Total capital lease debt	1,483	627	509	477	414	884	4,394

Operating leases	8,974	8,595	8,077	7,605	7,410	62,311	102,972
Other commitments	205	140	142	168	—	—	655

Total	$17,546	$10,318	$8,745	$8,257	$7,824	$63,195	$115,885

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Further, the Company currently owes substantial payroll and sales taxes, including applicable penalties and interest. Additionally, if the transaction with Duffy’s, or another sale transaction, closes, the Company will become obligated under certain Severance Agreements and its Special Incentive Compensation Plan. See Note 23.
     Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow. See Note 9.
(4) ASSET SALE/LEASEBACK
     On August 6, 2004, the Company closed a transaction with Sovereign involving the sale and leaseback of 11 restaurant properties that were previously owned. The sale price for the 11 properties was $21.8 million. The properties are being leased under lease agreements that extend for 20 years and include four five-year renewal options. The Company used approximately $18.3 million of the net proceeds from the sale to repay $24.6 million of secured debt, which was repaid at a discount (resulting in a gain on extinguishment of debt of $7.1 million), and to pay expenses related to the sale/leaseback transaction. The net gain from the debt repayment is reflected in the accompanying statement of operations for the fiscal year ended April 24, 2005. The Company also realized a gain on the sale of the properties of approximately $1.7 million, which has been recorded as unearned revenue in the accompanying balance sheet and will be recorded as a reduction of occupancy and other expense over the life of the leases. The remaining net proceeds from the sale of approximately $3.5 million were used for general corporate purposes.
(5) ASSET IMPAIRMENT
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
     During Fiscal Year 2006, the Company recorded asset impairment charges totaling $0.6 million relating to one restaurant that was not performing as expected and with respect to one other restaurant for which an impairment had previously been recognized.
(6) PROPERTY AND EQUIPMENT
     Property and equipment, net consists of the following (dollars in thousands):

			Estimated Useful
	April 30, 2006	April 24, 2005	Lives
Building	$3,508	$3,508	20 years
Furniture and Equipment	28,278	29,233	3-7 years
Leasehold improvements	41,962	44,656	7-20 years

	73,748	77,397

Less: accumulated depreciation	(54,122)	(52,804)

	$19,626	$24,593

     The following sets forth property and equipment, net at April 30, 2006 and April 24, 2005, broken out between continuing operations and discontinued operations (in thousands):

	April 30, 2006	April 24, 2005
Continuing operations	$19,368	$23,772
Discontinued operations	258	821

	$19,626	$24,593

     Included in property and equipment are buildings and equipment under capital leases of $9.7 million and $9.0 million at April 30, 2006 and April 24, 2005, respectively. The Company did not capitalize any interest costs during fiscal years 2006, 2005 or 2004.

     See Note 4 for a discussion of the asset sale and leaseback executed on August 6, 2004 involving 11 restaurant properties that the Company previously owned.
(7) CAPITAL LEASES
     The following is a schedule of future minimum lease payments required under capital leases as of April 30, 2006 (dollars in thousands):

2007	$1,483
2008	627
2009	509
2010	477
2011	414
Thereafter	884

Total minimum lease payments	4,394
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(947)
Present value of net minimum capital lease payments	3,447
Less: current portion of capital lease obligations	(1,259)

Present value of minimum capital lease obligations excluding current portion	$2,188

     The following sets forth capital lease obligations as of April 30, 2006 broken out between continuing operations and discontinued operations (in thousands):

	Current	Non-Current
	Portion	Portion
Continuing operations	$380	$1,963
Discontinued operations	879	225

Total	$1,259	$2,188

     During fiscal 2006 and 2005, upon the expiration of various equipment operating leases, the Company elected to purchase the equipment under the lease through a continuation of lease payments for a specified period.
(8) OPERATING LEASES
     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments required under operating leases that have remaining non-cancelable lease terms in excess of one year as of April 30, 2006 (dollars in thousands):

2007	$8,974
2008	8,595
2009	8,077
2010	7,605
2011	7,410
Thereafter	62,311

Total minimum lease payments	$102,972

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
     The total rent expense for operating leases was $10.7 million, $11.4 million and $10.3 million, for fiscal 2006, 2005 and 2004, respectively. The Company leases a portion of its corporate headquarters and has recorded rental income in the amounts of $0.1 million, $0.2 million and $0.3 million for Fiscal Years 2006, 2005 and 2004, respectively.
     See Note 4 for a discussion of the asset sale and leaseback executed on August 6, 2004 involving 11 restaurant properties that the Company previously owned.
(9) LONG-TERM DEBT
     As of April 30, 2006 and April 24, 2005, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	April 30, 2006		April 24, 2005
	Non-Current	Current	Non-Current	Current
	Portion	Portion	Portion	Portion
Long term debt:
Unsecured note due to various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007	$43	$659	$702	$627
Other unsecured notes due to various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40	303	526	837	505

Total long term debt	346	1,185	1,539	1,132
Less: debt from discontinued operations	(108)	(219)	(336)	(214)

Total long term debt from continuing operations	238	966	1,203	918

Notes payable to shareholders:
Unsecured demand notes due to Ayman Sabi (President and Chief Executive Officer) bearing interest at 10%	—	220	—	—
Secured note due to the Berjaya Group (Cayman) Limited (majority shareholder), bearing interest at 10%. Full payment is due upon certain events, including a change in control of the Company (currently in default)	—	4,011	—	—

Total notes payable to shareholders	—	4,231	—	—

	April 30, 2006		April 24, 2005
	Non-Current	Current	Non-Current	Current
	Portion	Portion	Portion	Portion
Due to related party:
Unsecured note due to Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007	614	1,184	1,799	1,127

Total due to related party	614	1,184	1,799	1,127

     The carrying amount of property and equipment and assets held for sale used as collateral for long-term debt was approximately $19.6 million and zero at April 30, 2006 and April 24, 2005, respectively.
     The debt agreements resulting from the Company’s 2002 bankruptcy proceeding (the long term debt and the due to related party debt described above) may require prepayments of principal to the extent the Company generates excess cash flow from operations, as defined in the agreements.
(10) STOCK OPTION PLANS
     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Board of Directors. Options may be granted at an exercise price equal to the fair market value at the date of grant, however not less than $0.36 per share, and may have a term of up to ten years. During fiscal year 2004, the Company granted ten-year options to purchase 1,395,000 shares of common stock to various officers and key employees with an exercise price of $0.36 per share. The options vested one third on April 28th of each of 2004, 2005 and 2006. As of April 30, 2006, 1,295,000 options were outstanding under the 2003 Plan.
(11) SELF-FUNDED INSURANCE
     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003, the Company was effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, the Company has had fixed cost coverage for workers’ compensation. For employer’s practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. The Company is also essentially self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company for Fiscal Years 2006, 2005 and 2004 were $3.6 million, $3.4 million and $5.0 million, respectively.

(12) INCOME TAXES
     Income tax expense (benefit) for Fiscal Years 2006, 2005, and 2004 consisted of the following (dollars in thousands):

	April 30, 2006	April 24, 2005	April 25, 2004
Current:
Federal	$0	$45	—
State	29	30	(1)

Total current	29	75	(1)

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total income tax expense (benefit)	$29	$75	$(1)

     The federal income tax for Fiscal Year 2005 represents alternative minimum tax on Fiscal Year 2005 taxable earnings.
     The tax effects of the temporary differences comprising deferred tax assets and liabilities are as follows (dollars in thousands):

	April 30, 2006	April 24, 2005
Deferred tax assets:
Tax credit carryforwards	$4,004	$4,004
NOL/capital loss carryforwards	12,515	9,988
Insurance reserves	—	241
Property and equipment	7,355	5,697
Reorganization expenses	734	734
Deferred rent	1,361	1,335
Other	699	684
Less valuation allowance	(26,668)	(22,683)

Net deferred taxes	—	—

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The valuation allowance for deferred tax assets was $26.7  million and $22.7 million as of April 30, 2006 and April 24, 2005, respectively. The valuation allowance increased by $4.0 million because management determined it is more likely than not that the Company will not be able to utilize its deferred tax assets.
     At April 30, 2006, the Company had available net federal operating loss carryforwards of approximately $32.1 million, which will expire in years beginning in 2022 through 2026. If an ownership change, as defined under Internal Revenue Code Section 382 occurs, the use of these carry-forwards may be subject to limitation.

     The actual income tax expense (benefit) differs from the “expected” income tax effect (computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes) for fiscal years 2006 and 2005 as follows:

	April 30, 2006	April 24, 2005
Income taxes at statutory rates	34.0%	34.0%
State and local taxes, net of benefit	3.3	3.6
Other items	0.3	(0.4)
Permanent change in deferred tax valuation	(37.3)	(38.8)

	(0.3)%	(1.6)%

     The Company has not yet filed its federal income tax return for each of Fiscal Years 2005 and 2006. The Company has incurred significant losses in each of these two fiscal years and (as a result) does not expect to incur significant penalties or interest due to the late filing of these returns. The Company expects to file its delinquent Federal Income Tax filings in the near future.
(13) CONCENTRATIONS OF BUSINESS AND CREDIT RISK
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash in bank and investment custodian accounts. At times, the Company maintains cash balances in excess of insured limits. The custodian of the investment account is a major financial institution.
     The Company currently operates 29 of its 57 restaurants within the state of Florida. Consequently, the operations of the Company are affected by fluctuations in the Florida economy and may be affected by adverse weather conditions within the state, such as the hurricanes during Fiscal Years 2005 and fiscal 2006. Furthermore, the Company may be affected by changing conditions within the food service industry.
     For Fiscal Years 2006, 2005 and 2004, two suppliers comprised approximately 84%, 82% and 81%, respectively, of the Company’s purchases. Purchases from these suppliers were approximately $38.2 million, $42.1 million and $44.2 million for these years, respectively.
(14) COMMITMENTS AND CONTINGENCIES
GUARANTOR OF EQUIPMENT LEASES
     The Company was a guarantor of equipment leases for three restaurants that were owned by one of its franchisees, Roadhouse West G.P. All of these restaurants are currently closed. In addition, the Company believes that other parties had guaranteed these obligations. Roadhouse West G.P. has been liquidated under Chapter 7 of the U.S. Bankruptcy Code and no claim was made against the Company in such proceedings with respect to the Company’s guarantees. The Company believes that it currently has no liability with respect to these guarantees and accordingly has not recorded any reserve relating to these guarantees.

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
     The 401(k) plan permits participants to contribute, on a pre-tax basis, a percentage of compensation but not in excess of the maximum level allowed by the Code. The Company will match 10% of up to the first six percent contributed by each employee. The cost recognized by the Company for matching contributions for Fiscal Years 2006, 2005 and 2004 was less than $0.1 million each year.
     The Company has recently filed its amended Form 5500 for its 401(k) plan for calendar 2004, including the required audited financial statements. The Company has filed its Form 5500 for 2005 through the Department of Labor’s Delinquent Filer Voluntary Compliance Program. It has also recently filed its Form 5500 for calendar year 2006, including the required audited financial statement. Further, while Form 5500s were filed for the 401(k) plan for years 2000 to 2003, the audited financial statements required to accompany such filings were never obtained and cannot be obtained without unreasonable effort and expense. While penalties and interest may, by law, be assessed relating to such matters, the Company does not anticipate that any substantial amounts will be payable under these circumstances, and no amounts have been reserved on the Company’s financial statements for any such payments.
     The KESBP (as well as the prior SERP) permits participants to contribute a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for Fiscal Years 2006, 2005 and 2004 was approximately $0.1 million for each of these years.
(16) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
BERJAYA
     Berjaya Group (Cayman) Limited (“Berjaya”) beneficially owns approximately 66.5% of the Company’s common stock. Berjaya is a senior lender to the Company. See Notes 9, 22 and 24. Berjaya also beneficially owns Roadhouse Grill Asia Pacific (H.K.) Limited (“Roadhouse Grill Hong Kong”) and Roadhouse Grill Asia Pacific (Cayman) Limited (“Roadhouse Grill Asia”).

     Roadhouse Grill Hong Kong. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Hong Kong, which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in Hong Kong. The Master Development Agreement was amended by an addendum to Master Development Agreement, dated August 2003 (as amended, the “Hong Kong Master Development Agreement”). Under the terms of the Hong Kong Master Development Agreement, the Company will be entitled to receive 50% of all revenues received by Roadhouse Grill Hong Kong from third party franchisees, including, but not limited to, franchise fees, reservation fees and royalty fees. The Hong Kong Master Development Agreement provides for minimum initial franchise and ongoing royalty fees. In addition, Roadhouse Grill Hong Kong has agreed to establish an office for the purpose of selling Roadhouse Grill franchises in Hong Kong. Subject to the selling of franchises by Roadhouse Grill Hong Kong in accordance with an agreed upon development schedule, the Company will pay 50% of the pre-approved budgeted expenses of the office. Roadhouse Grill Hong Kong has agreed to pay 50% of the out-of-pocket expenses incurred by the Company in connection with its duties and obligations under the Hong Kong Master Development Agreement. The Company and Roadhouse Grill Hong Kong will each be 50% responsible for any liabilities that arise from the attraction, selection, granting, administration and supervision of franchisees (except for any liabilities caused solely or primarily by either of them, which such causing party shall be fully responsible for), and Roadhouse Grill Hong Kong has agreed to maintain an insurance policy for coverage against such liabilities. Roadhouse Grill Hong Kong is not required to develop any specific number of restaurants in Hong Kong, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule. Under certain circumstances, Roadhouse Grill Hong Kong may also establish its own Roadhouse Grill restaurants in Hong Kong. In that event, Roadhouse Grill Hong Kong is not required to pay any franchise or reservation fee for its restaurants, but is required to pay the Company royalty fees based on gross sales in connection with the operation of each of its restaurants. Roadhouse Grill Hong Kong is also responsible for paying or reimbursing approved expenses incurred by the Company in connection with the opening of each restaurant. As of April 30, 2006, Roadhouse Grill Hong Kong had not developed or opened any Roadhouse Grill restaurants pursuant to the Master Development Agreement.
     Roadhouse Grill Asia. During January 1996, the Company entered into a Master Development Agreement with Roadhouse Grill Asia, which is for an indefinite period and provides for the development and franchising of Roadhouse Grill restaurants in countries in Asia and the Pacific Rim (other than Hong Kong), including, but not limited to, Australia, China, India, Indonesia, Japan, Malaysia, New Zealand, Singapore, South Korea, the Philippines and Thailand. The Master Development Agreement was amended by an addendum to the Master Development Agreement, dated August 2003 (as amended, the “Asia Master Development Agreement”). The material terms of the Asia Master Development Agreement, including the terms relating to the establishment of an office and the sharing of franchising revenues, office expenses and certain expenses, are substantially the same as those under the Hong Kong Master Development Agreement summarized above. Under the Asia Master Development Agreement, Roadhouse Grill Asia is not required to develop any specific number of restaurants in Asia, but must use its best efforts to sell franchises in accordance with an agreed upon development schedule.
     As of April 30, 2006, there were three Roadhouse Grill restaurants operating in Malaysia under the Master Development Agreement with Roadhouse Grill Asia. The Company recorded less than $0.1 million in royalty income from those restaurants during each of Fiscal Years 2006, 2005 and 2004. Royalty income is currently being offset against interest that the Company owes to Berjaya. This offset of royalty income will continue until the royalty receivable exceeds the amount due Berjaya, which approximates $0.1 million as of April 30, 2006 and is included in accrued expenses in the accompanying Balance Sheet. Once the royalty receivable exceeds the payable to Berjaya, the Company expects to begin collecting the earned royalty fees.

     In connection with the Duffy’s transaction, the Master Development Agreements between the Company and Roadhouse Grill Hong Kong and between the Company and Roadhouse Grill Asia will be terminated (see Note 24).
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
     In accordance with the terms of the License Agreement, RGI is required to pay the Company a fixed development fee for each restaurant to be opened in accordance with the development schedule at the earliest to occur of the restaurant opening or the end of the applicable calendar year. In addition, the Company is entitled to fixed royalty fees at the beginning of each calendar year based on the number of restaurants currently open or scheduled to open by the end of the following calendar year in accordance with the development schedule. The payment obligations of RGI under the License Agreement are guaranteed by the Cremonini Group. As of April 30, 2006, there are six franchised restaurants operating in Italy.
OTHER
     Tonto Capital Partners, GP (“Tonto”) is affiliated with Ayman Sabi, the Company’s Chief Executive Officer, President and a director. Tonto owns 2,777,778 shares of the Company’s common stock. Mr. Sabi, as a general partner of Tonto, is deemed a beneficial owner of the Company shares owned by Tonto for U.S. securities law purposes. However, Mr. Sabi disclaims any pecuniary interest in the Company shares owned by Tonto except to the extent of his proportional interest in Tonto.
     Mr. Sabi is also a lender to the Company. (see Notes 9 and 22).
     Ronald J. Buck, a director of the Company, is co-founder and Managing Principal of Corsair Partners, LLC and the investment manager of Corsair Special Situations Fund, L.P., both of which are investment firms specializing in investing in distressed and illiquid securities. Corsair Special Situations Fund, L.P. is the holder of a note from the Company in the amount of $1.8 million as of April 30, 2006 payable in monthly installments of $103,959, with interest at the rate of 5% per annum, through October 2007.

(17) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Fifty-three weeks ended
	April 30, 2006
	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders from continuing operations	$(8,914)	29,220,663	$(0.31)
Net loss available to common shareholders from discontinued operations	(1,807)	29,220,663	(0.06)

Net loss available to common shareholders	$(10,721)	29,220,663	$(0.37)

EFFECT OF DILUTIVE SECURITIES

Stock options	—	—	—

DILUTED EPS

Net loss available to common shareholders from continuing operations	$(8,914)	29,220,663	$(0.31)
Net loss available to common shareholders from discontinued operations	(1,807)	29,220,663	(0.06)

Net loss available to common shareholders	$(10,721)	29,220,663	$(0.37)

     Options to purchase 1,295,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during Fiscal Year 2006, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Fifty-two weeks ended
	April 24, 2005
	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders from continuing operations	$329	29,220,663	$0.01
Net loss available to common shareholders from discontinued operations	(2,770)	29,220,663	(0.09)

Net loss available to common shareholders	$(2,441)	29,220,663	$(0.08)

EFFECT OF DILUTIVE SECURITIES

Stock options	—	—	—

DILUTED EPS

Net loss available to common shareholders from continuing operations	$329	29,220,663	$0.01
Net loss available to common shareholders from discontinued operations	(2,770)	29,220,663	(0.09)

Net loss available to common shareholders	$(2,441)	29,220,663	$(0.08)

     Options to purchase 1,305,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during Fiscal Year 2005, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

	Fifty-two weeks ended April 25, 2004
	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders from continuing operations	$(4,308)	29,220,663	$(0.14)
Net loss available to common shareholders from discontinued operations	(1,669)	29,220,663	(0.06)

Net loss available to common shareholders	$(5,977)	29,220,663	$(0.20)

EFFECT OF DILUTIVE SECURITIES

Stock options	—	—	—

DILUTED EPS

Net loss available to common shareholders from continuing operations	$(4,308)	29,220,663	$(0.14)
Net loss available to common shareholders from discontinued operations	(1,669)	29,220,663	(0.06)

Net loss available to common shareholders	$(5,977)	29,220,663	$(0.20)

     Options to purchase 1,395,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during Fiscal Year 2004, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the unaudited quarterly results of operations for Fiscal Year 2006 and Fiscal Year 2005 (dollars in thousands, except per share data):

	1st QTR	2nd QTR	3rd QTR	4th QTR	Total Year
2006:

Continuing Operations:
Total revenues	$29,592	$26,214	$27,566	$32,623	$115,995
Operating loss	(1,311)	(2,615)	(2,417)	(1,254)	(7,597)
Loss from continuing operations	(1,543)	(2,933)	(2,768)	(1,670)	(8,914)

Discontinued operations, net of tax:
Loss from operations	(487)	(323)	(165)	(22)	(997)
Gain (loss) on disposal	34	(528)	(256)	(60)	(810)
Net loss	(1,996)	(3,784)	(3,189)	(1,752)	(10,721)

Basic and diluted net loss per common share:
Continuing operations	(0.05)	(0.10)	(0.10)	(0.06)	(0.31)
Discontinued operations	(0.02)	(0.03)	(0.01)	—	(0.06)
Net loss	(0.07)	(0.13)	(0.11)	(0.06)	(0.37)

2005:

Continuing Operations:
Total revenues	$30,412	$28,220	$28,874	$32,767	$120,273
Operating loss	(920)	(1,382)	(2,022)	(802)	(5,126)
(Loss) income from continuing operations	(1,630)	5,255	(2,219)	(1,077)	329

Discontinued operations, net of tax:
Loss from operations	(574)	(587)	(659)	(508)	(2,328)
Loss on disposal	—	(1)	—	(441)	(442)
Net (loss) income	(2,204)	4,667	(2,878)	(2,026)	(2,441)
Basic and diluted net loss per common share:
Continuing operations	(0.06)	0.18	(0.08)	(0.03)	0.01
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)	(0.09)
Net (loss) income	(0.08)	0.16	(0.10)	(0.06)	(0.08)

(19) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     In June 2003, the Company entered into an agreement with a loyalty and rewards company (the “Rewards Company”) involving the discounted advance sale of food and beverage credits to be used at its restaurants. As part of the agreement, during fiscal 2004, the Company received $2.3 million in exchange for the credits, which was recorded in the balance sheet as unearned revenue. The Company’s liability under the agreement is secured by a lien on certain equipment. The amount of the discount provided to the Rewards Company relating to the sale of food and beverage credits is recognized as advertising expense (which is included in occupancy and other) in the statement of operations as the credits are used at the restaurants. Throughout the term of the agreement, the Company and the Rewards Company share in the proceeds of credit card transactions resulting from use of the credits by members of the Rewards Company. As of April 30, 2006, all food and beverage credits sold to the Rewards Company under the original agreement have been used. In June 2004, the Company renewed the agreement with the Rewards Company. Under the current agreement, the Company received $3.0 million in exchange for the sale of additional food and beverage credits. As of April 30, 2006 and April 24, 2005, the unearned revenue related to this program was $0.4 million and $1.9 million, respectively.
(20) IMPACT OF 2004 HURRICANES
     In August and September 2004, a number of the Company’s restaurants were impacted by Hurricanes Charley, Frances, Ivan and Jeanne, which initially hit the state of Florida and also impacted certain other southern states. The hurricanes caused damage to several of the Company’s properties and resulted in the temporary closure of a number of its restaurants. The hurricanes also impacted customers during the six weeks over which the storms hit, with their focus being on the progress of the storms (and where they might hit) and not on normal living, including casual dining. It is not possible to measure the full impact of the hurricanes and their effect on customers who were preparing for storms, restoring damaged property and recovering financially from storm related costs. However, in total, the Company lost an aggregate of 192 days of restaurant sales due to restaurant closures resulting from the hurricanes during the thirteen weeks ended October 24, 2004. The total decline in sales from the prior year for those days impacted by the hurricanes was approximately $1.3 million. Also, as a result of the hurricanes, the Company incurred losses including property damage, lost profits from restaurant closures, lost food product, and additional expense regarding cleanup and other items. The Company filed insurance claims under its property insurance policy for these losses. In July 2005, the Company received $0.6 million in full settlement of these insurance claims. These receipts were reported in total revenues in the amount of $0.4 million and as a reduction of the loss on property and equipment in the amount of $0.2 million during the fifty-two weeks ended April 24, 2005 and as accounts receivable in the balance sheet as of April 24, 2005.
(21) IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of the Company’s South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. The Company had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. The Company does not intend to reopen this restaurant. All of the Company’s other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in the Company’s South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. The Company has filed insurance claims with respect to its losses, including claims for business interruption. In the aggregate, as of April 30, 2006 the

Company has received $0.5 million in proceeds as partial settlement on its Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. At this time, the Company is unable to determine the amount of any additional insurance recoveries in excess of such receivable with respect to its Hurricane Katrina losses.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of the Company’s restaurants. The Company’s South Florida restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in the Company’s South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, the Company’s corporate office was closed for an eight-day period. The Company is in the process of filing insurance claims with respect to its losses, including claims for business interruption. In the aggregate, as of April 30, 2006 the Company has received $0.3 million in proceeds as full settlement on its Hurricane Wilma insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane.
(22) LOANS FROM RELATED PARTIES
     In August 2005, the Company entered into a loan agreement with its principal shareholder, under which the Company originally borrowed $1.25 million. In October 2005, the Company entered into an amended and restated loan agreement with its principal shareholder under which the Company has borrowed an additional $2.0 million. In each of March and May 2006, the loan agreement was amended, thereby allowing the Company to borrow, in the aggregate, an additional $1.6 million. Additional amounts were borrowed in July 2006, and the total amount outstanding as of May 8, 2007 is approximately $8.1 million, including accrued but unpaid interest, all of which is currently due. Proceeds were used for working capital in the Company’s business. Borrowings under the agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. The loan is secured by a lien on substantially all of the assets of the Company.
     In addition, as part of its agreement to make the loan in October 2005, the majority shareholder received a common stock purchase warrant (the “Warrant”) to purchase, for nominal consideration, 4,474,337 shares of the Company’s authorized but unissued common stock (the “Shares”). Under the terms of the warrant, as amended, the majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Warrant would have been canceled if a change in control occurred prior to that date. For accounting purposes, no value has been assigned to the warrants at date of grant due to the fact that the warrants are not currently exercisable and are expected to be canceled if a financing or sale transaction is completed. During the first quarter of fiscal 2007, the Company will record a charge equal to the fair value of the warrant.
     In September 2005, the Company’s President and Chief Executive Officer loaned the Company $120,000, which was used for working capital. In May 2006, an additional $100,000 was loaned to the Company. This loan is evidenced by a demand promissory note, bears interest at the rate of 10% per annum and is unsecured.
(23) SEVERANCE AGREEMENTS AND SPECIAL INCENTIVE COMPENSATION PLAN
     In August 2005, the Company entered into severance agreements with certain executive officers and several key employees. Under the severance agreements, the Company is obligated to pay severance benefits in the event of a “change of control” (as defined in the agreements) in which such executive officers and key employees are terminated (or, under certain circumstances, voluntarily leave our employment).

     In August 2005, the Company adopted the 2005 Special Incentive Compensation Plan (the “Plan”). Under the Plan, in the event of a change of control, as defined, certain compensation will be paid to persons designated as participants under the Plan. The Compensation Committee of the Company’s Board of Directors oversees the Plan and designates those persons who will participate under the Plan. In that regard, in August 2005, the Compensation Committee approved certain compensation payable to executive officers and certain key employees in the event of a “change of control,” as follows:
•	Special incentive compensation will be payable under the Plan in the event of a Change of Control (as defined in the Plan) in a transaction (“Transaction”) in which shareholders are being paid consideration in return for their shares (whether such Transaction is in the form of a sale of more than a majority of the Company’s outstanding shares, a merger of the Company with or into another company in which the Company’s existing shareholders receive cash in exchange for their shares, or a sale of all or substantially all of the Company’s assets and a subsequent liquidation of the Company in which the Company’s shareholders receive a liquidating distribution in return for their shares). Such special incentive compensation shall be determined using the Transaction Value (defined below) and multiplier as set forth in the Plan.
•	For purposes of the Plan, the Transaction Value shall be determined by multiplying the number of shares of common stock outstanding (including shares issuable under currently outstanding stock options) immediately prior to the Transaction giving rise to the Change of Control by the net per-share price paid or to be paid to the Company’s shareholders in the Transaction (after accounting for payments made under this Plan).
(24) SUBSEQUENT EVENTS
Agreement with Duffy’s
     On April 6, 2007, Duffy’s Holdings, Inc., a Florida corporation (“Duffy’s”), RHG Acquisition Corporation, a Florida corporation and a wholly-owned subsidiary of Duffy’s (“Buyer”), the Company, Berjaya Group (Cayman) Limited, a corporation organized under the laws of the Cayman Islands (“Berjaya Cayman”), Prime Gaming Philippines, Inc., a corporation organized under the laws of the Philippines (“Prime”, and, together with Berjaya Cayman, “Berjaya”), Tonto Capital Partners, GP, a general partnership organized in the State of Delaware (“Tonto”) and controlled by Ayman Sabi (“Sabi”), the Company’s President and CEO, and Steven Saterbo, an individual (“Saterbo”) (Berjaya, Tonto, and Saterbo are collectively referred to herein as the “Selling Shareholders”) entered into an Agreement (the “Agreement”) pursuant to which Buyer will purchase from the Selling Shareholders an aggregate of 24,996,342 shares (the “Shares”) of Company’s outstanding common stock, constituting 85.5% of Company’s outstanding common stock (the “Stock Purchase”). Duffy’s has guaranteed the obligations of the Buyer under the terms of the Agreement.
     Pursuant to the Agreement, Buyer will purchase the Shares from the Selling Shareholders for $0.32 per share, or an aggregate of $7,998,829, which will consist of $1,000,000 of cash and a promissory note in the principal amount of $6,998,829 (the “Selling Shareholder Note”). The cash portion and the portion of the consideration payable to the Selling Shareholders that is represented by the Selling Shareholder Note is subject to certain additions or reductions, as more particularly set forth in the Agreement. Further, the Selling Shareholders will be entitled to receive additional consideration under certain circumstances (all as more particularly set forth in the Agreement), provided, however, that the Selling Shareholders will receive no more than $0.46 per share for their shares under any circumstances.

     The Selling Shareholder Note will be an unsecured obligation and will bear interest at the rate of 8% per annum. Interest will be payable quarterly, and principal will be due on the date that is two years after the closing of the Stock Purchase.
     In connection with the Stock Purchase, Berjaya Cayman, which is currently a senior lender to Company and was owed approximately $8.0 million at February 25, 2007, including accrued but unpaid interest (the “Berjaya Loan”), has agreed to modify its loans (the “Berjaya Loan Restructuring”). Under the Agreement, at the closing of the Stock Purchase the Berjaya Loan will be reduced to an amount that when added to Company’s outstanding debt will not exceed $10 million, all as more particularly set forth in the Agreement. Had the closing of the Stock Purchase taken place on February 25, 2007, the Berjaya Loan would have been reduced to approximately $4,143,000.
     The restructured Berjaya Loan will be an unsecured loan and will bear interest at the rate of 8% per annum. For the first two years, interest will be payable quarterly. Thereafter, for three years, the principal (along with accrued but unpaid interest) will be paid in 12 consecutive quarterly payments. Pursuant to the Agreement, Berjaya Cayman will also be entitled to additional consideration of up to approximately $500,000 under certain circumstances.
     Further, as part of the Stock Purchase, Company will transfer to Berjaya Cayman certain Company trademarks and intellectual property for the Asia/Pacific region (excluding Australia and New Zealand) and the Middle East (the “Berjaya IP Transfer”). The parties have agreed that the purchase price for these assets will be $2 million, and that such purchase price will be funded from a portion of the senior debt that Berjaya Cayman is agreeing to forgive as part of the Stock Purchase.
     The closing of the Stock Purchase, including the Berjaya Loan Restructuring and the Berjaya IP Transfer, is subject to various closing conditions, all as more particularly set forth in the Agreement, including the Company filing certain delinquent annual and quarterly filings with the U.S. Securities and Exchange Commission (“SEC”) and thereafter Company filing a Form 15 with the SEC deregistering the Company’s common stock under the Securities Exchange Act of 1934. The Company is eligible to deregister by filing a Form 15 because it has fewer than 300 holders of record of its common stock.
     Additionally, at the closing of the Stock Purchase, Buyer will infuse $11 million into Company, $9 million of which shall be infused as an equity contribution and $2 million of which shall be infused as a loan. These funds will be used by Company to pay certain delinquent obligations of the Company due to taxing authorities, to fund costs relating to the transactions contemplated by the Agreement and to fund the cash required to purchase the shares of common stock owned by the Company minority shareholders (the “Minority Shareholders”), who together own approximately 14.5% of Company’s outstanding common stock, as more particularly described below.
     Further, Buyer has agreed that following the closing of the Stock Purchase, it will, as the holder of more than 80% of Company’s common stock, effect a short-form merger (the “Short-Form Merger”) with and into Company under Section 607.1104 of the Florida Statutes. In the Short-Form Merger, the shares of Company common stock owned by the Minority Shareholders will be converted into the right to receive $0.46 per share in cash (without interest).
     The Agreement has been approved by the Company’s Board of Directors. Further, the Company’s Board of Directors has determined that the transactions contemplated by the Agreement, including the Short-Form Merger, are in the best interest of the Company and its shareholders. Neither the Short-Form Merger nor any of the transactions contemplated by the Agreement require approval by the Company’s shareholders, including the Minority Shareholders.

     Finally, at the closing of the Stock Purchase, Buyer intends to enter into a consulting agreement with Sabi with respect to certain matters, all as more particularly set forth in the Agreement.
     While there can be no assurance, the closing of the transactions contemplated by the Agreement is expected to close on or about May 31, 2007.
Additional Borrowings
     In January and April 2007, the Company borrowed an aggregate of $1.9 million from Credit Cash, LLC. The loan is due in February 2008, bears interest at 12% per annum and is secured by a lien on the Company’s credit card receivables. At May 8, 2007, the balance due (including interest) was approximately $1.4 million.