Form 10-Q
period 2006-07-30
ROADHOUSE GRILL INC
filed 2007-05-31
CIK 1019376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Thirteen Weeks Ended July 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of May 29, 2007 was 29,220,663.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-Q
THIRTEEN WEEKS ENDED JULY 30, 2006

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROADHOUSE GRILL, INC.
CONDENSED BALANCE SHEETS
JULY 30, 2006 AND APRIL 30, 2006
($ in thousands)

		April 30,
	July 30, 2006	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$563	$66
Accounts receivable, net of allowance for doubtful accounts	355	662
Accounts receivable due from majority shareholder	91	88
Income tax receivable	8	8
Inventory	850	963
Prepaid expenses	789	709
Current assets of discontinued operations	—	15

Total current assets	2,656	2,511
Property and equipment, net of accumulated depreciation	18,108	19,193
Intangible assets, net of accumulated amortization	108	113
Goodwill	1,527	1,527
Capitalized transaction costs	773	702
Other assets	645	621
Non-current assets of discontinued operations	431	441

Total assets	$24,248	$25,108

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$9,270	$6,948
Accrued expenses — payroll	3,126	3,992
Accrued expenses — taxes	2,392	1,975
Accrued expenses — other	3,011	2,699
Unearned revenue	417	762
Current portion of long-term debt	785	902
Note payable to majority shareholders	6,484	4,231
Other current debt due to related party	1,586	1,281
Current portion of capital lease obligations	204	380
Current liabilities of discontinued operations	1,929	2,018

Total current liabilities	29,204	25,188
Long-term debt	101	205
Long-term debt due to related party	309	614
Capital lease obligations	1,997	1,963
Long-term portion of unearned revenue	1,619	1,644
Non-current deferred rent	3,428	3,426
Non-current liabilities of discontinued operations	149	366

Total liabilities	$36,807	$33,406

		April 30,
	July 30, 2006	2006
	(Unaudited)
Subsequent events, commitments and contingencies:

Shareholders equity (deficiency)
Common stock, par value $0.03 per share, authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	57,079	56,009
Accumulated deficit	(70,515)	(65,184)

Total shareholders’ equity (deficiency)	(12,559)	(8,298)

Total liabilities and shareholders’ equity (deficiency)	$24,248	$25,108

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEKS ENDED JULY 30, 2006 AND JULY 24, 2005
(Unaudited, $ in thousands, except share data)

	Thirteen Weeks Ended
	July 30,	July 24,
	2006	2005
Total revenues	$25,312	$29,346

Restaurant operating expenses:
Food and beverage	8,694	10,064
Labor and benefits	9,674	9,842
Occupancy and other	7,333	7,382

Total cost of restaurant sales	25,701	27,288
Depreciation and amortization	1,326	1,343
General and administrative expenses	2,005	1,992

Total operating expenses	29,032	30,623

Operating loss	(3,720)	(1,277)

Other expense:
Loss on sale/disposal of fixed assets	(16)	(4)
Charge for Berjaya warrant	(1,070)	—
Interest expense, net	(332)	(196)

Total other expense	(1,418)	(200)

Loss before income taxes	(5,138)	(1,477)
Income tax benefit	—	—

Net loss from continuing operations	(5,138)	(1,477)

Discontinued operations:
Loss from operations of discontinued restaurants	(173)	(553)
(Loss) gain from disposal of discontinued restaurants	(20)	34

Loss from discontinued operations	(193)	(519)

Net loss	$(5,331)	$(1,996)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.17)	$(0.05)
Net loss from discontinued operations	(0.01)	(0.02)

Net loss	$(0.18)	$(0.07)

Weighted average common shares outstanding, basic and diluted	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THIRTEEN WEEKS ENDED JULY 30, 2006
(Unaudited, $ in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 30, 2006	29,220,663	$877	$56,009	$(65,184)	$(8,298)
Net loss	—	—	—	(5,331)	(5,331)
Charge for Berjaya warrant	—	—	1,070	—	1,070

Balance July 30, 2006	29,220,663	$877	$57,079	$(70,515)	$(12,559)

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED JULY 30, 2006 AND JULY 24, 2005
(Unaudited, $ in thousands)

	Thirteen Weeks Ended
	July 30, 2006	July 24, 2005
Cash flows from operating activities:
Net loss	$(5,331)	$(1,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	193	519
Depreciation and amortization	1,326	1.343
Stock option expense	—	19
Charge for Berjaya Warrant	1,070	—
Net loss on sale/disposal of fixed assets	16	4
Provision for bad debt	9	6

Change in assets and liabilities:
Decrease in accounts receivable	298	676
Increase in accounts receivable, shareholder	(3)	(5)
Decrease in inventory	113	3
(Increase) decrease in prepaid expenses	(80)	110
Decrease (increase) in other assets	(24)	93
Increase in accounts payable	2,322	436
Decrease in unearned revenue	(370)	(524)
Increase (decrease) in accrued expenses	(135)	830

Net cash provided by (used in) continuing operating activities	(596)	1,514

Cash flows from investing activities:
Purchases of property and equipment	(252)	(345)

Net cash used in continuing investing activities	(252)	(345)

Cash flows from financing activities:
Capitalized merger cost	(71)	(31)
Loans from shareholder	2,253	—
Repayment of long-term debt	(221)	(210)
Repayment of related party long term debt	—	(276)
Payments on capital lease obligations	(142)	(184)

Net cash provided by (used in) continuing financing activities	1,819	(701)

Cash flows from discontinued operations:
Net cash used in operating activities	(269)	(325)
Net cash used in investing activities	—	—
Net cash used in financing activities	(205)	(631)

Net cash used in discontinued operations	(474)	(956)

Increase (decrease) in cash and cash equivalents	497	(488)
Cash and cash equivalents at beginning of period	66	810

Cash and cash equivalents at end of period	$563	$322

Supplementary disclosures:
Interest paid	$353	$252

Income taxes paid	$—	$64

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JULY 30, 2006
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of July 30, 2006, there were 59 company-owned Roadhouse Grill restaurants, 31 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. At May 29, 2007, the Company operated 56 restaurants (28 in Florida), having closed three restaurants subsequent to July 30, 2006 upon the termination of the related leases.
     The financial information included herein is unaudited, except the balance sheet as of April 30, 2006, which has been derived from our audited financial statements as of April 30, 2006. Such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2006 (the “2006 Form 10-K”).
     During the fiscal year ended April 30, 2006, the Company closed seven restaurants because they were underperforming from a financial standpoint and the Company determined that it would be better to focus its management time and attention and its available resources on its better performing restaurants. During the fiscal year ended April 30, 2006, the Company had committed to a formal plan for disposal of these restaurants. In addition, one restaurant located in Biloxi, Mississippi was destroyed by Hurricane Katrina. As a result of this formal plan for disposal of restaurants, and the decision not to rebuild the restaurant that was destroyed by Hurricane Katrina, the Company has adopted discontinued operations accounting treatment for these restaurants, which requires separation of financial results for such discontinued operations from those of the remaining continuing operations. Information regarding revenues from discontinued operations is as follows (in thousands):

Thirteen weeks ended July 30, 2006	$78
Thirteen weeks ended July 24, 2005	2,134
     Information regarding assets and liabilities from discontinued operations is as follows (in thousands):

	July 30, 2006	April 30, 2006
Assets	$431	$456
Liabilities	2,078	2,384
     On April 6, 2007, the Company entered into an agreement with Duffy’s Holdings, Inc. pursuant to which Duffy’s will acquire all of the outstanding common stock of the Company in a series of transactions. As part of the transaction, Duffy’s will (at closing) infuse $11 million into the Company (see Note 17).
     The Company operates on a fifty-two or fifty-three week fiscal year. Each fiscal quarter consists of thirteen weeks, except in the case of a fifty-three week year, in which case the fourth fiscal quarter consists of fourteen weeks. The Company has no subsidiaries. Certain amounts in the Fiscal Year 2006 financial statements have been reclassified to conform to the Fiscal Year 2007 presentation.
     The Company reported net losses in Fiscal Years 2006, 2005, and 2004 and has continued to incur net losses in Fiscal Year 2007. The Company has also experienced cash flow constraints over the last few years and as a result has not always been timely in its payments due to creditors, including taxing authorities. The Company is also currently in default with respect to the $8.1 million in senior debt that is due to its majority shareholder (see Notes 7, 16, and 17). Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and the Company’s failure to pay such obligations on a timely basis has caused it to incur substantial penalty and interest charges with respect to such tax obligations.
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
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     See Note 2 of Notes to Financial Statements in the Company’s 2006 Form 10-K for a summary of significant accounting policies.
(3) GOING CONCERN CONSIDERATIONS
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of July 30, 2006, total minimum payments required under the Company’s note and lease obligations in 2007, including interest thereon, were $17.2 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.
     During the thirteen weeks ended July 30, 2006, the Company’s primary sources of working capital were cash provided by operations and loans from the Company’s principal shareholders. Subsequent to July 30, 2006, the Company’s primary source of working capital was borrowings from its principal shareholders and loans secured by its credit card receivables (see Notes 16 and 17).
     The following table summarizes the Company’s future contractual cash obligations for the balance of fiscal 2007 and each of the next four fiscal years and thereafter as of July 30, 2006 (dollars in thousands) (see Notes 5, 6, and 7 for further information regarding these obligations). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Total debt:

Principal	$8,359	$1,236	$17	$7	$—	$—	$9,619
Interest	553	19	1	—	—	—	573

Total debt	8,912	1,255	18	7	—	—	10,192

Capital lease debt:

Principal	988	430	341	343	316	752	3,170
Interest	223	198	168	134	98	125	946

Total capital lease debt	1,211	628	509	477	414	877	4,116

Operating leases	6,856	8,957	8,438	7,967	7,645	62,514	102,377
Other commitments	205	140	142	168	—	—	655

Total	$17,184	$10,980	$9,107	$8,619	$8,059	$63,391	$117,340

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Further, the Company currently owes substantial payroll and sales taxes, including applicable penalties and interest. Additionally, if the transaction with Duffy’s, or another sale transaction, closes, the Company will become obligated under certain Severance Agreements and the Special Incentive Compensation Plan.
     Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow.
(4) PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following (dollars in thousands):

			Estimated
	July 30, 2006	April 30, 2006	Useful Lives
Building	$3,508	$3,508	20 years
Furniture and Equipment	28,386	28,278	3-7 years
Leasehold improvements	42,060	41,962	7-20 years

	73,954	73,748

Less: accumulated depreciation	(55,415)	(54,122)

	$18,539	$19,626

     The following sets forth property and equipment, net at July 30, 2006 and April 30, 2006, broken out between continuing operations and discontinued operations (in thousands):

	July 30, 2006	April 30, 2006
Continuing operations	$18,108	$19,193
Discontinued operations	431	433

	$18,539	$19,626

     Included in property and equipment are buildings and equipment under capital leases of $9.7 million and $9.7 million at July 30, 2006 and April 30, 2006, respectively. The Company did not capitalize any interest costs during the first quarter of Fiscal Year 2007 or Fiscal Year 2006.
(5) CAPITAL LEASES
     The following is a schedule of future minimum lease payments required in fiscal 2007 and in future fiscal years under capital leases as of July 30, 2006 (dollars in thousands):

2007	$1,211
2008	628
2009	509
2010	477
2011	414
Thereafter	877

Total minimum lease payments	4,116
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(946)

Present value of net minimum capital lease payments	3,170
Less: current portion of capital lease obligations	(1,091)

Present value of minimum capital lease obligations excluding current portion	$2,079

     The following sets forth capital lease obligations as of July 30, 2006 broken out between continuing operations and discontinued operations (in thousands):

	Current	Non-Current
	Portion	Portion
Continuing operations	$204	$1,997
Discontinued operations	887	82

Total	$1,091	$2,079

     During the first fiscal quarters of 2007 and 2006, upon the expiration of various equipment operating leases, the Company elected to purchase the equipment under the lease through a continuation of lease payments for a specified period.
(6) OPERATING LEASES
     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments required in fiscal 2007 and in future fiscal years under operating leases that have remaining non-cancelable lease terms in excess of one year as of July 30, 2006 (dollars in thousands):

2007	$6,856
2008	8,957
2009	8,438
2010	7,967
2011	7,645
Thereafter	62,514

Total minimum lease payments	102,377

     The total rent expense for operating leases was $2.4 million and $2.8 million for the thirteen weeks ended July 30, 2006 and July 24, 2005, respectively. The Company leased a portion of its corporate headquarters and recorded rental income in the amount of $0.04 million for the thirteen weeks ended July 24, 2005. The Company did not record rental income during the thirteen weeks ended July 30, 2006.
(7) LONG-TERM DEBT
     As of July 30, 2006 and April 30, 2006, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	July 30, 2006		April 30, 2006
	Non-Current	Current	Non-Current	Current
	Portion	Portion	Portion	Portion
Long term debt:
Unsecured note due to various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007	$—	$540	$43	$659
Other unsecured notes due to various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40	168	532	303	526

Total long-term debt	168	1,072	346	1,185
Less: debt from discontinued operations	(67)	(287)	(141)	(283)

Total long term debt from continuing operations	$101	$785	$205	$902

Notes payable to shareholders:
Unsecured demand notes due to Ayman Sabi (President and Chief Executive Officer) bearing interest at 10%	$—	$220	$—	$220
Secured note due to the Berjaya Group (Cayman) Limited (majority shareholder), bearing interest at 10%. Full payment is due upon certain events, including a change in control of the Company (currently in default)	—	6,264	—	4,011

Total notes payable to shareholders	$—	$6,484	$—	$4,231

	July 30, 2006		April 30, 2006
	Non-Current	Current	Non-Current	Current
	Portion	Portion	Portion	Portion
Due to related party:
Unsecured note due to Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007	$309	$1,586	$614	$1,281

Total due to related party	$309	$1,586	$614	$1,281

     The carrying amount of property and equipment used as collateral for long-term debt was approximately $18.5 million and $19.6 million at July 30, 2006 and April 30, 2006, respectively.
(8) STOCK OPTION PLANS
     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Board of Directors. Options may be granted at an exercise price equal to the fair market value at the date of grant, however not less than $0.36 per share, and may have a term of up to ten years. During fiscal year 2004, the Company granted ten-year options to purchase 1,395,000 shares of common stock to various officers and key employees with an exercise price of $0.36 per share. The options vested one third on April 28th of each of 2004, 2005 and 2006. As of July 30, 2006, 1,095,000 options were outstanding under the 2003 Plan.
     No stock options were granted or exercised during the thirteen weeks ended July 30, 2006 or the thirteen weeks ended July 24, 2005.
     Stock option activity during the thirteen weeks ended July 30, 2006 was as follows:

		Weighted Average
	Total Options	Exercise Price
Outstanding at April 30, 2006	1,295,000	$0.36
Granted	—	—
Exercised	—	—
Forfeited	(200,000)	0.36
Expired	—	—

Outstanding at July 30, 2006	1,095,000	$0.36

Options exercisable at July 30, 2006	1,095,000	$0.36

     The weighted average remaining contractual terms of stock options outstanding and stock options exercisable at July 30, 2006 was 7.3 years. The aggregate intrinsic value of options outstanding and stock options exercisable at July 30, 2006 was zero.
     In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share based payment arrangements and generally requires all companies to apply a fair value based measurement method in accounting for share based payment transactions with employees.
     The Company adopted SFAS No. 123R effective May 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption.
     The Company had no unvested stock options as of April 30, 2006 and granted no stock options in the thirteen weeks ended July 30, 2006, so there is no impact of SFAS No. 123R on the Company’s condensed financial statements for the thirteen weeks ended July 30, 2006. In accordance with the modified prospective transaction method, the Company’s financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.
(9) SELF-FUNDED INSURANCE
     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003 the Company was effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, the Company has had fixed cost coverage for workers’ compensation. For employer’s practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. The Company is also essentially self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company during the thirteen weeks ended July 30, 2006 and July 24, 2005 were $1.4 million and $0.7 million, respectively.
(10) COMMITMENTS AND CONTINGENCIES
GUARANTOR OF EQUIPMENT LEASES
     The Company was a guarantor of equipment leases for three restaurants that were owned by one of its franchisees, Roadhouse West G.P. All of these restaurants are currently closed. In addition, the Company believes that other parties had guaranteed these obligations. Roadhouse West G.P. has been liquidated under Chapter 7 of the U.S. Bankruptcy Code and no claim was made against the Company in such proceedings with respect to the Company’s guarantees. The Company believes that currently it has no liability with respect to these guarantees and accordingly has not recorded any reserve relating to these guarantees.
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
(11) EMPLOYEE 401(k) PLAN AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
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
     The Company has recently filed its amended Form 5500 for its 401(k) plan for calendar year 2004, including the required audited financial statements. The Company filed its Form 5500 for calendar year 2005 through the Department of Labor Delinquent Filer Voluntary Compliance Program. It has also recently filed its Form 5500 for calendar year 2006, including the required audited financial statement. Further, while Form 5500s were filed for the 401(k) plan for calendar years 2000 to 2003, the audited financial statements required to accompany such filings were never obtained and cannot be obtained without unreasonable effort and expense. However, while penalties and interests may, by law, be assessed relating to such matters, the Company does not anticipate that any substantial amounts will be payable under these circumstances, and no amounts have been reserved on the Company’s financial statements for any such payments.
     The KESBP (as well as the prior SERP) permits participants to contribute a maximum of 15% of annual compensation. The Company will match 100% up to the first 10% of annual compensation contributed. The cost recognized by the Company for matching contributions for Fiscal Years 2006, 2005 and 2004 was approximately $0.1 million for each of these years.
(12) CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Please see Note 16 of Notes to Financial Statements in the 2006 Form 10-K for a description of the Company’s related party transactions.

(13) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except per share data):

	Thirteen weeks ended
	July 30, 2006
	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders from continuing operations	$(5,138)	29,220,663	$(0.17)
Net loss available to common shareholders from discontinued operations	(193)	29,220,663	(0.01)

Net loss available to common shareholders	$(5,331)	29,220,663	$(0.18)

EFFECT OF DILUTIVE SECURITIES

Stock options and warrants	—	—	—

DILUTED EPS

Net loss available to common shareholders from continuing operations	$(5,138)	29,220,663	$(0.17)
Net loss available to common shareholders from discontinued operations	(193)	29,220,663	(0.01)

Net loss available to common shareholders	$(5,331)	29,220,663	$(0.18)

     Options to purchase 1,095,000 shares of common stock at a weighted average exercise price of $0.36 per share and warrants to purchase 4,474,337 shares of common stock at a weighted average exercise price of $0.001 per share were outstanding during the thirteen weeks ending July 30, 2006, but were not included in the computation of diluted EPS because they are antidilutive.

	Thirteen weeks ended
	July 24, 2005
	Net Loss	Shares	Amount
BASIC EPS

Net loss available to common shareholders from continuing operations	$(1,477)	29,220,663	$(0.05)
Net loss available to common shareholders from discontinued operations	(519)	29,220,663	(0.02)

Net loss available to common shareholders	$(1,996)	29,220,663	$(0.07)

EFFECT OF DILUTIVE SECURITIES

Stock options	—	—	—

DILUTED EPS

Net loss available to common shareholders from continuing operations	$(1,477)	29,220,663	$(0.05)
Net loss available to common shareholders from discontinued operations	(519)	29,220,663	(0.02)

Net loss available to common shareholders	$(1,996)	29,220,663	$(0.07)

     Options to purchase 1,305,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen weeks ending July 24, 2005, but were not included in the computation of diluted EPS because they are antidilutive.
(14) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     The Company has in the past entered into agreements with a loyalty and rewards company involving the discounted advance sale of food and beverage credits to be used at its restaurants. As of July 30, 2006 and April 30, 2006, the unearned revenue related to this program was $0.05 million and $0.4 million, respectively.
(15) IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of the Company’s South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. The Company had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. The Company does not intend to reopen this restaurant. All of the Company’s other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in the Company’s South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. In the aggregate, as of July 30, 2006 the Company had received $0.5 million in proceeds as partial settlement on its Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. While additional insurance claims are pending with respect to the Biloxi restaurant, there can be no assurance that any additional amounts will be received with respect to such claims.

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
(16) LOANS FROM RELATED PARTIES
     In August 2005, the Company entered into a loan agreement with its principal shareholder, under which the Company originally borrowed $1.25 million. In October 2005, the Company entered into an amended and restated loan agreement with its principal shareholder under which the Company has borrowed an additional $2.0 million. In each of March and May 2006, the loan agreement was amended, thereby allowing the Company to borrow, in the aggregate, an additional $1.6 million. Additional amounts were borrowed in July 2006, and the total amount outstanding as of May 29, 2007 is approximately $8.1 million, including accrued but unpaid interest, all of which is in default and currently due. Proceeds were used for working capital in the Company’s business. Borrowings under the agreement bear interest at 10% and are to be repaid upon certain events or transactions including a change of control of the Company. The loan is secured by a lien on substantially all of the assets of the Company.
     In addition, as part of its agreement to make the loan in October 2005, the majority shareholder received a common stock purchase warrant (the “ Berjaya Warrant”) to purchase, for nominal consideration, 4,474,337 shares of the Company’s authorized but unissued common stock (the “Shares”). Under the terms of the Berjaya Warrant, as amended, the majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Warrant would have been cancelled if a change in control occurred prior to that date. For accounting purposes, no value was assigned to the Berjaya Warrant because it was not exercisable on the date of grant and was expected to be cancelled if a financing or sale transaction was completed. During the first quarter of fiscal 2007, the Company recorded a charge aggregating $1,070,000, which is the fair value of the Berjaya Warrant on the date it first became exercisable. The Berjaya Warrant is expected to be cancelled upon the closing of the transaction with Duffy’s (see Note 17).
     In September 2005, the Company’s President and Chief Executive Officer loaned the Company $120,000, which was used for working capital. In May 2006, an additional $100,000 was loaned to the Company. This loan is evidenced by a demand promissory note, bears interest at the rate of 10% per annum and is unsecured.
(17) SUBSEQUENT EVENTS
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
     In connection with the Stock Purchase, Berjaya Cayman, which is currently a senior lender to Company and was owed approximately $8.1 million at February 25, 2007, including accrued but unpaid interest (the “Berjaya Loan”), has agreed to modify its loans (the “Berjaya Loan Restructuring”). Under the Agreement, at the closing of the Stock Purchase the Berjaya Loan will be reduced to an amount that when added to Company’s outstanding debt will not exceed $10 million, all as more particularly set forth in the Agreement. Had the closing of the Stock Purchase taken place on February 25, 2007, the Berjaya Loan would have been reduced to approximately $4,143,000.
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
     Further, as part of the Stock Purchase, the Company will transfer to Berjaya Cayman certain Company trademarks and intellectual property for the Asia/Pacific region (excluding Australia and New Zealand) and the Middle East (the “Berjaya IP Transfer”). The parties have agreed that the purchase price for these assets will be $2 million, and that such purchase price will be funded from a portion of the senior debt that Berjaya Cayman is agreeing to forgive as part of the Stock Purchase.
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
     Additionally, at the closing of the Stock Purchase, Buyer will infuse $11 million into Company, $9 million of which shall be infused as an equity contribution and $2 million of which shall be infused as a loan. These funds will be used by the Company to pay certain delinquent obligations of the Company due to taxing authorities, to fund costs relating to the transactions contemplated by the Agreement and to fund the cash required to purchase the shares of common stock owned by the Company minority shareholders (the “Minority Shareholders”), who together own approximately 14.5% of the Company’s outstanding common stock, as more particularly described below.
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
     The Agreement has been approved by the Company’s Board of Directors. Further, the Company’s Board of Directors has determined that the transactions contemplated by the Agreement, including the Short Form Merger, are in the best interest of the Company and its shareholders. Neither the Short-Form Merger nor any of the transactions contemplated by the Agreement require approval by the Company’s shareholders, including the Minority Shareholders.
     Finally, at the closing of the Stock Purchase, Buyer intends to enter into a consulting agreement with Sabi with respect to certain matters, all as more particularly set forth in the Agreement.
     While there can be no assurance, the closing of the transactions contemplated by the Agreement is expected to close on or about May 31, 2007.
Additional Borrowings
     In January and May, 2007, the Company borrowed an aggregate of $1.9 million from Credit Cash, LLC. The loan is due in February 2008, bears interest at 12% per annum and is secured by a lien on the Company’s credit card receivables. At May 8, 2007, the balance due (including interest) was approximately $1.4 million.
Agreement with Supplier
     In February 2007, the Company entered into a payment plan with its principal supplier. Pursuant to the payment plan, the Supplier agreed to term-out $2.4 million of the amounts then due from the Company to the Supplier. The payment plan was evidenced by a written agreement between the Company and the Supplier that requires the Company to pay interest on the amount termed-out equal to the prime rate plus 2.5% and requires the Company to make weekly payments to the Supplier of $25,000 with respect to this obligation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q for the thirteen weeks ended July 30, 2006 (the “Form 10-Q”) contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements regarding, among other matters, our plans, objectives, expectations, operations, cash flow, margins, revenue, liquidity and capital resources.
     Forward looking statements contained in this Form 10-Q are not guarantees of future performance and involve certain risks, uncertainties and assumptions, all of which are difficult to predict. We wish to caution readers that certain important factors have affected in the past and may affect in the future our actual results, and such factors could cause actual results to differ significantly from those expressed or implied in any forward looking statement contained in this Form 10-Q. Important factors that could cause actual results to differ materially from those expressed or implied by the forward looking statements in this Form 10-Q include, but are not limited to, the following:
•	Our ability to satisfy the conditions to the closing of our agreement with Duffy’s Holdings, Inc., a transaction in which Duffy’s will infuse $11 million into us, a portion of which will be used to reduce our accounts payable and accrued expenses;
•	Our having sufficient funds to pay our debts, including our tax obligations, our operating leases, capital leases and our vendor contracts;
•	Our ability to increase our sales and manage our labor costs, food costs, other restaurant costs and corporate expenses, and our ability to turn our business from one with negative cash flow and net losses to one with positive cash flow and net income;
•	Our ability to acquire an adequate supply of food products at acceptable prices, and events that affect the availability and pricing of food products (such as instances of mad cow disease);
•	Our ability to recruit, train and retain qualified management personnel and to obtain a sufficient number of qualified restaurant employees;
•	Trends in consumer preferences, tastes and eating habits and competition for consumer dollars, both from restaurants similar to our restaurants and from restaurants generally;
•	The level of competition from restaurants that operate in the markets in which we operate;
•	The impact of seasonality on our business resulting from having 28 of our 56 company-owned restaurants in Florida;
•	Our exposure to the impact of hurricanes and other tropical storms as a result of the heavy concentration of our restaurants in the southeastern United States;
•	Our ability to maintain financial and accounting controls, management controls, and adequate reporting systems and procedures;

•	Increases in interest rates; and
•	Economic conditions in the markets in which we operate.
     The forward looking statements contained in this Form 10-Q reflect our current view about future events and are subject to risks, uncertainties and assumptions. The important factors described above, as well as the factors described elsewhere in this Form 10-Q, could cause the assumptions underlying our forward looking statements to be incorrect and thereby cause our actual results to differ materially from those expressed in or implied by our forward looking statements. We undertake no obligation to revise any of the forward looking statements contained in this report, which speak only as of the date hereof. Readers of this Form 10-Q are therefore cautioned not to place undue reliance on these forward looking statements contained in this Form 10-Q.
GENERAL
     We operate, franchise and license high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” As of May 29, 2007, there were 56 company-owned Roadhouse Grill restaurants, 28 of which were located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have five franchisees or licensees that currently operate an additional 12 restaurants.
OUR LIQUIDITY IS TIGHT AND OUR CIRCUMSTANCES RAISE SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN
     We reported net losses in each of the thirteen weeks ended July 30, 2006 and July 24, 2005. We have also experienced cash flow constraints over the last few years and we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such obligations.
     If the transactions with Duffy’s closes, Duffy’s will infuse $11 million into us at the closing, a portion of which will be used to satisfy such past due obligations to taxing authorities. The closing will also reduce the borrowings due to our majority shareholder and will recast the terms of our debt due to our majority shareholder such that the debt will no longer be in default.
     If we are unable to complete the transactions contemplated by the agreement with Duffy’s, we will seek to secure additional financing from our majority shareholder or other sources. In that regard, our majority shareholder is not obligated to provide any such additional financing to us and has not indicated its willingness to do so. Our inability to obtain such additional financing would likely have a material adverse effect on our business, results of operations and financial condition and could result in a curtailment of our operations. Our auditors have included a going concern modification in their audit report on our financial statements at April 30, 2006 and for the fiscal year then ended as a result of these contingencies.
LOANS FROM OUR MAJORITY SHAREHOLDER AND OUR CHIEF EXECUTIVE OFFICER
     In August 2005, we entered into a loan agreement with our principal shareholder under which we initially borrowed $1.25 million. In October 2005, we entered into an amended and restated loan agreement with our principal shareholder under which we borrowed an additional $2.0 million. In each of March and May 2006, the loan agreement was further amended, thereby allowing us to borrow, in the aggregate, an additional $1.6 million. The loan was further increased in July 2006 to its current borrowing level. The loan is currently in default. At the date of this Form 10-Q, we owe our majority shareholder approximately $8.1 million, including accrued but unpaid interest.
     In addition, as part of its agreement to make the loan in October 2005, we issued the Berjaya Warrant to our majority shareholder allowing it to purchase, for nominal consideration, 4,474,337 shares of our authorized but unissued common stock (the “Shares”). Under the terms of the Berjaya Warrant, as amended, our majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Berjaya Warrant will be canceled as part of the transaction contemplated by the agreement with Duffy’s. For accounting purposes, no value was assigned to the Berjaya Warrant at date of grant since it was not exercisable. We have recorded a charge in the amount of $1.1 million for the fair value of the Berjaya Warrant in the first quarter of Fiscal Year 2007 on the date such warrant first became exercisable.
     In September 2005, our Chief Executive Officer, Ayman Sabi, loaned us $120,000, which was used for working capital. In May 2006, Mr. Sabi loaned us an additional $100,000 (see Note 16 of Notes to Financial Statements).
IMPACT OF HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of our South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. We had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. We do not intend to reopen this restaurant. All of our other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in our South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. In the aggregate, as of July 30, 2006, we had received $0.5 million in proceeds as partial settlement on our Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. While additional insurance claims are pending with respect to the Biloxi restaurant, there can be no assurance that any additional amounts will be received with respect to such claims.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of our restaurants. Our South Florida restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in our South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, our corporate office was closed for an eight-day period. In the aggregate, as of July 30, 2006, we had received $0.3 million in proceeds as full settlement on our Hurricane Wilma insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane.

RECENT DEVELOPMENTS
Agreement with Duffy’s
     On April 6, 2007, we entered into an agreement (the “Agreement”) with Duffy’s Holdings, Inc., a Florida corporation (“Duffy’s”), RHG Acquisition Corporation, a Florida corporation and a wholly-owned subsidiary of Duffy’s (“Buyer”), Berjaya Group (Cayman) Limited, which is our majority shareholder and our principal lender (“Berjaya Cayman”), Prime Gaming Philippines, Inc., a corporation organized under the laws of the Philippines that is an affiliate of Berjaya Cayman (“Prime”), Tonto Capital Partners, GP (“Tonto”), which is controlled by our President and Chief Executive Officer, Ayman Sabi (“Sabi”), and Steven Saterbo, an individual (“Saterbo”) (Berjaya, Prime, Tonto, and Saterbo are collectively referred to herein as the “Selling Shareholders”). In the Agreement, the Selling Shareholders agreed to sell to Buyer the 24,996,342 shares (the “Shares”) of our outstanding common stock that they own, constituting 85.5% of our outstanding common stock (the “Stock Purchase”). Duffy’s has guaranteed the obligations of Buyer under the terms of the Agreement.
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
     In connection with the Stock Purchase, Berjaya Cayman, which is currently a senior lender to us and was owed approximately $8.1 million at February 25, 2007, including accrued but unpaid interest (the “Berjaya Loan”), has agreed to modify its loans (the “Berjaya Loan Restructuring”). Under the Agreement, at the closing of the Stock Purchase the Berjaya Loan will be reduced to an amount that when added to our outstanding debt due to third parties will not exceed $10 million, all as more particularly set forth in the Agreement. Had the closing of the Stock Purchase taken place on February 25, 2007, the Berjaya Loan would have been reduced to approximately $4,143,000.
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
     The closing of the Stock Purchase, including the Berjaya Loan Restructuring and the Berjaya IP Transfer, is subject to various closing conditions, all as more particularly set forth in the Agreement, including our filing certain delinquent filings (which includes this Form 10-Q) with the U.S. Securities and Exchange Commission (“SEC”) and thereafter our filing a Form 15 with the SEC deregistering the Company’s common stock under the Securities Exchange Act of 1934. We are eligible to deregister by filing a Form 15 because we have fewer than 300 record holders of our common stock.
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
     The Agreement has been approved by our Board of Directors, which has determined that the transactions contemplated by the Agreement, including the Short Form Merger, are in the best interest of us and our shareholders. Neither the Short-Form Merger nor any of the transactions contemplated by the Agreement require approval by our shareholders, including the Minority Shareholders.
     Finally, at the closing of the Stock Purchase, Buyer intends to enter into a consulting agreement with Sabi with respect to certain matters, all as more particularly set forth in the Agreement.
     A copy of the Agreement is an exhibit to our 2006 Form 10-K. While there can be no assurance, the closing of the transactions contemplated by the Agreement is expected to occur on or about May 31, 2007.
Transactions with Credit Cash, LLC
     In January and May, 2007, we borrowed an aggregate of $1.9 million from Credit Cash, LLC. The loan is due in February 2008, bears interest at 12% per annum and is secured by a lien on our credit card receivables. At May 8, 2007, the balance due (including interest) was approximately $1.4 million.
Agreement with Supplier
     In February 2007, we entered into a payment plan with our principal supplier. Pursuant to the payment plan, the Supplier agreed to term-out $2.4 million of the amounts then due from us to the Supplier. The payment plan was evidenced by a written agreement between us and the Supplier that requires us to pay interest on the amount termed-out equal to the prime rate plus 2.5% and requires us to make weekly payments to the Supplier of $25,000 with respect to this obligation.
OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. In each of the thirteen weeks ended July 30, 2006 and July 24, 2005, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, during the thirteen weeks ended July 30, 2006 and July 24, 2005. Franchise and management fees during the thirteen weeks ended July 30, 2006 and July 24, 2005 accounted for less than 1% of our revenues.
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

CRITICAL ACCOUNTING POLICIES
     For a full discussion of our critical accounting policies, please see our 2006 Form 10-K.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended
	July 30,	July 24,
	2006	2005
Total revenues:	100.0%	100.0%

Cost of restaurant sales:
Food and beverage	34.3	34.3
Labor and benefits	38.2	33.5
Occupancy and other	29.0	25.2

Total cost of restaurant sales	101.5	93.0

Depreciation and amortization	5.2	4.6
General and administrative expenses	7.9	6.8

Total operating expenses	114.7	104.4

Operating loss	(14.7)	(4.4)

THIRTEEN WEEKS ENDED JULY 30, 2006 (“FISCAL YEAR 2007 FIRST QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JULY 24, 2005 (“FISCAL YEAR 2006 FIRST QUARTER”)
     Total revenues. Total revenues decreased $4.0 million, or 13.7%, from $29.3 million for Fiscal Year 2006 First Quarter to $25.3 million for Fiscal Year 2007 First Quarter. This decrease is primarily attributable to a decrease in customer headcount, partially offset by an increase in check average resulting primarily from menu price changes that were implemented in March 2005.
     Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2007 First Quarter and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives.
     Food and beverage. Food and beverage costs decreased $1.4 million, or 13.6%, to $8.7 million for Fiscal Year 2007 First Quarter, from $10.1 million for Fiscal Year 2006 First Quarter. As a percentage of revenues, food and beverage costs was 34.3% for the Fiscal Year 2007 First Quarter and for the Fiscal Year 2006 First Quarter. The decrease in dollars was impacted by the reduction in revenue, offset in part by higher food costs.
     Labor and benefits. Labor and benefits costs decreased $0.2 million, or 1.7%, to $9.6 million for the Fiscal Year 2007 First Quarter, from $9.8 million for the Fiscal Year 2006 First Quarter. As a percentage of revenues, labor and benefits costs increased to 38.2% for the Fiscal Year 2007 First Quarter from 33.5% for the Fiscal Year 2006 First Quarter. The decrease in dollars is attributable to a reduction in workers’ compensation costs and the decline in revenues, partially offset by the impact of changes in minimum wage implemented in Florida, New York, and Ohio. The increase in labor and benefits as a percentage of revenues is primarily attributable to the impact of changes in minimum wage and the fixed nature of a significant portion of our labor and benefits compared to reduced revenues.
     Occupancy and other. Occupancy and other costs decreased less than $0.1 million, to $7.3 million for Fiscal Year 2007 First Quarter, from $7.4 million for Fiscal Year 2006 First Quarter. As a percentage of revenues, occupancy and other was 29.0% for Fiscal Year 2007 First Quarter compared to 25.2% for Fiscal Year 2006 First Quarter. The increase as a percentage of revenues, is primarily attributable to increased rent as a result of the August 2004 sale/leaseback of 11 properties, offset to some extent by reductions in marketing expense and equipment rental expense resulting from the expiration of certain equipment leases. The increase as a percentage of revenues is primarily impacted by the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense decreased from period to period by less than $0.1 million, or 1.3%. As a percentage of revenues, depreciation and amortization expense increased 0.6% to 5.2% from 4.6% during these periods, due to lower revenues.
     General and administrative. General and administrative costs remained generally consistent, increasing less than $0.1 million, or 0.7%, between Fiscal Year 2006 First Quarter and Fiscal Year 2007 First Quarter. As a percentage of revenues, general and administrative costs increased 1.1% from 6.8% for Fiscal Year 2006 First Quarter to 7.9% for Fiscal Year 2007 First Quarter. The increase, both in dollars and as a percentage of revenues, is primarily due to increased bank fees and costs associated with the investment banking process, partially offset by a reduction in legal and professional fees. The increase as a percentage of revenues is primarily attributable to the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Interest expense, net. Interest expense increased $0.1 million, or 69.4%, to $0.3 million for Fiscal Year 2007 First Quarter, from $0.2 million for Fiscal Year 2006 First Quarter. The increase was primarily due to the interest incurred relating to borrowings from the Company’s principal shareholders.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2007 First Quarter or Fiscal Year 2006 First Quarter because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Charge for Berjaya Warrant. We recorded a non-cash charge of $1.1 million relating to the Berjaya Warrant, which became exercisable on July 1, 2006. The charge is equal to the fair value of the Berjaya Warrant on the date it became exercisable. It is anticipated that the Berjaya Warrant will be cancelled if the transaction with Duffy’s is completed.
     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $0.4 million to $0.2 million for Fiscal Year 2007 First Quarter, from $0.6 million for Fiscal Year 2006 First Quarter due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. During the Fiscal Year 2007 First Quarter, we recorded a loss from disposal of discontinued restaurants in the amount of $20,000. We recorded a gain of $34,000 from disposal of discontinued restaurants during the Fiscal Year 2006 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements (see Note 7 to the Condensed Financial Statements for a description of our current outstanding debt obligations). As of July 30, 2006, total minimum payments required under our note and lease obligations in Fiscal Year 2007, including interest thereon, were $17.2 million.
     The following table summarizes our future contractual cash obligations for the remainder of Fiscal Year 2007 and for each of the next four fiscal years and thereafter as of July 30, 2006 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Debt:

Principal	$8,359	$1,236	$17	$7	$—	$—	$9,619
Interest	553	19	1	—	—	—	573

Total debt	8,912	1,255	18	7	—	—	10,192

Capital lease debt:

Principal	988	430	341	343	316	752	3,170
Interest	223	198	168	134	98	125	946

Total capital lease debt	1,211	628	509	477	414	877	4,116

Operating leases	6,856	8,957	8,438	7,967	7,645	62,514	102,377
Other commitments	205	140	142	168	—	—	655

Total	$17,184	$10,980	$9,107	$8,619	$8,059	$63,391	$117,340

     Other commitments represent minimum amounts due to certain vendors under contractual agreements. Further, the Company currently owes substantial payroll and sales taxes, including applicable penalties and interest. Additionally, if the transaction with Duffy’s, or another sale transaction, closes, the Company will become obligated under certain Severance Agreements and the Special Incentive Compensation Plan.
     Amounts reflected above could change as additional commitments may be made, cancellation provisions may be exercised by the Company or by its creditors, or agreements may be modified as warranted by changes in business or operational needs. Amounts due under long term debt agreements may be accelerated to the extent the Company realizes excess cash flow.
     We reported net losses in each of the thirteen weeks ended July 30, 2006 and July 24, 2005. We have also experienced cash flow constraints over the last few years and we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such obligations.
     If the transactions with Duffy’s closes, Duffy’s will infuse $11 million into us at the closing, a portion of which will be used to satisfy such past due obligations to taxing authorities. The closing will also reduce the borrowings due to our majority shareholder and will recast the terms of our debt due to our majority shareholder such that the debt will no longer be in default.
     If we are unable to complete the transactions contemplated by the agreement with Duffy’s, we will seek to secure additional financing from our majority shareholder or other sources. In that regard, our majority shareholder is not obligated to provide any such additional financing to us and has not indicated its willingness to do so. Our inability to obtain such additional financing would likely have a material adverse effect on our business, results of operations and financial condition and could result in a curtailment of our operations. Our auditors have included a going concern modification in their audit report on our financial statements at April 30, 2006 and for the fiscal year then ended as a result of these contingencies.

SUMMARY OF CASH FLOWS
     Cash used in continuing operating activities during the thirteen weeks ended July 30, 2006 was $0.6 million, compared with $1.5 million provided by operating activities during the thirteen weeks ended July 24, 2005. The primary sources of cash for the thirteen weeks ended July 30, 2006 were the timing of payments of accounts payable and accrued expenses and loans from our principal shareholders. The primary sources of cash for the thirteen weeks ended July 24, 2005 were the net cash generated from operations and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company. The primary use of cash during each of the thirteen weeks ended July 30, 2006 and July 24, 2005 was cash used to support operations.
     Cash used in continuing investing activities was $0.3 million during each of the thirteen weeks ended July 30, 2006 and July 24, 2005. Cash used by investing activities during each period consisted of purchases of property and equipment.
     Cash provided by continuing financing activities during the thirteen weeks ended July 30, 2006 was $1.8 million, compared to $0.7 million used in financing activities during the thirteen weeks ended July 24, 2005. Cash provided by financing activities during the thirteen weeks ended July 30, 2006 related to the proceeds of borrowings from our principal shareholders. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations.
     Cash used in discontinued operations in the thirteen weeks ended July 30, 2006 was $0.5 million, compared to cash used in discontinued operations of $1.0 million in the thirteen weeks ended July 24, 2005.
SEASONALITY AND QUARTERLY RESULTS
     Our operating results fluctuate seasonally because of our geographic concentration. Of the 56 restaurants currently owned and operated by us, 28 are located in generally residential or light commercial areas in Florida. Our restaurant sales generally increase from November through April, the peak period of the Florida tourism season, and generally decrease from May through October. In addition, because of our present geographic concentration, our results of operations may be materially adversely affected by a decline in tourism in Florida, downturns in Florida’s economy or by hurricanes or other adverse weather conditions in Florida. To offset this seasonal trend and to attempt to reduce the decline in sales during the off-season, we run special promotions for our customers, incentive contests for our employees and otherwise focus marketing initiatives to increasing sales during these periods. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including the factors described above in Forward Looking Statements.
IMPACT OF INFLATION
     The primary inflationary factors affecting our operations include food, beverage and labor costs. Labor costs are affected by changes in the labor market generally and, because many of our employees are paid at federal and state established minimum wage levels, changes in such wage laws affect our labor costs. In that regard, the Florida Constitution and state regulations of New York were recently amended to increase the minimum wage payable to Florida and New York employees. These changes in New York and Florida were effective in January and May, 2005, respectively. Additional changes went into effect in both of these states on January 1, 2006. Additional changes went into effect in New York and Ohio on January 1, 2007. Management believes that the impact of changes in the minimum wage laws will be offset by other changes in our operations, as described in the 2006 Form 10-K and in this Form 10-Q.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not currently use, and have not historically used, derivative financial instruments to hedge against market interest rate risk. Changes in market interest rates, either increasing or decreasing rates by up to ten percent, would have no material impact on our results of operations.
     Certain of the food products purchased by us are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangements may contain contractual features that limit the price paid by establishing certain floors and caps. We do not use financial instruments to hedge commodity prices because our purchase arrangements help control the ultimate cost paid. Extreme changes in commodity prices and/or long-term changes could adversely affect us. However, changes in commodity prices would ultimately affect our competitors as well as us. We expect that in most cases increased commodity prices could be passed through to our consumers via increases in menu prices. From time to time, competitive circumstances could limit menu price flexibility, and in those cases margins would be negatively impacted by increased commodity prices.
ITEM 4. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and acting principal financial officer have concluded that as of July 30, 2006, as set forth in the next paragraph, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and acting principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     Our registered independent public accounting firm, Rachlin, Cohen & Holtz, LLP, has advised us that in connection with the completion their audit of our financial statements for Fiscal Year 2006, they noted an internal control deficiency constituting a material weakness as defined in professional standards. The deficiency noted related to our not having sufficient qualified accounting staff to prepare complete and accurate financial statements. As a result of our lack of sufficient personnel with an appropriate level of knowledge, experience and training in the application of GAAP and internal controls over financial reporting, we have had to rely on services of consultants who are not our employees. This, coupled with our cash flow constraints has caused us to fall significantly behind in our SEC reporting obligations. We have also been trying to complete a sale of our business since 2005. In June 2006, our Chief Financial Officer resigned to pursue other interests. Subsequently, in August 2006, our Chief Accounting Officer

resigned. We have not replaced these persons, due to our continuing efforts to sell our company, and our Chief Executive Officer is currently acting as both our Chief Financial Officer and our Chief Accounting Officer. In that regard, we recently entered into an agreement with Duffy’s to sell all of our outstanding common stock to Duffy’s in a series of transactions. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If the Duffy’s transaction does not close, we intend to hire a new Chief Financial Officer and Chief Accounting Officer, which we believe will correct the enumerated material weakness.
     There have been no changes in our internal controls or in other factors that could have a material effect, or are reasonably likely to have a material effect, on the internal controls subsequent to the date of their evaluation in connection with the preparation of this Form 10-Q, except as described above.

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
ITEM 1A. RISK FACTORS
     There are many factors that affect our financial position, results of operations and business. In addition to those matters described in this Form 10-Q, you should carefully review the risk factors contained in our 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the thirteen weeks ended July 30, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the thirteen weeks ended July 30, 2006
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were brought before the shareholders for a vote during the thirteen weeks ended July 30, 2006.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of May, 2007

ROADHOUSE GRILL, INC.
By:	/s/ Ayman Sabi
Ayman Sabi
President and Chief Executive Officer (Principal Executive Officer)