Form 10-Q
period 2006-10-29
ROADHOUSE GRILL INC
filed 2007-05-31
CIK 1019376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Thirteen Weeks Ended October 29, 2006
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
DOCUMENTS INCORPORATED BY REFERENCE
     None.

FORM 10-Q
TWENTY SIX WEEKS ENDED OCTOBER 29, 2006

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROADHOUSE GRILL, INC.
CONDENSED BALANCE SHEETS
OCTOBER 29, 2006 AND APRIL 30, 2006
($ in thousands, except share data)

	October 29, 2006	April 30, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$272	$66
Accounts receivable, net of allowance for doubtful accounts	208	662
Accounts receivable due from majority shareholder	95	88
Income tax receivable	6	8
Inventory	789	940
Prepaid expenses	1,042	689
Current assets of discontinued operations	23	58

Total current assets	2,435	2,511
Property and equipment, net of accumulated depreciation	16,652	18,867
Intangible assets, net of accumulated amortization	108	113
Goodwill	1,527	1,527
Capitalized transaction costs	839	702
Other assets	623	608
Non-current assets of discontinued operations	670	780

Total assets	$22,854	$25,108

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable	$7,100	$6,948
Accrued expenses — payroll	5,264	3,992
Accrued expenses — taxes	3,491	1,941
Accrued expenses — other	2,984	2,616
Unearned revenue	318	706
Current portion of long-term debt	744	902
Note payable to majority shareholders	7,434	4,231
Other current debt due to related party	1,895	1,281
Current portion of capital lease obligations	186	380
Current liabilities of discontinued operations	1,868	2,191

Total current liabilities	31,284	25,188
Long-term debt	41	205
Long-term debt due to related party	—	614
Capital lease obligations	1,896	1,963
Long-term portion of unearned revenue	1,594	1,644
Non-current deferred rent	3,428	3,426
Non-current liabilities of discontinued operations	179	366

Total liabilities	$38,422	$33,406

Subsequent events, commitments and contingencies:

Shareholders equity (deficiency)
Common stock, par value $0.03 per share, authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	57,079	56,009
Accumulated deficit	(73,524)	(65,184)

Total shareholders’ equity (deficiency)	(15,568)	(8,298)

Total liabilities and shareholders’ equity (deficiency)	$22,854	$25,108

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY SIX WEEKS ENDED OCTOBER 29, 2006 AND OCTOBER 23, 2005
(Unaudited, $ in thousands, except share data)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
Total revenues	$21,887	$24,409	$47,199	$53,755

Cost of restaurant sales
Food and beverage	7,599	8,178	16,293	18,242
Labor and Benefits	7,793	8,501	17,467	18,343
Occupancy and other	6,297	6,994	13,630	14,376

Total cost of restaurant sales	21,689	23,673	47,390	50,961
Depreciation and amortization	1,251	1,188	2,577	2,531
General and administrative expenses	1,214	1,863	3,219	3,855

Total operating expenses	24,154	26,724	53,186	57,347

Operating loss	(2,267)	(2,315)	(5,987)	(3,592)

Other (expense) income:
Loss on sale/disposal of fixed assets	—	(86)	(16)	(90)
Interest expense, net	(382)	(284)	(714)	(480)
Berjaya warrant	—	—	(1,070)	—

Total other (expense) income	(382)	(370)	(1,800)	(570)

Loss from continuing operations before income taxes	(2,649)	(2,685)	(7,787)	(4,162)

Income tax benefit	—	—	—	—

Loss from continuing operations	(2,649)	(2,685)	(7,787)	(4,162)

Discontinued operations:
Loss from operations of discontinued restaurants (less applicable income taxes)	(340)	(633)	(513)	(1,186)
Loss on disposal of discontinued restaurants, including provision of $100 for operating losses during phase-out period (less applicable income taxes)	(20)	(466)	(40)	(432)

Net loss from discontinued operations	(360)	(1,099)	(553)	(1,618)

Net loss	$(3,009)	$(3,784)	$(8,340)	$(5,780)

Basic and diluted earnings per share:
Net loss from continuing operations	$(0.09)	$(0.09)	$(0.27)	$(0.14)
Net loss from discontinued operations	(0.01)	(0.04)	(0.02)	(0.06)

Net loss	$(0.10)	$(0.13)	$(0.29)	$(0.20)

Weighted average common shares outstanding, basic and diluted	29,220,663	29,220,663	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 29, 2006
(Unaudited, dollars in thousands, except share data)

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 30, 2006	29,220,663	$877	$56,009	$(65,184)	$(8,298)
Net loss	—	—	—	(8,340)	(8,340)
Berjaya warrant	—	—	1,070	—	1,070

Balance October 29, 2006	29,220,663	$877	$57,079	$(73,524)	$(15,568)

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE TWENTY SIX WEEKS ENDED OCTOBER 29, 2006 AND OCTOBER 23, 2005
(Unaudited, dollars in thousands)

	October 29, 2006	October 23, 2005
Cash flows from operating activities:
Net loss	$(8,340)	$(5,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	553	1,618
Depreciation and amortization	2,577	2,531
Stock option expense	—	19
Charge for Berjaya warrant	1,070	—
Net loss on sale/disposal of fixed assets	16	90
Bad debt expense	18	15

Change in assets and liabilities:
Decrease in accounts receivable	436	673
(Increase) decrease in accounts receivable, shareholder	(7)	6
Decrease in inventory	151	88
Decrease (increase) in prepaid expenses	(351)	130
Increase in other assets	(15)	(144)
Increase in accounts payable	152	799
Decrease in unearned revenue	(438)	(959)
Increase in accrued expenses	3,192	1,329

Net cash (used in) provided by continuing operating activities	(986)	415

Cash flows from investing activities:
Purchases of property and equipment	(373)	(727)

Net cash used in continuing investing activities	(373)	(727)

Cash flows from financing activities:
Capitalized merger cost	(137)	(210)
Net proceeds on loan from majority shareholder	3,203	2,750
Repayment of long-term debt	(322)	(303)
Repayment of related-party loans	—	(557)
Payments on capital lease obligations	(261)	(248)

Net cash provided by continuing financing activities	2,483	1,432

Cash flows from discontinued operations:
Net cash used in operating activities	(526)	(1,017)
Net cash used in investing activities	—	—
Net cash used in financing activities	(392)	(581)

Net cash used in discontinued operations	(918)	(1,598)

Decrease (increase) in cash and cash equivalents	206	(478)
Cash and cash equivalents at beginning of period	66	810

Cash and cash equivalents at end of period	$272	$332

Supplementary disclosures:
Interest paid	$747	$356

Income taxes paid	$—	$73

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 29, 2006
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of October 29, 2006, there were 57 company-owned Roadhouse Grill restaurants, 29 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. The Company closed two restaurants during the twenty-six weeks ended October 29, 2006 upon the termination of the related leases. The Company also closed one restaurant subsequent to October 29, 2006. At May 29, 2007 there were 56 company-owned Roadhouse Grill restaurants in operation (28 of which are located in Florida).
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

Thirteen weeks ending October 29, 2006	$967

Thirteen weeks ending October 23, 2005	2,786

Twenty six weeks ending October 29, 2006	1,045

Twenty six weeks ending October 23, 2005	4,920
     Information regarding assets and liabilities from discontinued operations is as follows (in thousands):

	October 29,	April 30,
	2006	2006
Assets	$693	$838
Liabilities	2,047	2,557

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
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     See Note 2 of Notes to Financial Statements in the 2006 Form 10-K for a summary of significant accounting policies.
(3) GOING CONCERN CONSIDERATIONS
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of October 29, 2006, total minimum payments required under the Company’s note and lease obligations in 2007, including interest thereon, were $15.1 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.
     During the thirteen and twenty-six weeks ended October 29, 2006, the Company’s primary sources of working capital were cash provided by operations and a loan from the Company’s principal shareholders. Subsequent to October 29, 2006, the Company’s primary source of working capital was borrowings from its principal shareholders and loans secured by its credit card receivables (see Notes 16 and 17).
     The following table summarizes the Company’s future contractual cash obligations for the balance of Fiscal 2007 and each of the next four fiscal years and thereafter as of October 29, 2006 (dollars in thousands) (see Notes 5, 6, and 7 for further information regarding these obligations). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Debt:

Principal	$9,161	$1,236	$17	$7	$—	$—	$10,421
Interest	233	19	1	—	—	—	253

Total debt	9,394	1,255	18	7	—	—	10,674

Capital lease debt:
Principal	729	430	341	343	316	752	2,911
Interest	224	198	168	134	98	125	947

Total capital lease debt	953	628	509	477	414	877	3,858

Operating leases	4,514	8,957	8,438	7,967	7,645	62,514	100,035
Other commitments	195	140	142	168	—	—	645

Total	$15,056	$10,980	$9,107	$8,619	$8,059	$63,391	$115,212

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

(4) PROPERTY AND EQUIPMENT
     Property and equipment, net consists of the following (dollars in thousands):

	October 29,	April 30,	Estimated
	2006	2006	Useful Lives
Building	$3,508	$3,508	20 years
Furniture and Equipment	28,610	28,278	3-7 years
Leasehold improvements	41,962	41,962	7-20 years

	74,080	73,748
Less: accumulated depreciation	(56,770)	(54,122)

	$17,310	$19,626

     The following sets forth property and equipment, net at October 29, 2006 and April 30, 2006, broken out between continuing operations and discontinued operations (in thousands):

	October 29, 2006	April 30, 2006
Continuing operations	$16,652	$18,867
Discontinued operations	658	759

	$17,310	$19,626

     Included in property and equipment are buildings and equipment under capital leases of $9.7 million at each of October 29, 2006 and October 23, 2005. The Company did not capitalize any interest costs during the second quarter of fiscal 2007 or during fiscal 2006.
(5) CAPITAL LEASES
     The following is a schedule of future minimum lease payments required in fiscal 2007 and in future fiscal years under capital leases as of October 29, 2006 (dollars in thousands):

2007	$953
2008	628
2009	509
2010	477
2011	414
Thereafter	877

Total minimum lease payments	3,858
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(947)

Present value of net minimum capital lease payments	2,911
Less: current portion of capital lease obligations	(859)

Present value of minimum capital lease obligations excluding current portion	2,052

     The following sets forth capital lease obligations at October 29, 2006 broken out between continuing operations and discontinued operations (in thousands):

	Current Portion	Non-Current Portion
Continuing operations	$186	$1,896
Discontinued operations	673	156

	$859	$2,052

     During the second fiscal quarters of 2007 and 2006, upon the expiration of various equipment operating leases, the Company elected to purchase the equipment under the lease through a continuation of lease payments for a specified period.
(6) OPERATING LEASES
     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments required in fiscal 2007 and in future fiscal years under operating leases that have remaining non-cancelable lease terms in excess of one year as of October 29, 2006 (dollars in thousands):

2007	$4,514
2008	8,957
2009	8,438
2010	7,967
2011	7,645
Thereafter	62,514

Total minimum lease payments.	$100,035

     The total rent expense for operating leases was $2.3 million and $2.5 million for the thirteen weeks ended October 29, 2006 and October 23, 2005, respectively, and was $4.7 million and $5.2 million for the twenty six weeks ended October 29, 2006 and October 23, 2005, respectively. The Company leased a portion of its corporate headquarters and recorded rental income in the amounts of $0.04 million and $0.07 million for the thirteen and twenty-six weeks ended October 23, 2005. The Company did not record rental income in the thirteen or twenty-six weeks ended October 29, 2006.

(7) LONG-TERM DEBT
     As of October 29, 2006 and April 30, 2006, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	October 29, 2006		April 30, 2006
	Non-Current	Current	Non-Current	Current
	Portion	Portion	Portion	Portion
Long term debt:
Unsecured note due to various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007	$—	$376	$43	$659
Other unsecured notes due to various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40	64	652	303	526

Total long-term debt	64	1,028	346	1,185
Less: debt from discontinued operations	(23)	(284)	(141)	(283)

Total long term debt from continuing operations	$41	$744	$205	$902

Notes payable to shareholders:
Unsecured demand notes due to Ayman Sabi (President and Chief Executive Officer) bearing interest at 10%	$—	$223	$—	$220
Secured note due to the Berjaya Group (Cayman) Limited (majority shareholder), bearing interest at 10%. Full payment is due upon certain events, including a change in control of the Company (currently in default)	—	7,211	—	4,011

Total notes payable to shareholders	$—	$7,434	$—	$4,231

Due to related party:
Unsecured note due to Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007	$—	$1,895	$614	$1,281

Total due to related party	$—	$1,895	$614	$1,281

     The carrying amount of property and equipment and assets used as collateral for long-term debt was approximately $17.3 million and $19.6 million at October 29, 2006 and April 30, 2006, respectively.
(8) STOCK OPTION PLANS
     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Board of Directors. Options may be granted at an exercise price equal to the fair market value at the date of grant, however not less than $0.36 per share, and may have a term of up to ten years. During fiscal year 2004, the Company granted ten-year options to purchase 1,395,000 shares of common stock to various officers and key employees with an exercise price of $0.36 per share. The options vested one third on April 28th of each of 2004, 2005 and 2006. As of October 29, 2006, 1,005,000 options were outstanding under the 2003 Plan.
     No stock options were granted or exercised during the twenty-six weeks ended October 29, 2006 or the twenty-six weeks ended October 23, 2005.
     Stock option activity during the twenty-six weeks ended October 29, 2006 was as follows:

		Weighted Average
	Total Options	Exercise Price
Outstanding at April 30, 2006	1,295,000	$0.36
Granted	—	—
Exercised	—	—
Forfeited	(290,000)	0.36
Expired	—	—

Outstanding at October 29, 2006	1,005,000	$0.36

Options exercisable at October 29, 2006	1,005,000	$0.36

     The weighted average remaining contractual terms of stock options outstanding and stock options exercisable at October 29, 2006 was 7 years. The aggregate intrinsic value of options outstanding and stock options exercisable at October 29, 2006 was zero.
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
     The Company had no unvested stock options as of April 30, 2006 and granted no stock options in the twenty-six weeks ended October 29, 2006, so there is no impact of SFAS No. 123R on the Company’s condensed financial statements for the twenty-six weeks ended October 29, 2006. In accordance with the modified prospective transaction method, the Company’s financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

(9) SELF-FUNDED INSURANCE
     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003, the Company was effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, the Company has had fixed cost coverage for workers’ compensation. For employer’s practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. The Company is also essentially self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company during the thirteen weeks ended October 29, 2006 and October 23, 2005 were $2.0 million and $1.7 million, respectively and were $3.4 million and $2.4 million, respectively, during the twenty six weeks ended October 29, 2006 and October 23, 2005.
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

(13) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except share data):

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 29, 2006			October 29, 2006
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS:

Net loss available to common shareholders from continuing operations	$(2,649)	29,220,663	$(0.09)	$(7,787)	29,220,663	$(0.27)
Net loss available to common shareholders from discontinued operations	(360)	29,220,663	(0.01)	(553)	29,220,663	(0.02)

Net loss available to common shareholders	$(3,009)	29,220,663	$(0.10)	$(8,340)	29,220,663	$(0.29)

EFFECT OF DILUTIVE SECURITIES
Stock options and warrants	—	—	—	—	—	—

DILUTED EPS:

Net loss available to common shareholders from continuing operations	$(2,649)	29,220,663	$(0.09)	$(7,787)	29,220,663	$(0.27)
Net loss available to common shareholders from discontinued operations	(360)	29,220,663	(0.01)	(553)	29,220,663	(0.02)

Net loss available to common shareholders	$(3,009)	29,220,663	$(0.10)	$(8,340)	29,220,663	$(0.29)

     Options to purchase 1,005,000 shares of common stock at a weighted average exercise price of $0.36 per share and warrants to purchase 4,474,337 shares of common stock at a weighted average price exercise price of $0.001 per share were outstanding during the thirteen and twenty six weeks ending October 29, 2006, but were not included in the computation of diluted EPS because they are antidilutive.

	Thirteen Weeks Ended			Twenty Six Weeks Ended
	October 23, 2005			October 23, 2005
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS:

Net loss available to common shareholders from continuing operations	$(2,685)	29,220,663	$(0.09)	$(4,162)	29,220,663	$(0.14)
Net loss available to common shareholders from discontinued operations	(1,099)	29,220,663	(0.04)	(1,618)	29,220,663	(0.06)

Net loss available to common shareholders	$(3,784)	29,220,663	$(0.13)	$(5,780)	29,220,663	$(0.20)

EFFECT OF DILUTIVE SECURITIES
Stock options	—	—	—	—	—	—

DILUTED EPS:

Net loss available to common shareholders from continuing operations	$(2,685)	29,220,663	$(0.09)	$(4,162)	29,220,663	$(0.14)
Net loss available to common shareholders from discontinued operations	(1,099)	29,220,663	(0.04)	(1,618)	29,220,663	(0.06)

Net loss available to common shareholders	$(3,784)	29,220,663	$(0.13)	$(5,780)	29,220,663	$(0.20)

     Options to purchase 1,305,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirteen and twenty six weeks ending October 23, 2005, but were not included in the computation of diluted EPS because they are antidilutive.
(14) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     The Company has in the past entered into agreements with a loyalty and rewards company involving the discounted advance sale of food and beverage credits to be used at its restaurants. As of October 29, 2006 and April 30, 2006 the unearned revenue related to this program was $0.04 million and $0.4 million, respectively.
(15) IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on October 29, 2005. None of the Company’s South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. The Company had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. The Company does not intend to reopen this restaurant. All of the Company’s other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in the Company’s South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. In the aggregate, as of October 29, 2006 the Company has received $0.5 million in proceeds as partial settlement on its Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. While additional insurance claims are pending with respect to the Biloxi restaurant, there can be no assurance that any additional amounts will be received with respect to such claims.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of the Company’s restaurants. The Company’s South Florida restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in the Company’s South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, the Company’s corporate office was closed for an eight-day period. In the aggregate, as of April 30, 2006 the Company had received $0.3 million in proceeds as full settlement on its Hurricane Wilma insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane.
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
     In addition, as part of its agreement to make the loan in October 2005, the majority shareholder received a common stock purchase warrant (the “ Berjaya Warrant”) to purchase, for nominal consideration, 4,474,337 shares of the Company’s authorized but unissued common stock (the “Shares”). Under the terms of the Berjaya Warrant, as amended, the majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Warrant would have been canceled if a change in control occurred prior to that date. For accounting purposes, no value was assigned to the Berjaya Warrant because it was not exercisable on the date of grant and was expected to be canceled if a financing or sale transaction was completed. During the first quarter of fiscal 2007, the Company recorded a charge aggregating $1,070,000, which is the fair value of the Berjaya Warrant on the date it first became exercisable. The Berjaya Warrant is expected to be cancelled upon the closing of the transaction with Duffy’s (see Note 17).
     In September 2005, the Company’s President and Chief Executive Officer loaned the Company $120,000, which was used for working capital. In May 2006, an additional $100,000 was loaned to the Company. This loan is evidenced by a demand promissory note, bears interest at the rate of 10% per annum and is unsecured. An additional $3,000 of interest was recorded and added to the principal balance of the loan at October 29, 2006.

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
     In connection with the Stock Purchase, Berjaya Cayman, which is currently a senior lender to Company and was owed approximately $8.1 million at February 25, 2007, including accrued but unpaid interest (the “Berjaya Loan”), has agreed to modify its loans (the “Berjaya Loan Restructuring”). Under the Agreement, at the closing of the Stock Purchase the Berjaya Loan will be reduced to an amount that when added to the Company’s outstanding debt will not exceed $10 million, all as more particularly set forth in the Agreement. Had the closing of the Stock Purchase taken place on February 25, 2007, the Berjaya Loan would have been reduced to approximately $4,143,000.
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
FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q for the thirteen weeks ended October 29, 2006 (the “Form 10-Q”) contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements regarding, among other matters, our plans, objectives, expectations, operations, cash flow, margins, revenue, liquidity and capital resources.
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
GENERAL
     We operate, franchise and license high-quality full-service casual dining restaurants under the name “Roadhouse Grill.” As of May 16, 2007, there were 56 company-owned Roadhouse Grill restaurants, 28 of which were located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio, and South Carolina. We also have five franchisees or licensees that currently operate an additional 12 restaurants.
OUR LIQUIDITY IS TIGHT AND OUR CIRCUMSTANCES RAISE SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN
     We reported net losses in each of the thirteen weeks ended October 29, 2006 and October 23, 2005. We have also experienced cash flow constraints over the last few years and we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such obligations.
     If the transactions with Duffy’s closes, Duffy’s will infuse $11 million into us at the closing, a portion of which will be used to satisfy such past due obligations to taxing authorities. The closing will also reduce the borrowings due to our majority shareholder and will recast the terms of our debt due to our majority shareholder such that the debt will no longer be in default.
     If we are unable to complete the transactions contemplated by the agreement with Duffy’s, we will seek to secure additional financing from our majority shareholder or other sources. In that regard, our majority shareholder is not obligated to provide any such additional financing to us and has not indicated its willingness to do so. Our inability to obtain such additional financing would likely have a material adverse effect on our business, results of operations and financial condition and could result in a curtailment of our business. Our auditors have included a going concern modification in their audit report on our financial statements at April 30, 2006 and for the fiscal year then ended as a result of these contingencies.

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
     In addition, as part of its agreement to make the loan in October 2005, we issued the Berjaya Warrant to our majority shareholder allowing it to purchase, for nominal consideration, 4,474,337 shares of our authorized but unissued common stock (the “Shares”). Under the terms of the Berjaya Warrant, as amended, our majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Berjaya Warrant will be canceled as part of the transaction contemplated by the agreement with Duffy’s. For accounting purposes, no value was assigned to the Berjaya Warrant at date of grant since it was not exercisable. We have recorded a charge in the amount of $1.1 million for the fair value of the Berjaya Warrant in the first quarter of Fiscal Year 2007 on the date such warrant became exercisable.
     In September 2005, our Chief Executive Officer, Ayman Sabi, loaned us $120,000, which was used for working capital. In May 2006, Mr. Sabi loaned us an additional $100,000 (see Note 16 of Notes to Financial Statements). An additional $3,000 of interest was recorded and added to the principal balance of the loan at October 29, 2006.
IMPACT OF HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of our South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. We had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. We do not intend to reopen this restaurant. All of our other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in our South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. In the aggregate, as of October 29, 2006, we had received $0.5 million in proceeds as partial settlement on our Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. While additional insurance claims are pending with respect to the Biloxi restaurant, there can be no assurance that any additional amounts will be received with respect to such claims.
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
Transactions with Credit Cash, LLC
     In January and May 2007, we borrowed an aggregate of $1.9 million from Credit Cash, LLC. The loan is due in February 2008, bears interest at 12% per annum and is secured by a lien on our credit card receivables. At May 8, 2007, the balance due (including interest) was approximately $1.4 million.
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
OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. In each of the thirteen weeks and twenty-six weeks ended October 29, 2006 and October 23, 2005, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, in each of the thirteen and twenty-six weeks ended October 29, 2006 and October 23, 2005. Franchise and management fees during the thirteen and twenty-six weeks ended October 29, 2006 and October 23, 2005 accounted for less than 1% of our revenues.
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

CRITICAL ACCOUNTING POLICIES
     For a full discussion of our critical accounting policies, please see our 2006 Form 10-K.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks		Twenty Six Weeks
	Ended		Ended
	October 29,	October 23,	October 29,	October 23,
	2006	2005	2006	2005
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of restaurant sales:
Food and beverage	34.7	33.5	34.5	33.9
Labor and benefits	35.6	34.8	37.0	34.1
Occupancy and other	28.8	28.7	28.9	26.8

Total cost of restaurant sales	99.1	97.0	100.4	94.8
Depreciation and amortization	5.7	4.9	5.5	4.7
General and administrative expenses	5.6	7.6	6.8	7.2

Total operating expenses	110.4	109.5	112.7	106.7

Operating loss	(10.4)	(9.5)	(12.7)	(6.7)

THIRTEEN WEEKS ENDED OCTOBER 29, 2006 (“FISCAL YEAR 2007 SECOND QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 23, 2005 (“FISCAL YEAR 2006 SECOND QUARTER”)
     Total revenues. Total revenues decreased $2.5 million, or 10.3%, from $24.4 million for Fiscal Year 2006 Second Quarter to $21.9 million for Fiscal Year 2007 Second Quarter. This decrease is primarily attributable to a reduction in customer headcount, partially offset by an increase in check average resulting primarily from the menu price changes that were implemented in March 2005.
     Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2007 Second Quarter and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives.
     Food and beverage. Food and beverage costs decreased $0.6 million, or 7.1%, to $7.6 million for Fiscal Year 2007 Second Quarter, from $8.2 million for Fiscal Year 2006 Second Quarter. As a percentage of revenues, food and beverage costs was 34.7% for Fiscal Year 2007 Second Quarter and 33.5% for Fiscal Year 2006 Second Quarter. The decrease in dollars and increase as a percentage of revenue was impacted by the reduction in revenue, offset in part by higher food costs.
     Labor and benefits. Labor and benefits costs decreased $0.7 million, or 8.3%, to $7.8 million for Fiscal Year 2007 Second Quarter, from $8.5 million for Fiscal Year 2006 Second Quarter. As a percentage of revenues, labor and benefits costs increased to 35.6% for Fiscal Year 2007 Second Quarter from 34.8% for Fiscal Year 2006 Second Quarter. The decrease in dollars is attributable to a reduction in workers’ compensation costs and the decline in revenues, partially offset by the impact of changes in minimum wage implemented in Florida, New York, and Ohio. The increase in labor and benefits as a percentage of revenues is primarily attributable to the impact of changes in minimum wage and the fixed nature of a significant portion of our labor and benefits compared to reduced revenues.
     Occupancy and other. Occupancy and other costs decreased $0.7 million, or 10.0%, to $6.3 million for Fiscal Year 2007 Second Quarter, from $7.0 million for Fiscal Year 2006 Second Quarter. As a percentage of revenues, occupancy and other was 28.8% for Fiscal Year 2007 Second Quarter compared to 28.7% for Fiscal Year 2006 Second Quarter. The decrease in dollars is primarily attributable to reductions in marketing expense and equipment rental expense resulting from the expiration of certain equipment leases, partially offset by increased rent as a result of the August 2004 sale/leaseback of 11 properties. The increase as a percentage of revenues is primarily attributable to the relatively fixed nature of general and administrative costs compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense increased from period to period by less than $0.1 million, or 5.3%. As a percentage of revenues, depreciation and amortization expense increased 0.8% to 5.7% from 4.9% during these periods, due to lower revenues.
     General and administrative. General and administrative costs decreased $0.7 million, or 34.8%, from $1.9 million for Fiscal Year 2006 Second Quarter to $1.2 million for Fiscal Year 2007 Second Quarter . As a percentage of revenues, general and administrative costs decreased 2.0% from 7.6% for Fiscal Year 2006 Second Quarter to 5.6% for Fiscal Year 2007 Second Quarter. The decrease, both in dollars and as a percentage of revenues, is primarily due to a reduction in legal and professional fees, partially offset by increased bank fees and costs associated with the investment banking process.
     Interest expense, net. Total interest expense increased less than $0.1 million, or 34.5%, to $0.4 million for Fiscal Year 2007 Second Quarter, from $0.3 million for Fiscal Year 2006 Second Quarter. The increase was primarily due to the interest incurred relating to borrowings from the Company’s principal shareholders.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2007 Second Quarter or Fiscal Year 2006 Second Quarter because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $0.3 million to $0.3 million for Fiscal Year 2007 Second Quarter, from $0.6 million for Fiscal Year 2006 Second Quarter due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. During the Fiscal Year 2007 Second Quarter, we recorded a loss from disposal of discontinued restaurants in the amount of less than $0.1 million. We recorded a loss from disposal of discontinued restaurants in the amount of $0.5 million during Fiscal Year 2006 Second Quarter.

TWENTY SIX WEEKS ENDED OCTOBER 29, 2006 (“FISCAL YEAR 2007 FIRST TWO QUARTERS”) COMPARED TO THE TWENTY SIX WEEKS ENDED OCTOBER 23, 2005 (“FISCAL YEAR 2006 FIRST TWO QUARTERS”)
     Total revenues. Total revenues decreased $6.6 million, or 12.2%, from $53.8 million for Fiscal Year 2006 First Two Quarters to $47.2 million for Fiscal Year 2007 First Two Quarters. This decrease is primarily attributable to a reduction in customer headcount, partially offset by an increase in check average resulting primarily from the menu price changes that were implemented in March 2005.
     Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2007 Second Quarter and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives.
     Food and beverage. Food and beverage costs decreased $1.9 million, or 10.7%, to $16.3 million for Fiscal Year 2007 First Two Quarters, from $18.2 million for Fiscal Year 2006 First Two Quarters. As a percentage of revenues, food and beverage costs was 34.5% for Fiscal Year 2007 First Two Quarters and 33.9% for Fiscal Year 2006 First Two Quarters. The decrease in dollars and increase as a percentage of revenue was impacted by the reduction in revenue, offset in part by higher food costs.
     Labor and benefits. Labor and benefits costs decreased $0.9 million, or 4.8%, to $17.4 million for Fiscal Year 2007 First Two Quarters, from $18.3 million for Fiscal Year 2006 First Two Quarters. As a percentage of revenues, labor and benefits costs increased to 37.0% for Fiscal Year 2007 First Two Quarters from 34.1% for Fiscal Year 2006 First Two Quarters. The decrease in dollars is attributable to a reduction in workers’ compensation costs and the decline in revenues, partially offset by the impact of changes in minimum wage implemented in Florida, New York, North Carolina, and Ohio. The increase in labor and benefits as a percentage of revenues is primarily attributable to the impact of changes in minimum wage and the fixed nature of a significant portion of our labor and benefits compared to reduced revenues.
     Occupancy and other. Occupancy and other costs decreased $0.7 million, or 5.2%, to $13.6 million for Fiscal Year 2007 First Two Quarters, from $14.3 million for Fiscal Year 2006 First Two Quarters. As a percentage of revenues, occupancy and other was 28.9 % for Fiscal Year 2007 First Two Quarters compared to 26.8% for Fiscal Year 2006 First Two Quarters. The decrease in dollars is primarily attributable to reductions in marketing expense and equipment rental expense resulting from the expiration of certain equipment leases, partially offset by increased rent as a result of the August 2004 sale/leaseback of 11 properties. The increase as a percentage of revenues is primarily attributable to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense was approximately $2.5 million in each of Fiscal Year 2007 First Two Quarters and Fiscal Year 2006 First Two Quarters, increasing 1.8% . As a percentage of revenues, depreciation and amortization expense increased 0.8% to 5.5% from 4.7% during these periods due to lower revenues.
     General and administrative. General and administrative costs decreased $0.6 million, or 16.5%, from $3.8 million for Fiscal Year 2006 First Two Quarters to $3.2 million for Fiscal Year 2007 First Two Quarters. As a percentage of revenues, general and administrative costs decreased 0.4% from 7.2% for Fiscal Year 2006 First Two Quarters to 6.8% for Fiscal Year 2007 First Two Quarters. The decrease, both in dollars and as a percentage of revenues, is primarily due to a reduction in legal and professional fees, partially offset by increased bank fees and costs associated with the investment banking process.

     Interest expense, net. Total interest expense increased $0.2 million, or 48.8%, to $0.7 million for Fiscal Year 2007 First Two Quarters, from $0.5 million for Fiscal Year 2006 First Two Quarters. The increase was primarily due to the interest incurred relating to borrowings from the Company’s major shareholders.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2007 First Two Quarters or Fiscal Year 2006 First Two Quarters because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Charge for Berjaya Warrant. We recorded a non-cash charge of $1.1 million relating to the Berjaya Warrant, which became exercisable on July 1, 2006. The charge is equal to the fair value of the Berjaya Warrant on the date it became exercisable. It is anticipated that the Berjaya Warrant will be cancelled if the transaction with Duffy’s is completed.
     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $0.7 million to $0.5 million for Fiscal Year 2007 First Two Quarters, from $1.2 million for Fiscal Year 2006 First Two Quarters due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. During the Fiscal Year 2007 First Two Quarters, we recorded a loss from disposal of discontinued restaurants in the amount of less than $0.1 million, compared to $0.4 million for Fiscal Year 2006 First Two Quarters.
LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Note 7 to the Condensed Financial Statements for a description of our current outstanding debt obligations. As of October 29, 2006, total minimum payments required under our note and lease obligations in Fiscal Year 2007, including interest thereon, were $15.1 million.
     The following table summarizes our future contractual cash obligations for the remainder of fiscal 2007 and for each of the next four fiscal years and thereafter as of October 29, 2006 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Debt:

Principal	$9,161	$1,236	$17	$7	$—	$—	$10,421
Interest	233	19	1	—	—	—	253

Total debt	9,394	1,255	18	7	—	—	10,674

Capital lease debt:
Principal	729	430	341	343	316	752	2,911
Interest	224	198	168	134	98	125	947

Total capital lease debt	953	628	509	477	414	877	3,858

Operating leases	4,514	8,957	8,438	7,967	7,645	62,514	100,035
Other commitments	195	140	142	168	—	—	645

Total	$15,056	$10,980	$9,107	$8,619	$8,059	$63,391	$115,212

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

OUR LIQUIDITY IS TIGHT AND OUR CIRCUMSTANCES RAISE SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN
     We reported net losses in each of the thirteen weeks ended October 29, 2006 and October 23, 2005. We have also experienced cash flow constraints over the last few years and we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such obligations.
     If the transactions with Duffy’s closes, Duffy’s will infuse $11 million into us at the closing, a portion of which will be used to satisfy such past due obligations to taxing authorities. The closing will also reduce the borrowings due to our majority shareholder and will recast the terms of our debt due to our majority shareholder such that the debt will no longer be in default.
     If we are unable to complete the transactions contemplated by the agreement with Duffy’s, we will seek to secure additional financing from our majority shareholder or other sources. In that regard, our majority shareholder is not obligated to provide any such additional financing to us and has not indicated its willingness to do so. Our inability to obtain such additional financing would likely have a material adverse effect on our business, results of operations and financial condition and could result in a curtailment of our business. Our auditors have included a going concern modification in their audit report on our financial statements at April 30, 2006 and for the fiscal year then ended as a result of these contingencies.
SUMMARY OF CASH FLOWS
     Cash used in continuing operating activities during the twenty six weeks ended October 29, 2006 was $1.0 million, compared with $0.4 million provided by continuing operating activities during the twenty six weeks ended October 23, 2005. The primary sources of cash for twenty six weeks ended October 29, 2006 were the timing of payments of accounts payable and accrued expenses and the collection of insurance proceeds from hurricane claims. The primary sources of cash for the twenty six weeks ended October 23, 2005 were the net cash generated from operations and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company. The primary use of cash during the twenty six weeks ended October 29, 2006 and October 23, 2005 was cash used to support operations and payments made relating to the use of the food and beverage credits.
     Cash used in continuing investing activities was $0.4 million during the twenty six weeks ended October 29, 2006, and $0.7 million during the twenty six weeks ended October 23, 2005. Cash used by continuing investing activities during each period consisted of purchases of property and equipment.
     Cash provided by continuing financing activities during the twenty six weeks ended October 29, 2006 was $2.5 million, compared to $1.4 million during the twenty six weeks ended October 23, 2005. Cash provided by continuing financing activities during the twenty six weeks ended October 29, 2006 and October 23, 2005 related to the proceeds of borrowings from related parties. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations.
     Cash used in discontinued operations in the twenty six weeks ended October 29, 2006 was $0.9 million, compared to cash used in discontinued operations of $1.6 million in the twenty six weeks ended October 23, 2005.

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
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and acting principal financial officer have concluded that as of October 29, 2006, as set forth in the next paragraph, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and acting principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
     There are many factors that affect our financial position results of operations and business. In addition to those matters described in this Form 10-K, you should carefully review the risk factors contained in our 2006 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the twenty six weeks ended October 29, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the twenty six weeks ended October 29, 2006

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were brought before the shareholders for a vote during the thirteen or twenty six weeks ended October 29, 2006.

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