Form 10-Q
period 2007-01-28
ROADHOUSE GRILL INC
filed 2007-05-31
CIK 1019376

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Thirteen Weeks Ended January 28, 2007
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-Q
THIRTY NINE WEEKS ENDED JANUARY 28, 2007

PART 1 FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROADHOUSE GRILL, INC.
CONDENSED BALANCE SHEETS
JANUARY 28, 2007 AND APRIL 30, 2006
($ in thousands, except share data)

	January 28,	April 30,
	2007	2006
	(Unaudited)
Assets:

Current assets:
Cash and cash equivalents	$37	$66
Accounts receivable, net of allowance for doubtful accounts	601	662
Accounts receivable due from majority shareholder	99	88
Income tax receivable	4	8
Inventory	801	940
Prepaid expenses	1,171	689
Current assets of discontinued operations	—	58

Total current assets	2,713	2,511
Property and equipment, net of accumulated depreciation	15,478	18,867
Intangible assets, net of accumulated amortization	106	113
Goodwill	1,527	1,527
Capitalized transaction costs	784	702
Other assets	837	608
Current assets of discontinued operations	658	780

Total assets	$22,103	$25,108

Liabilities and Shareholders’ Equity (Deficiency):

Current liabilities:
Accounts payable	6,434	6,948
Accrued expenses – payroll	4,897	3,992
Accrued expenses – taxes	5,484	1,941
Accrued expenses – other	2,873	2,616
Unearned revenue	506	706
Current portion of long-term debt	1,421	902
Note payable to majority shareholders	7,434	4,231
Other current debt due to related parties	1,979	1,281
Current portion of capital lease obligations	72	380
Current liabilities of discontinued operations	1,369	2,191

Total current liabilities	32,469	25,188
Long-term debt	69	205
Long-term debt due to related party	—	614
Capital lease obligations	1,953	1,963
Long-term portion of unearned revenue	1,568	1,644
Non-current deferred rent	3,501	3,426
Non-current liabilities of discontinued operations	—	366

Total liabilities	$39,560	$33,406

	January 28,	April 30,
	2007	2006
	(Unaudited)
Subsequent events, commitments and contingencies:

Shareholders equity (deficiency)
Common stock, par value $0.03 per share, authorized 35,000,000 shares; issued and outstanding 29,220,663 shares	877	877
Additional paid-in capital	57,079	56,009
Accumulated deficit	(75,413)	(65,184)

Total shareholders’ equity (deficiency)	(17,457)	(8,298)

Total liabilities and shareholders’ equity (deficiency)	$22,103	$25,108

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY NINE WEEKS ENDED JANUARY 28, 2007 AND JANUARY 22, 2006
(Unaudited, $ in thousands, except share data)

	Thirteen Weeks Ended		Thirty nine Weeks Ended
	January 28,	January 22,	January 28,	January 22,
	2007	2006	2007	2006
Total revenues	$23,142	$26,624	$70,341	$80,379

Cost of restaurant sales
Food and beverage	7,677	8,764	23,970	27,006
Labor and benefits	8,652	9,082	26,119	27,425
Occupancy and other	6,413	7,398	20,043	21,774

Total cost of restaurant sales	22,742	25,244	70,132	76,205
Depreciation and amortization	1,143	1,292	3,720	3,823
Asset Impairment	—	603	—	603
General and administrative expenses	834	1,807	4,053	5,662

Total operating expenses	24,719	28,946	77,905	86,293

Operating loss	(1,577)	(2,322)	(7,564)	(5,914)

Other (expense) income:
Gain (loss) on sale/disposal of fixed assets	—	76	(16)	(14)
Berjaya warrant	—	—	(1,070)	—
Interest expense, net	(416)	(323)	(1,130)	(803)

Total other (expense) income	(416)	(247)	(2,216)	(817)
Loss from continuing operations before income taxes	(1,993)	(2,569)	(9,780)	(6,731)
Income tax benefit	—	—	—	—

Loss from continuing operations	(1,993)	(2,569)	(9,780)	(6,731)

Discontinued operations:
Gain (loss) from operations of discontinued restaurants (less applicable income taxes)	69	(268)	(444)	(1,454)
Gain (loss) on disposal of discontinued restaurants, including provision of $100 for operating losses during phase-out period (less applicable income taxes)	35	(352)	(5)	(784)

Net income (loss) from discontinued operations	104	(620)	(449)	(2,238)

Net loss	$(1,889)	$(3,189)	$(10,229)	$(8,969)

Basic and diluted earnings per share:
Net loss from continuing operations	$(0.07)	$(0.09)	$(0.33)	$(0.23)
Net gain (loss) from discontinued operations	$0.01	(0.02)	(0.02)	(0.08)

Net loss	$(0.06)	$(0.11)	$(0.35)	$(0.31)

Weighted average common shares outstanding, basic and diluted	29,220,663	29,220,663	29,220,663	29,220,663

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THIRTY NINE WEEKS ENDED JANUARY 28, 2007
(Unaudited, dollars in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance April 30, 2006	29,220,663	$877	$56,009	$(65,184)	$(8,298)
Net loss	—	—	—	(10,229)	(10,229)
Berjaya warrant	—	—	1,070	—	1,070

Balance January 28, 2007	29,220,663	$877	$57,079	$(75,413)	$(17,457)

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THIRTY NINE WEEKS ENDED JANUARY 28, 2007 AND JANUARY 22, 2006
(Unaudited, dollars in thousands)

	January 28, 2007	January 22, 2006
Cash flows from operating activities:
Net loss	$(10,229)	$(8,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	449	2,238
Depreciation and amortization	3,720	3,823
Charge for asset impairment		603
Stock option expense	—	19
Warrant charge	1,070	—
Net loss on sale/disposal of fixed assets	16	14
Bad debt expense	24	20

Change in assets and liabilities:
Decrease in accounts receivable	37	141
Decrease (increase) in accounts receivable, shareholder	(11)	11
Decrease in inventory	139	(8)
Decrease (increase) in prepaid expenses	(478)	331
Decrease (increase) in other assets	(229)	9
Increase (decrease) in accounts payable	(430)	1,962
Decrease in unearned revenue	(276)	(1,163)
Increase in accrued expenses	4,780	2,545

Net cash provided by (used in) continuing operating activities	(1,418)	1,576

Cash flows from investing activities:
Purchase of property and equipment	(340)	(915)

Net cash used in continuing investing activities	(340)	(915)

Cash flows from financing activities:
Capitalized merger cost	(82)	(471)
Proceeds from shareholder loan	3,203	3,870
Payment on shareholder loan	—	(539)
Repayment of related party debt	—	(840)
Proceeds from long-term debt	1,000	—
Repayment of long-term debt	(617)	(638)
Payments on capital lease obligations	(318)	(134)

Net cash provided by continuing financing activities	3,186	1,248

Cash flows from discontinued operations:
Net cash used in operating activities	(640)	(862)
Net cash used in investing activities	—	—
Net cash used in financing activities	(817)	(1,143)

Net cash used in discontinued operations	(1,457)	(2,005)

Decrease in cash and cash equivalents	(29)	(96)
Cash and cash equivalents at beginning of period	66	810

Cash and cash equivalents at end of period	$37	$714

	January 28, 2007	January 22, 2006
Supplementary disclosures:

Interest paid	$1,142	$844

Income taxes paid	—	$75

The accompanying notes are an integral part of these condensed financial statements.

ROADHOUSE GRILL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
January 28, 2007
(1) BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     Roadhouse Grill, Inc. (the “Company”) was incorporated under the laws of the state of Florida in 1992. The principal business of the Company is the operation of full service specialty restaurants. The Company has also granted franchises and licenses to operate restaurants under the “Roadhouse Grill” name. The Company opened its first restaurant in Pembroke Pines, Florida (the greater Ft. Lauderdale area) in 1993. As of January 28, 2007, there were 57 company-owned Roadhouse Grill restaurants, 29 of which are located in Florida and the balance of which are located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, New York, North Carolina, Ohio and South Carolina. At May 29, 2007, the Company operated 56 restaurants (28 in Florida), having closed one restaurant subsequent to January 28, 2007 upon the termination of the related lease.
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

Thirteen weeks ending January 28, 2007	$—
Thirteen weeks ending January 22, 2006	1,380
Thirty nine weeks ending January 28, 2007	1,045
Thirty nine weeks ending January 22, 2006	6,300
     Information regarding assets and liabilities from discontinued operations is as follows (in thousands):

	January 28,	April 30,
	2007	2006
Assets	$658	$838
Liabilities	1,369	2,557
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
(3) GOING CONCERN CONSIDERATIONS
     The Company’s material financial commitments relate principally to its working capital requirements in connection with the operation of its business and its obligations to make operating and capital lease and term loan payments. As of January 28, 2007, total minimum payments required under the Company’s note and lease obligations in 2007, including interest thereon, were $13.7 million (see the discussion below regarding the Company’s total contractual cash obligations). In addition, capital requirements relating to the opening of new restaurants have in the past been (and may in the future be) significant.
     During the thirty-nine weeks ended January 28, 2007, the Company’s primary sources of working capital were cash provided by operations and loans from the Company’s principal shareholders. Subsequent to January 28, 2007, the Company’s primary source of working capital was borrowings from its principal shareholders and loans secured by its credit card receivables (see Notes 16 and 17).
     The following table summarizes the Company’s future contractual cash obligations for the balance of Fiscal 2007 and each of the next four fiscal years and thereafter as of January 28, 2007 (dollars in thousands) (see Notes 5, 6, and 7 for further information regarding these obligations). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Debt:

Principal	$10,573	$451	$104	$7	$—	$—	$11,135
Interest	416	135	2	—	—	—	553

Total debt	10,989	586	106	7	—	—	11,688

Capital lease debt:
Principal	367	398	341	343	316	739	2,504
Interest	109	198	168	135	98	125	833

Total capital lease debt	476	596	509	478	414	864	3,337

Operating leases	2,228	8,780	8,261	7,790	7,468	61,482	96,009
Other commitments	49	140	142	168	—	—	499

Total	$13,742	$10,102	$9,018	$8,443	$7,882	$62,346	$111,533

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
(4) PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following (dollars in thousands):

	January 28,	April 30,	Estimated
	2007	2006	Useful Lives
Building	$3,508	$3,508	20 years
Furniture and Equipment	28,403	28,278	3-7 years
Leasehold improvements	42,136	41,962	7-20 years

	74,047	73,748

Less: accumulated depreciation	(57,911)	(54,122)

	$16,136	$19,626

     The following sets forth property and equipment, net at January 28, 2007 and April 30, 2006, broken out between continuing operations and discontinued operations (in thousands):

	January 28,	April 30,
	2007	2006
Continuing operations	$15,478	$18,867
Discontinued operations	658	759

Total	$16,136	$19,626

     Included in property and equipment are buildings and equipment under capital leases of $9.7 million at each of January 28, 2007 and January 22, 2006. The Company did not capitalize any interest costs during the third quarters of Fiscal Year 2007 or Fiscal Year 2006.
(5) CAPITAL LEASES
     The following is a schedule of future minimum lease payments required in Fiscal 2007 and in future fiscal years under capital leases as of January 28, 2007 (dollars in thousands):

2007	$476
2008	596
2009	509
2010	478
2011	414
Thereafter	864

Total minimum lease payments	3,337
Less: amount representing interest at varying rates ranging from 5 percent to 16 percent	(833)

Present value of net minimum capital lease payments	2,504
Less: current portion of capital lease obligations	(551)

Present value of minimum capital lease obligations excluding current portion	$1,953

     The following sets forth capital lease obligations at January 28, 2007 broken out between continuing operations and discontinued operations (in thousands):

	Current	Non-Current
	Portion	Portion
Continuing operations	$72	$1,953
Discontinued operations	479	—

Total	$551	$1,953

     During the third fiscal quarters of 2007 and 2006, upon the expiration of various equipment operating leases, the Company elected to purchase the equipment under the lease through a continuation of lease payments for a specified period.
(6) OPERATING LEASES
     The Company is a party to various operating lease agreements relating to the rental of land and buildings and equipment at many of its restaurants. Such agreements range in terms of up to 20 years and generally provide the Company the option to renew for additional periods. The agreements generally also require significant penalties to be paid in the event the lease is terminated prior to its expiration. The following is a schedule of future minimum lease payments required in Fiscal 2007 and in future fiscal years under operating leases that have remaining non-cancelable lease terms in excess of one year as of January 28, 2007 (dollars in thousands):

2007	$2,228
2008	8,780
2009	8,261
2010	7,790
2011	7,468
Thereafter	61,482

Total minimum lease payments	$96,009

     The total rent expense for operating leases was $2.4 million and $2.4 million for the thirteen weeks ended January 28, 2007 and January 22, 2006, respectively, and was $7.1 million and $7.6 million for the thirty nine weeks ended January 28, 2007 and January 22, 2006, respectively. The Company leased a portion of its corporate headquarters and recorded rental income in the amounts of $0.04 million and $0.07 million for the thirteen and thirty-nine weeks ended January 22, 2006. The Company did not record rental income in the thirteen or thirty-nine weeks ended January 28, 2007.
(7) LONG-TERM DEBT
     As of January 28, 2007 and April 30, 2006, the Company’s long-term debt was comprised of the following items (amounts in thousands):

	January 28, 2007		April 30, 2006
	Non-Current	Current	Non-Current	Current
	Portion	Portion	Portion	Portion
Long term debt:
Unsecured note due to various entities affiliated with CNL bearing interest at 5%. Monthly payments of $58 are due through October 2007	$—	$210	$43	$659
Other unsecured notes due to various parties bearing interest at 5%. Notes are due through 2009. Current monthly payments are $40	69	1,443	303	526

Total long-term debt	69	1,653	346	1,185
Less: debt from discontinued operations	—	(232)	(141)	(283)

Total long term debt from continuing operations	$69	$1,421	$205	$902

Notes payable to shareholders:
Unsecured demand notes due to Ayman Sabi (President and Chief Executive Officer) bearing interest at 10%	$—	$223	$—	$220
Secured note due to the Berjaya Group (Cayman) Limited (majority shareholder), bearing interest at 10%. Full payment is due upon certain events, including a change in control of the Company (currently in default)	—	7,211	—	4,011

Total notes payable to shareholders	$—	$7,434	$—	$4,231

	January 28, 2007		April 30, 2006
	Non-Current	Current	Non-Current	Current
	Portion	Portion	Portion	Portion
Due to related party:
Unsecured note due to Corsair Special Situations Fund (a member of the Company’s Board of Directors is affiliated with the Corsair Special Situations Fund) bearing interest at 5%. Monthly payments of $104 are due through October 2007	$—	$1,979	$614	$1,281

Total due to related party	$—	$1,979	$614	$1,281

     The carrying amount of property and equipment used as collateral for long-term debt was approximately $16.1 million and $19.6 million at January 28, 2007 and April 30, 2006, respectively.
(8) STOCK OPTION PLANS
     Effective January 28, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the Company to grant up to 1,500,000 options to purchase shares of common stock to officers, directors, key employees and independent contractors and consultants. The 2003 Plan is administered by the Compensation Committee of the Board of Directors. Options may be granted at an exercise price equal to the fair market value at the date of grant, however not less than $0.36 per share, and may have a term of up to ten years. During fiscal year 2004, the Company granted ten-year options to purchase 1,395,000 shares of common stock to various officers and key employees with an exercise price of $0.36 per share. The options vested one third on April 28th of each of 2004, 2005 and 2006. As of January 28, 2007, 975,000 options were outstanding under the 2003 Plan.
     No stock options were granted or exercised during the thirty-nine weeks ended January 28, 2007 or the thirty-nine weeks ended January 22, 2006.
     Stock option activity during the thirty-nine weeks ended January 28, 2007 was as follows:

		Weighted Average
	Total Options	Exercise Price
Outstanding at April 30, 2006	1,295,000	$0.36
Granted	—	—
Exercised	—	—
Forfeited	(320,000)	$0.36
Expired	—	—

Outstanding at January 28, 2007	975,000	$0.36

Options exercisable at January 28, 2007	975,000	$0.36

     The weighted average remaining contractual terms of stock options outstanding and stock options exercisable at January 28, 2007 was 6.7 years. The aggregate intrinsic value of options outstanding and stock options exercisable at January 28, 2007 was zero.
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
     The Company had no unvested stock options as of April 30, 2006 and granted no stock options in the thirty-nine weeks ended January 28, 2007, so there is no impact of SFAS No. 123R on the Company’s condensed financial statements for the thirteen weeks ended January 28, 2007. In accordance with the modified prospective transaction method, the Company’s financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.
(9) SELF-FUNDED INSURANCE
     The Company maintains insurance to cover the potential liabilities associated with a number of the risks that the Company may encounter in its business operations. These include property and flood coverage, auto, workers’ compensation, general liability and umbrella, directors and officers liability, employers practice liability and crime insurance. Many of the policies, such as property, flood and directors and officers liability include deductibles ranging from $100,000 to $125,000 per claim. In relation to workers’ compensation, prior to calendar 2003 the Company was effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $300,000 per claim and on an aggregate basis. Since calendar 2003, the Company has had fixed cost coverage for workers’ compensation. For employer’s practice liability and general liability coverage, the Company is effectively self-insured up to varying self-insurance retention limits set on an individual claim basis ranging up to $150,000 per claim and on an aggregate basis. The Company is also essentially self-insured in regards to the medical insurance benefits that it provides to its managers and certain other employees. These employees who elect to receive medical insurance benefits are required to contribute a portion of the cost of providing the insurance benefits. Total insurance costs incurred by the Company during the thirteen weeks ended January 28, 2007 and January 22, 2006 were $0.8 million and $0.9 million, respectively and were $2.8 million and $2.5 million, respectively, during the thirty nine weeks ended January 28, 2007 and January 22, 2006.
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

(13) NET LOSS PER COMMON SHARE (“EPS”)
     Basic net earnings per share equals net earnings divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share includes dilutive common stock equivalents in the weighted average shares outstanding. The reconciliation between the computations is as follows (dollars in thousands, except share data):

	Thirteen Weeks Ended			Thirty Nine Weeks Ended
	January 28, 2007			January 28, 2007
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS:

Net loss available to common shareholders from continuing operations	$(1,993)	29,220,663	$(0.07)	$(9,780)	29,220,663	$(0.33)
Net gain (loss) available to common shareholders from discontinued operations	104	29,220,663	0.01	(449)	29,220,663	(0.02)

Net loss available to common shareholders	$(1,889)	29,220,663	$(0.06)	$(10,229)	29,220,663	$(0.35)

EFFECT OF DILUTIVE SECURITIES

Stock options and warrants	—	—	—	—	—	—

DILUTED EPS:

Net loss available to common shareholders from continuing operations	$(1,993)	29,220,663	$(0.07)	$(9,780)	29,220,663	$(0.33)
Net gain (loss) available to common shareholders from discontinued operations	104	29,220,663	0.01	(449)	29,220,663	(0.02)

Net loss available to common shareholders	$(1,889)	29,220,663	$(0.06)	$(10,229)	29,220,663	$(0.35)

     Options to purchase 975,000 shares of common stock at a weighted average exercise price of $0.36 per share and warrants to purchase 4,474,337 shares of common stock at a weighted average exercise price of $0.001 per share were outstanding during the thirty nine weeks ending January 28, 2007, but were not included in the computation of diluted EPS because they are anti-dilutive.

	Thirteen Weeks Ended			Thirty Nine Weeks Ended
	January 22, 2006			January 22, 2006
	Net Loss	Shares	Amount	Net Loss	Shares	Amount
BASIC EPS:

Net loss available to common shareholders from continuing operations	$(2,569)	29,220,663	$(0.09)	$(6,731)	29,220,663	$(0.23)
Net loss available to common shareholders from discontinued operations	(620)	29,220,663	(0.02)	(2,238)	29,220,663	(0.08)

Net loss available to common shareholders	$(3,189)	29,220,663	$(0.11)	$(8,969)	29,220,663	$(0.31)

EFFECT OF DILUTIVE SECURITIES

Stock options	—	—	—	—	—	—

DILUTED EPS:

Net loss available to common shareholders from continuing operations	$(2,569)	29,220,663	$(0.09)	$(6,731)	29,220,663	$(0.23)
Net loss available to common shareholders from discontinued operations	(620)	29,220,663	(0.02)	(2,238)	29,220,663	(0.08)

Net loss available to common shareholders	$(3,189)	29,220,663	$(0.11)	$(8,969)	29,220,663	$(0.31)

     Options to purchase 1,295,000 shares of common stock at a weighted average exercise price of $0.36 per share were outstanding during the thirty nine weeks ending January 22, 2006, but were not included in the computation of diluted EPS because they are anti-dilutive.
(14) ADVANCE SALE OF FOOD AND BEVERAGE CREDITS
     The Company has in the past entered into agreements with a loyalty and rewards company involving the discounted advance sale of food and beverage credits to be used at its restaurants. As of January 28, 2007 and April 30, 2006 the unearned revenue related to this program was $0.05 million and $0.4 million, respectively.
(15) IMPACT OF 2005 HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on October 29, 2005. None of the Company’s South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. The Company had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. The Company does not intend to reopen this restaurant. All of the Company’s other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in the Company’s South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. In the aggregate, as of January 28, 2007, the Company has received $0.5 million in proceeds as partial settlement on its Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. While additional insurance claims are pending with respect to the Biloxi restaurant, there can be no assurance that any additional amounts will be received with respect to such claims.
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
     In addition, as part of its agreement to make the loan in October 2005, the majority shareholder received a common stock purchase warrant (the “ Berjaya Warrant”) to purchase, for nominal consideration, 4,474,337 shares of the Company’s authorized but unissued common stock (the “Shares”). Under the terms of the Berjaya Warrant, as amended, the majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Warrant would have been canceled if a change in control occurred prior to that date. For accounting purposes, no value was assigned to the Berjaya Warrant because it was not exercisable on the date of grant and was expected to be canceled if a financing or sale transaction was completed. During the first quarter of fiscal 2007, the Company recorded a charge aggregating $1,070,000, which is the fair value of the Berjaya Warrant on the date it first became exercisable. The Berjaya Warrant is expected to be cancelled at the closing of the transaction with Duffy’s (see Note 17).
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
     Additionally, at the closing of the Stock Purchase, Buyer will infuse $11 million into the Company, $9 million of which shall be infused as an equity contribution and $2 million of which shall be infused as a loan. These funds will be used by Company to pay certain delinquent obligations of the Company due to taxing authorities, to fund costs relating to the transactions contemplated by the Agreement and to fund the cash required to purchase the shares of common stock owned by the Company minority shareholders (the “Minority Shareholders”), who together own approximately 14.5% of the Company’s outstanding common stock, as more particularly described below.
     Further, Buyer has agreed that following the closing of the Stock Purchase, it will, as the holder of more than 80% of Company’s common stock, effect a short-form merger (the “Short-Form Merger”) with and into the Company under Section 607.1104 of the Florida Statutes. In the Short-Form Merger, the shares of Company common stock owned by the Minority Shareholders will be converted into the right to receive $0.46 per share in cash (without interest).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q for the thirteen weeks ended January 28, 2007 (the “Form 10-Q”) contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Statements preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” or similar expressions are generally considered to be forward-looking statements. Specifically, this report contains forward-looking statements regarding, among other matters, our plans, objectives, expectations, operations, cash flow, margins, revenue, liquidity and capital resources.
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
OUR LIQUIDITY IS TIGHT AND OUR CIRCUMSTANCES RAISE SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN
     We reported net losses in each of the thirteen weeks ended January 28, 2007 and January 22, 2006. We have also experienced cash flow constraints over the last few years and we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such obligations.
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
     In addition, as part of its agreement to make the loan in October 2005, we issued the Berjaya Warrant to our majority shareholder allowing it to purchase, for nominal consideration, 4,474,337 shares of our authorized but unissued common stock (the “Shares”). Under the terms of the Berjaya Warrant, as amended, our majority shareholder has the right to purchase the Shares on or after July 1, 2006. The Berjaya Warrant will be canceled as part of the transaction contemplated by the agreement with Duffy’s. For accounting purposes, no value was assigned to the Berjaya Warrant at date of grant since it was not exercisable. We recorded a charge in the amount of $1.1 million for the fair value of the Berjaya Warrant in the first quarter of Fiscal Year 2007 on the date such warrant became exercisable.
     In September 2005, our Chief Executive Officer, Ayman Sabi, loaned us $120,000, which was used for working capital. In May 2006, Mr. Sabi loaned us an additional $100,000 (see Note 16 of Notes to Financial Statements). An additional $3,000 of interest due under this loan was recorded and added to the principal balance of the loan at October 29, 2006.
IMPACT OF HURRICANES
     On August 24 and 25, 2005, Hurricane Katrina hit South Florida. The storm thereafter hit the Southeast Gulf Coast region on August 29, 2005. None of our South Florida restaurants were heavily damaged in the storm, and all South Florida restaurants that were temporarily closed due to the hurricane have reopened. We had seven restaurants in Mississippi, Louisiana and Alabama. Of these restaurants, one restaurant located in Biloxi, Mississippi, was destroyed by the storm and was a total loss. We do not intend to reopen this restaurant. All of our other restaurants in the gulf coast region had varying degrees of damage from the storm. However, all of these other restaurants have now reopened. Excluding Biloxi, an aggregate of 80 full or partial days of sales were lost in our South Florida and Gulf Coast restaurants, representing approximately $0.3 million in lost sales based on prior year sales for these days. In the aggregate, as of January 28, 2007, we had received $0.5 million in proceeds as partial settlement on our Hurricane Katrina insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane. While additional insurance claims are pending with respect to the Biloxi restaurant, there can be no assurance that any additional amounts will be received with respect to such claims.
     On October 24, 2005, Hurricane Wilma hit South Florida, which resulted in the temporary closure of thirteen of our restaurants. Our South Florida restaurants had varying degrees of damage from the storm. However, all of these restaurants have now reopened. An aggregate of 145 full or partial days of sales were lost in our South Florida restaurants, representing approximately $0.6 million in lost sales based on prior year sales for these days. In addition, our corporate office was closed for an eight-day period. In the aggregate, as of April 30, 2006 we had received $0.3 million in proceeds as full settlement on our Hurricane Wilma insurance claim, which has been recorded as an offset to the loss on the carrying value of the assets impacted by the hurricane.

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

OVERVIEW
     Our revenues are derived primarily from the sale of food and beverages. In each of the thirteen and thirty-nine weeks ended January 28, 2007 and January 22, 2006, restaurant sales generated from lunch and dinner amounted to approximately 27% and 73% of restaurant sales, respectively. Restaurant sales of food and beverages accounted for approximately 91% and 9%, respectively, in each of the thirteen and thirty-nine weeks ended January 28, 2007 and January 22, 2006. Franchise and management fees during the thirteen and thirty-nine weeks ended January 28, 2007 and January 22, 2006 accounted for less than 1% of our revenues.
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
CRITICAL ACCOUNTING POLICIES
     For a full discussion of our critical accounting policies, please see our 2006 Form 10-K.
RESULTS OF OPERATIONS
     The following table sets forth for the periods indicated the percentage relationship to total revenues of certain statements of operations data.

	Thirteen Weeks Ended		Thirty nine Weeks Ended
	January 28,	January 22,	January 28,	January 22,
	2007	2006	2007	2006
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of restaurant sales:
Food and beverage	33.2	32.9	34.1	33.6
Labor and benefits	37.4	34.1	37.1	34.1
Occupancy and other	27.7	27.8	28.5	27.1

Total cost of restaurant sales	98.3	94.8	99.7	94.8
Depreciation and amortization	4.9	4.9	5.3	4.8
General and administrative expenses	3.6	6.8	5.8	7.0
Asset impairment	—	2.2	—	0.8

Total operating expenses	106.8	108.7	110.8	107.4

Operating loss	(6.8)	(8.7)	(10.8)	(7.4)

THIRTEEN WEEKS ENDED JANUARY 28, 2007 (“FISCAL YEAR 2007 THIRD QUARTER”) COMPARED TO THE THIRTEEN WEEKS ENDED JANUARY 22, 2006 (“FISCAL YEAR 2006 THIRD QUARTER”)
     Total revenues. Total revenues decreased $3.5 million, or 13.1%, from $26.6 million for Fiscal Year 2006 Third Quarter to $23.1 million for Fiscal Year 2007 Third Quarter. This decrease is primarily attributable to a decrease in customer headcount, partially offset by an increase in check average resulting primarily from menu price changes that were implemented in March 2005.
     Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2007 Third Quarter and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives.
     Food and beverage. Food and beverage costs decreased $1.1 million, or 12.4%, to $7.7 million for Fiscal Year 2007 Third Quarter, from $8.8 million for Fiscal Year 2006 Third Quarter. As a percentage of revenues, food and beverage costs were 33.2% for Fiscal Year 2007 Third Quarter and 32.9% for Fiscal Year 2006 Third Quarter. The decrease in dollars, as well as the increase in food and beverage costs as a percentage of revenue, was impacted by the reduction in revenue, offset in part by higher food costs.
     Labor and benefits. Labor and benefits costs decreased $0.4 million, or 4.7%, to $8.7 million for Fiscal Year 2007 Third Quarter, from $9.1 million for Fiscal Year 2006 Third Quarter. As a percentage of revenues, labor and benefits costs increased to 37.4% for Fiscal Year 2007 Third Quarter from 34.1% for Fiscal Year 2006 Third Quarter. The decrease in dollars is attributable to a reduction in workers’ compensation costs and the decline in revenues, partially offset by the impact of changes in minimum wage implemented in Florida, New York, North Carolina, and Ohio. The increase in labor and benefits as a percentage of revenues is primarily attributable to the impact of changes in minimum wage and the fixed nature of a significant portion of our labor and benefits compared to reduced revenues.
     Occupancy and other. Occupancy and other costs decreased $1.0 million, or 13.3%, to $6.4 million for Fiscal Year 2007 Third Quarter, from $7.4 million for Fiscal Year 2006 Third Quarter. As a percentage of revenues, occupancy and other was 27.7% for Fiscal Year 2007 Third Quarter compared to 27.8% for Fiscal Year 2006 Third Quarter. The decrease in dollars and as a percentage of revenues is primarily attributable to reductions in marketing expense and equipment rental expense resulting from the expiration of certain equipment leases, offset to some extent by increased rent as a result of the August 2004 sale/leaseback of 11 properties.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 11.5%, to $1.1 million during the Fiscal Year 2007 Third Quarter from $1.3 million during the Fiscal Year 2006 Third Quarter. As a percentage of revenues, depreciation and amortization expense was 4.9% for both Fiscal Year 2007 Third Quarter and Fiscal Year 2006 Third Quarter.
     General and administrative. General and administrative costs decreased $1.0 million, or 53.7%, to $0.8 million for Fiscal Year 2007 Third Quarter from $1.8 million for Fiscal Year 2006 Third Quarter. As a percentage of revenues, general and administrative costs decreased 3.2% from 6.8% for Fiscal Year 2006 Third Quarter to 3.6% for Fiscal Year 2007 Third Quarter. The decrease, both in dollars and as a percentage of revenues, is primarily due to a reduction in legal and professional fees, partially offset by increased bank fees and costs associated with the investment banking process.

     Interest expense, net. Total interest expense increased $0.1 million, or 28.8%, to $0.4 million for Fiscal Year 2007 Third Quarter, from $0.3 million for Fiscal Year 2006 Third Quarter. The increase was primarily due to the interest incurred relating to borrowings from the Company’s principal shareholders.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2007 Third Quarter or Fiscal Year 2006 Third Quarter because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Gain (Loss) from operations of discontinued restaurants. The Company recorded a gain from operations of discontinued restaurants of less than $0.1 million for Fiscal Year 2007 Third Quarter. The Company reported a loss from operations of discontinued restaurants of $0.3 million for Fiscal Year 2006 Third Quarter.
     Gain (Loss) from disposal of discontinued restaurants. During the Fiscal Year 2007 Third Quarter, we recorded a gain from disposal of discontinued restaurants in the amount of less than $0.1 million. During Fiscal Year 2006 Third Quarter, we reported a loss from disposal of discontinued restaurants of $0.3 million.
THIRTY NINE WEEKS ENDED JANUARY 28, 2007 (“FISCAL YEAR 2007 FIRST THREE QUARTERS”) COMPARED TO THE THIRTY NINE WEEKS ENDED JANUARY 22, 2006 (“FISCAL YEAR 2006 FIRST THREE QUARTERS”)
     Total revenues. Total revenues decreased $10.0 million, or 12.5%, from $80.3 million for Fiscal Year 2006 First Three Quarters to $70.3 million for Fiscal Year 2007 First Three Quarters. This decrease is primarily attributable to a decrease in customer headcount, partially offset by an increase in check average resulting primarily from menu price changes that were implemented in March 2005.
     Management believes that the decrease in headcount is primarily attributable to economic conditions during the Fiscal Year 2007 First Three Quarters and consumer discretionary spending which have been negatively impacted by the significant increases in gas prices as well as increased competition from new restaurants in many of the markets in which our restaurants operate and the impact of our financial condition and lack of working capital on our ability to invest in our restaurants and engage in necessary marketing initiatives.
     Food and beverage. Food and beverage costs decreased $3.0 million, or 11.2%, to $24.0 million for Fiscal Year 2007 First Three Quarters, from $27.0 million for Fiscal Year 2006 First Three Quarters. As a percentage of revenues, food and beverage costs was 34.1% for Fiscal Year 2007 First Three Quarters and 33.6% for Fiscal Year 2006 First Three Quarters. The decrease in dollars and the increase as a percentage of revenues was impacted by the reduction in revenue, offset by higher food costs.
     Labor and benefits. Labor and benefits costs decreased $1.3 million, or 4.8%, to $26.1 million for Fiscal Year 2007 First Three Quarters, from $27.4 million for Fiscal Year 2006 First Three Quarters. As a percentage of revenues, labor and benefits costs increased to 37.1% for Fiscal Year 2007 First Three Quarters from 34.1% for Fiscal Year 2006 First Three Quarters. The decrease in dollars is attributable to a reduction in workers’ compensation costs and the decline in revenues, partially offset by the impact of changes in minimum wage implemented in Florida, New York, North Carolina, and Ohio. The increase in labor and benefits as a percentage of revenues is primarily attributable to the impact of changes in minimum wage and the fixed nature of a significant portion of our labor and benefits compared to reduced revenues.

     Occupancy and other. Occupancy and other costs decreased $1.7 million, or 7.9%, to $20.0 million for Fiscal Year 2007 First Three Quarters, from $21.7 million for Fiscal Year 2006 First Three Quarters. As a percentage of revenues, occupancy and other was 28.5% for Fiscal Year 2007 First Three Quarters compared to 27.1% for Fiscal Year 2006 First Three Quarters. The decrease in dollars was due to costs associated with equipment leases that expired between the Fiscal Year 2006 First Three Quarters and the Fiscal Year 2007 First Three Quarters, partially offset by the relatively fixed nature of certain occupancy and other costs, including rent and property taxes, compared to reduced revenues.
     Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 2.7%, to $3.7 million for Fiscal Year 2007 First Three Quarters from $3.8 million for Fiscal Year 2006 First Three Quarters . As a percentage of revenues, depreciation and amortization expense increased 0.5% to 5.3% from 4.8% during these periods.
     General and administrative. General and administrative costs decreased $1.6 million, or 28.4%, from $5.7 million for Fiscal Year 2006 First Three Quarters to $4.1 million for Fiscal Year 2007 First Three Quarters. As a percentage of revenues, general and administrative costs decreased 1.2% from 7.0% for Fiscal Year 2006 First Three Quarters to 5.8% for Fiscal Year 2007 First Three Quarters. The decrease, both in dollars and as a percentage of revenues, is primarily due to a reduction in legal and professional fees, partially offset by increased bank fees and costs associated with the investment banking process.
     Interest expense, net. Total interest expense increased $0.3 million, or 40.7%, to $1.1 million for Fiscal Year 2007 First Three Quarters, from $0.8 million for Fiscal Year 2006 First Three Quarters. The increase was primarily due to the interest incurred relating to borrowings from the Company’s principal shareholders.
     Income taxes. We did not recognize a tax benefit relating to the operating loss for either the Fiscal Year 2007 First Three Quarters or Fiscal Year 2006 First Three Quarters because management does not believe that it is more likely than not that our deferred tax assets will be realized in the future.
     Loss from operations of discontinued restaurants. Total loss from operations of discontinued restaurants decreased $1.0 million to $0.4 million for Fiscal Year 2007 First Three Quarters, from $1.4 million for Fiscal Year 2006 First Three Quarters due to the closure of restaurants during the period.
     Loss from disposal of discontinued restaurants. Loss from disposal of discontinued restaurants decreased $0.8 million from $0.8 million for Fiscal Year 2006 First Three Quarters to less than $0.1 million for Fiscal Year 2007 First Three Quarters.

LIQUIDITY AND CAPITAL RESOURCES
     Our material financial commitments relate principally to our working capital requirements and our obligations to make operating and capital lease and term loan payments in accordance with the terms of our agreements. See Note 7 to the Condensed Financial Statements for a description of our current outstanding debt obligations. As of January 28, 2007, total minimum payments required under our note and lease obligations in 2007, including interest thereon, were $13.7 million.
     The following table summarizes our future contractual cash obligations for the remainder of Fiscal Year 2007 and for each of the next four fiscal years and thereafter as of January 28, 2007 (dollars in thousands). Operating lease commitments include estimated common area maintenance expenses.

	2007	2008	2009	2010	2011	Thereafter	Total
Debt:

Principal	$10,573	$451	$104	$7	$—	$—	$11,135
Interest	416	135	2	—	—	—	553

Total debt	10,989	586	106	7	—	—	11,688

Capital lease debt:
Principal	367	398	341	343	316	739	2,504
Interest	109	198	168	135	98	125	833

Total capital lease debt	476	596	509	478	414	864	3,337

Operating leases	2,228	8,780	8,261	7,790	7,468	61,482	96,009
Other commitments	49	140	142	168	—	—	499

Total	$13,742	$10,102	$9,018	$8,443	$7,882	$62,346	$111,533

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
     We reported net losses in each of the thirteen weeks ended January 28, 2007 and January 22, 2006. We have also experienced cash flow constraints over the last few years and we have not always been timely in our payments due to our creditors, including taxing authorities. We are also in default with respect to the $8.1 million in senior debt that is due to our majority shareholder. Among the obligations that have not been timely paid are certain payroll and sales tax obligations, and our failure to pay such obligations on a timely basis has caused us to incur substantial penalty and interest charges with respect to such obligations.
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
SUMMARY OF CASH FLOWS
     Cash used in continuing operating activities during the thirty nine weeks ended January 28, 2007 was $1.4 million, compared with $1.6 million provided by operating activities during the thirty nine weeks ended January 22, 2006. The primary sources of cash for thirty nine weeks ended January 28, 2007 were the timing of payments of accounts payable and accrued expenses and the collection of insurance proceeds from hurricane claims. The primary sources of cash for the thirty nine weeks ended January 22, 2006 were the net cash generated from operations and cash received from the advance sale of food and beverage credits under the program with the loyalty and rewards company. The primary use of cash during the thirty nine weeks ended January 28, 2007 and January 22, 2006 was cash used to support operations and payments made relating to the use of the food and beverage credits.
     Cash used in continuing investing activities was $0.3 million during the thirty nine weeks ended January 28, 2007, and $0.9 million during the thirty nine weeks ended January 22, 2006. Cash used by investing activities during each period consisted of purchases of property and equipment
     Cash provided by continuing financing activities during the thirty nine weeks ended January 28, 2007 was $3.2 million, compared to $1.2 million during the thirty nine weeks ended January 22, 2006. Cash provided by financing activities during the thirty nine weeks ended January 28, 2007 and January 22, 2006 related to the proceeds of borrowings from related parties. Cash used in financing activities in each period consisted of repayments of long term debt and capital lease obligations.
     Cash used in discontinued operations in the thirty nine weeks ended January 28, 2007 was $1.5 million, compared to cash provided by discontinued operations of $2.0 million in the thirty nine weeks ended January 22, 2006.
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

ITEM 4. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and acting principal financial officer have concluded that as of January 28, 2007, as set forth in the next paragraph, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported with the time periods specified in the rules and regulations of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports was accumulated and communicated to management, including our principal executive officer and acting principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no changes in securities during the thirty nine weeks ended January 28, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     There were no defaults upon senior securities during the thirty nine weeks ended January 28, 2007
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were brought before the shareholders for a vote during the thirty nine weeks ended January 28, 2007.
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